Form 10-Q
period 1994-09-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1994-11-10
CIK 918040, 22606

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

      (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1994

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to
                                                  ---    ---

 COMMISSION
    FILE          REGISTRANT; STATE OF INCORPORATION;            IRS EMPLOYER
   NUMBER            ADDRESS; AND TELEPHONE NUMBER            IDENTIFICATION NO.
 ----------       -----------------------------------         ------------------
 1-11375    UNICOM CORPORATION                                    36-3961038
            (an Illinois corporation)
            37th Floor, 10 South Dearborn Street
            Post Office Box A-3005
            Chicago, Illinois 60690-3005
            312/394-7399
 1-1839     COMMONWEALTH EDISON COMPANY                           36-0938600
            (an Illinois corporation)
            37th Floor, 10 South Dearborn Street
            Post Office Box 767
            Chicago, Illinois 60690-0767
            312/394-4321

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes      No  X *
                                                    ----    ---

Common Stock outstanding at October 31, 1994:
    Unicom Corporation--                         214,189,572 shares
    Commonwealth Edison Company--                214,189,606 shares

*Unicom Corporation was formed in connection with the restructuring of Commonwealth Edison Company into a holding company structure. Unicom Corporation became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on August 30, 1994, when its Registration Statement on Form 8-B was declared effective by the Securities and Exchange Commission.

- - - --------------------------------------------------------------------------------
- - - --------------------------------------------------------------------------------

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                         QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994

  This combined Form 10-Q is separately filed by Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to each individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to any other companies affiliated with Unicom Corporation.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Income for the three months, nine months
     and twelve months ended September 30, 1993 and 1994.................     5
    Consolidated Balance Sheets--December 31, 1993 and September 30,
     1994................................................................   6-7
    Statements of Consolidated Capitalization--December 31, 1993 and Sep-
     tember 30, 1994.....................................................     8
    Statements of Consolidated Retained Earnings for the three months,
     nine months and twelve months ended September 30, 1993 and 1994.....     9
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1993 and 1994..........    10
    Notes to Financial Statements........................................ 11-31
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 32-43
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    44
    Statements of Consolidated Income for the three months, nine months
     and twelve months ended September 30, 1993 and 1994.................    45
    Consolidated Balance Sheets--December 31, 1993 and September 30,
     1994................................................................ 46-47
    Statements of Consolidated Capitalization--December 31, 1993 and Sep-
     tember 30, 1994.....................................................    48
    Statements of Consolidated Retained Earnings for the three months,
     nine months and twelve months ended September 30, 1993 and 1994.....    49
    Statements of Consolidated Premium on Common Stock and Other Paid-In
     Capital for the three months, nine months and twelve months ended
     September 30, 1993 and 1994.........................................    49
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1993 and 1994..........    50
    Notes to Financial Statements........................................ 51-55
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    56
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 57-62
  Item 6. Exhibits and Reports on Form 8-K...............................    63
SIGNATURES...............................................................    64

                                  DEFINITIONS

  The following terms in the text of this report are defined as indicated:

          TERM                                   MEANING
 ----------------------- ------------------------------------------------------
 AFUDC                   Allowance for funds used during construction
 AMT                     Alternative minimum tax
 CERCLA                  Comprehensive Environmental Response, Compensation and
                          Liability Act of 1980, as amended
 CFC                     Chlorofluorocarbon
 Circuit Court           Circuit Court of Cook County, Illinois
 Clean Air Amendments    Clean Air Act Amendments of 1990
 ComEd                   Commonwealth Edison Company, which is a majority-owned
                          subsidiary of Unicom.
 Congress                U.S. Congress
 Cotter                  Cotter Corporation, which is a wholly-owned subsidiary
                          of ComEd.
 DOE                     U.S. Department of Energy
 EMFs                    Electric and magnetic fields
 FERC                    Federal Energy Regulatory Commission
 Fuel Matters Settlement A settlement relating to the ICC fuel reconciliation proceedings involving ComEd for the period from 1985
                          through 1988 and to future challenges by the settling
                          parties to the prudency of ComEd's western coal costs
                          for the period from 1989 through 1992.
 ICC                     Illinois Commerce Commission
 Illinois EPA            Illinois Environmental Protection Agency
 Indiana Company         Commonwealth Edison Company of Indiana, Inc., which is
                          a wholly-owned subsidiary of ComEd.
 IPCB                    Illinois Pollution Control Board
 MGP                     Manufactured gas plant
 NEIL                    Nuclear Electric Insurance Limited
 NML                     Nuclear Mutual Limited
 NPDES                   National Pollutant Discharge Elimination System
 NPL                     National Priorities List
 NRC                     Nuclear Regulatory Commission
 PCBs                    Polychlorinated biphenyls
 PRPs                    Potentially responsible parties under CERCLA
 Rate Matters Settlement A settlement concerning the proceedings relating to
                          ComEd's 1985 and 1991 ICC rate orders (which orders
                          relate to, among other things, the recovery of costs
                          associated with ComEd's four most recently completed
                          nuclear generating units), the proceedings relating
                          to the reduction in the difference between ComEd's
                          summer and non-summer residential rates that was
                          effected in the summer of 1988, outstanding issues
                          relating to the appropriate interest rate and rate
                          design to be applied to a refund made by ComEd during
                          1990 relating to a December 1988 ICC rate order, and
                          matters related to a rider to ComEd's rates that it
                          was required to file as a result of the change in the
                          federal corporate tax rate made by the Tax Reform Act
                          of 1986.
 Remand Order            ICC rate order issued on January 6, 1993, as
                          subsequently modified
 SEC                     Securities and Exchange Commission
 SFAS                    Statement of Financial Accounting Standards
 Unicom                  Unicom Corporation
 Unicom Enterprises      Unicom Enterprises Inc., which is a wholly-owned
                          subsidiary of Unicom.
 Unicom Thermal          Unicom Thermal Technologies Inc., which is a wholly-
                          owned subsidiary of Unicom Enterprises.
 Units                   ComEd's nuclear generating units known as Byron Unit 2
                          and Braidwood Units 1 and 2
 U.S. EPA                U.S. Environmental Protection Agency
 Westinghouse            Westinghouse Electric Corporation

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of December 31, 1993 and September 30, 1994, and the related statements of consolidated income, retained earnings and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1993 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of December 31, 1993 and September 30, 1994, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1993 and 1994, in conformity with generally accepted accounting principles.

  As discussed in Notes 13 and 14, effective January 1, 1993, the Company changed its method of accounting for postretirement health care benefits and income taxes, respectively.


                                            Arthur Andersen LLP
Chicago, Illinois
November 8, 1994

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED INCOME (NOTE 1)

  The following Statements of Consolidated Income for the three months, nine months and twelve months ended September 30, 1993 and 1994 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                              SEPTEMBER 30            SEPTEMBER 30            SEPTEMBER 30
                          ----------------------  ----------------------  ----------------------
                             1993        1994        1993        1994        1993        1994
                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues
 (Notes 2 and 3):
 Operating revenues.....  $1,979,738  $1,857,863  $5,036,916  $4,825,753  $6,500,070  $6,336,042
 Provisions for revenue
  refunds...............    (107,290)     (2,587)   (250,536)    (13,561)   (250,555) (1,049,790)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,872,448  $1,855,276  $4,786,380  $4,812,192  $6,249,515  $5,286,252
                          ----------  ----------  ----------  ----------  ----------  ----------
Operating Expenses and
 Taxes:
 Fuel (Notes 1, 2, 10
  and 19)...............  $  324,606  $  288,990  $  869,465  $  814,974  $1,097,033  $1,116,444
 Purchased power........         859      11,633       8,757      56,466      18,920      60,011
 Deferred
  (under)/overrecovered
  energy costs--net
  (Note 1)..............      (6,633)      9,508      (9,585)    (11,451)    (31,831)     (3,624)
 Operation..............     360,267     359,333   1,066,011   1,152,358   1,449,923   1,544,034
 Maintenance............     128,372     122,481     429,239     458,125     594,879     610,600
 Depreciation (Note 1)..     215,428     221,966     645,557     665,835     854,782     883,046
 Recovery of regulatory
  assets................         765       3,818       2,296      11,635       3,128      14,574
 Taxes (except income)
  (Note 15).............     201,327     210,892     573,984     599,251     760,368     727,180
 Income taxes (Notes 1
  and 14)--
   Current--Federal.....     114,301      81,337     190,242     137,804     198,164     (72,366)
   --State..............      35,477        (846)     48,422         979      42,630     (55,067)
   Deferred--Federal--
    net.................      47,202      78,466      39,531      63,414      68,927     111,935
   --State--net.........       1,538      36,010      10,073      47,634      26,859      72,314
 Investment tax credits
  deferred--net (Notes
  1 and 14).............      (7,288)     (7,195)    (21,902)    (21,620)    (29,079)    (29,142)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,416,221  $1,416,393  $3,852,090  $3,975,404  $5,054,703  $4,979,939
                          ----------  ----------  ----------  ----------  ----------  ----------
Operating Income........  $  456,227  $  438,883  $  934,290  $  836,788  $1,194,812  $  306,313
                          ----------  ----------  ----------  ----------  ----------  ----------
Other Income and
 (Deductions):
 Interest on long-term
  debt..................  $ (160,909) $ (154,420) $ (495,070) $ (467,413) $ (661,253) $ (623,525)
 Interest on notes
  payable...............         (85)       (226)       (247)       (415)       (328)       (502)
 Allowance for funds
  used during
  construction (Note
  1)--
   Borrowed funds.......       5,277       4,336      11,723      14,831      16,177      20,038
   Equity funds.........       6,454       5,215      14,070      17,641      18,984      24,189
 Income taxes
  applicable to
  nonoperating
  activities (Notes 1
  and 14)...............      11,959       3,050      18,124      23,620      17,904      35,409
 Income tax reduction
  for disallowed plant
  costs.................         792         --          792         --          792         --
 Deferred carrying
  charges (Note 2)......         --          --          --          --          --      438,183
 Interest and other
  costs for 1993
  Settlements (Note 2)..         --       (3,368)        --      (21,261)        --     (119,935)
 Provision for
  dividends on
  preferred and
  preference stocks of
  Commonwealth Edison
  Company...............     (16,565)    (16,966)    (50,245)    (47,994)    (67,214)    (63,801)
 Miscellaneous--net.....     (32,592)    (12,843)    (53,991)    (79,455)    (52,359)    (82,823)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $ (185,669) $ (175,222) $ (554,844) $ (560,446) $ (727,297) $ (372,767)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income (Loss) Before
 Cumulative Effect of
 Change in Accounting
 for Income Taxes.......  $  270,558  $  263,661  $  379,446  $  276,342  $  467,515  $  (66,454)
Cumulative Effect of
 Change in Accounting
 for Income Taxes.......         --          --        9,738         --        9,738         --
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income (Loss).......  $  270,558  $  263,661  $  389,184  $  276,342  $  477,253  $  (66,454)
                          ==========  ==========  ==========  ==========  ==========  ==========
Average Number of Common
 Shares Outstanding.....     213,550     214,138     213,451     213,947     213,381     213,880
Earnings (Loss) per
 Common Share Before
 Cumulative Effect of
 Change in Accounting
 for Income Taxes.......       $1.27       $1.23       $1.77       $1.29       $2.19      $(0.31)
Cumulative Effect of
 Change in Accounting
 for Income Taxes.......         --          --         0.05         --         0.05         --
                               -----       -----       -----       -----       -----      ------
Earnings (Loss) per
 Common Share...........       $1.27       $1.23       $1.82       $1.29       $2.24      $(0.31)
                               =====       =====       =====       =====       =====      ======
Cash Dividends Declared
 per Common Share.......       $0.40       $0.40       $1.20       $1.20       $1.60      $ 1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                                     SEPTEMBER
                                                      DECEMBER 31,      30,
                       ASSETS                             1993         1994
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant (Notes 1, 3, 8, 16 and 18):
  Plant and equipment, at original cost (includes
   construction work in progress of $1,040 million
   and $1,031 million, respectively)................. $25,581,003   $26,100,927
  Less--Accumulated provision for depreciation.......   8,790,519     9,431,837
                                                      -----------   -----------
                                                      $16,790,484   $16,669,090
  Nuclear fuel, at amortized cost....................     662,562       660,719
                                                      -----------   -----------
                                                      $17,453,046   $17,329,809
                                                      -----------   -----------
Investments and Other Property:
  Nuclear decommissioning funds (Notes 1 and 11)..... $   706,841   $   855,350
  Subsidiary companies (Notes 1 and 17)..............     122,332       117,564
  Other, at cost (Note 17)...........................      72,379        29,648
                                                      -----------   -----------
                                                      $   901,552   $ 1,002,562
                                                      -----------   -----------
Current Assets:
  Cash............................................... $       743   $     3,934
  Temporary cash investments (Note 11)...............     247,119       126,965
  Other cash investments (Note 11)...................     641,575        13,188
  Special deposits (Note 11).........................      32,635        16,850
  Receivables (Note 1)--
    Customers........................................     427,613       454,331
    Taxes............................................     186,687        51,724
    Other............................................      66,963        33,416
    Provisions for uncollectible accounts............     (10,910)      (11,006)
  Coal and fuel oil, at average cost.................     111,752       104,791
  Materials and supplies, at average cost............     402,714       393,920
  Deferred unrecovered energy costs (Note 1).........      43,885        61,568
  Deferred income taxes related to current assets and
   liabilities (Note 14)--
    Loss carryforward................................     175,197        27,577
    Other............................................     166,102       112,941
  Prepayments and other..............................      42,190        32,978
                                                      -----------   -----------
                                                      $ 2,534,265   $ 1,423,177
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets (Notes 1 and 14)................. $ 2,698,751   $ 2,628,135
  Unrecovered energy costs (Note 1)..................     680,243       650,677
  Other (Note 19)....................................     111,941       103,858
                                                      -----------   -----------
                                                      $ 3,490,935   $ 3,382,670
                                                      -----------   -----------
                                                      $24,379,798   $23,138,218
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                      CONSOLIDATED BALANCE SHEETS (NOTE 1)

                                                                     SEPTEMBER
                                                       DECEMBER 31,     30,
            CAPITALIZATION AND LIABILITIES                 1993        1994
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,421,893  $ 5,451,872
  Preferred and preference stocks of Commonwealth
   Edison Company--
    Without mandatory redemption requirements.........     441,445      508,220
    Subject to mandatory redemption requirements......     309,964      295,734
  Long-term debt of subsidiary companies..............   7,550,762    7,312,425
                                                       -----------  -----------
                                                       $13,724,064  $13,568,251
                                                       -----------  -----------
Current Liabilities:
  Notes payable--bank loans (Note 9).................. $     5,950  $     7,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies (Note 11).....................     630,260      737,955
  Accounts payable....................................     444,080      326,232
  Accrued interest....................................     186,825      158,800
  Accrued taxes.......................................     132,362      133,268
  Dividends payable...................................     101,047      102,657
  Estimated revenue refunds and related interest (Note
   2).................................................   1,166,308      118,177
  Customer deposits...................................      45,757       44,692
  Other...............................................     143,519       84,151
                                                       -----------  -----------
                                                       $ 2,856,108  $ 1,713,082
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes (Note 14)..................... $ 4,445,173  $ 4,313,609
  Accumulated deferred investment tax credits (Notes 1
   and 14)............................................     746,508      724,889
  Accrued spent nuclear fuel disposal fee and related
   interest (Note 10).................................     566,527      582,531
  Obligations under capital leases of subsidiary com-
   panies (Note 16)...................................     323,175      370,012
  Regulatory liabilities (Notes 1, 14 and 19).........     782,624      758,983
  Other (Notes 1, 12 and 13)..........................     935,619    1,106,861
                                                       -----------  -----------
                                                       $ 7,799,626  $ 7,856,885
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 19)
                                                       $24,379,798  $23,138,218
                                                       ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

               STATEMENTS OF CONSOLIDATED CAPITALIZATION (NOTE 1)

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         1993          1994
                                                     ------------  -------------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity (Notes 4 and 5):
  Common stock, without par value--
   Outstanding--213,751,147 shares and 214,185,572
    shares, respectively............................ $ 4,876,535    $ 4,887,792
  Preference stock expense of Commonwealth Edison
   Company..........................................      (3,794)        (4,030)
  Retained earnings.................................     549,152        568,110
                                                     -----------    -----------
                                                     $ 5,421,893    $ 5,451,872
                                                     -----------    -----------
Preferred and Preference Stocks of Commonwealth
 Edison Company--
  Without Mandatory Redemption Requirements (Notes
   4, 6 and 11):
    Preference stock, cumulative, without par
     value--
     Outstanding--10,499,549 shares and 13,499,549
      shares, respectively.......................... $   432,320    $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--286,949 shares and 102,615 shares,
      respectively..................................       9,125          3,263
    Prior preferred stock, cumulative, $100 par
     value per share--
     No shares outstanding..........................         --             --
                                                     -----------    -----------
                                                     $   441,445    $   508,220
                                                     -----------    -----------
  Subject to Mandatory Redemption Requirements
   (Notes 4, 7 and 11):
    Preference stock, cumulative, without par
     value--
     Outstanding--3,290,290 shares and 3,148,920
      shares, respectively.......................... $   327,653    $   313,535
    Current redemption requirements for preference
     stock included in current liabilities..........     (17,689)       (17,801)
                                                     -----------    -----------
                                                     $   309,964    $   295,734
                                                     -----------    -----------
Long-Term Debt of Subsidiary Companies (Notes 8, 11
 and 20):
  First mortgage bonds:
    Maturing through 1998--
      6 1/8% due May 15, 1995....................... $   103,000    $   103,000
      5 1/4% due April 1, 1996......................      50,000         50,000
      5 3/4% due November 1, 1996...................      50,000         50,000
      5 3/4% due December 1, 1996...................      50,000         50,000
      7% due February 1, 1997.......................     150,000        150,000
      5 3/8% due April 1, 1997......................      50,000         50,000
      6 1/4% due October 1, 1997....................      60,000         60,000
      6 1/4% due February 1, 1998...................      50,000         50,000
      6% due March 15, 1998.........................     130,000        130,000
      6 3/4% due July 1, 1998.......................      50,000         50,000
      6 3/8% due October 1, 1998....................      75,000         75,000
    Maturing 1999 through 2008--5.30% to 10 3/8%....   2,204,600      2,230,500
    Maturing 2009 through 2018--5.70% to 10 5/8%....     956,000        996,000
    Maturing 2019 through 2023--7 3/4% to 9 7/8%....   2,020,000      2,020,000
                                                     -----------    -----------
                                                     $ 5,998,600    $ 6,064,500
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%.................................     120,185        112,643
  Pollution control obligations, due 2004 through
   2014--5 7/8% to 11 3/8%..........................     353,200        287,200
  Other long-term debt..............................   1,598,625      1,470,536
  Current maturities of long-term debt included in
   current liabilities..............................    (446,724)      (553,207)
  Unamortized net debt discount and premium (Note
   1)...............................................     (73,124)       (69,247)
                                                     -----------    -----------
                                                     $ 7,550,762    $ 7,312,425
                                                     -----------    -----------
                                                     $13,724,064    $13,568,251
                                                     ===========    ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS (NOTE 1)

                         THREE MONTHS ENDED   NINE MONTHS ENDED  TWELVE MONTHS ENDED
                            SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER  30
                         ------------------- ------------------- -------------------
                            1993      1994      1993      1994      1993      1994
                         ---------- -------- ---------- -------- ---------- --------
                                           (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................  $  793,449 $390,691 $  847,186 $549,152 $  844,737 $977,682
Add--Net income (loss).     270,558  263,661    389,184  276,342    477,253  (66,454)
                         ---------- -------- ---------- -------- ---------- --------
                         $1,064,007 $654,352 $1,236,370 $825,494 $1,321,990 $911,228
                         ---------- -------- ---------- -------- ---------- --------
Deduct--
   Cash dividends
    declared on common
    stock..............  $   85,429 $ 85,675 $  256,182 $256,822 $  341,505 $342,322
   Loss on reacquired
    preference stock of
    Commonwealth Edison
    Company and other..         896      567      2,506      562      2,803      796
                         ---------- -------- ---------- -------- ---------- --------
                         $   86,325 $ 86,242 $  258,688 $257,384 $  344,308 $343,118
                         ---------- -------- ---------- -------- ---------- --------
Balance at End of
 Period................  $  977,682 $568,110 $  977,682 $568,110 $  977,682 $568,110
                         ========== ======== ========== ======== ========== ========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                 STATEMENTS OF CONSOLIDATED CASH FLOWS (NOTE 1)

                          THREE MONTHS ENDED      NINE MONTHS ENDED       TWELVE MONTHS ENDED
                             SEPTEMBER 30           SEPTEMBER 30             SEPTEMBER 30
                          --------------------  ----------------------  ------------------------
                            1993       1994        1993        1994        1993         1994
                          ---------  ---------  ----------  ----------  -----------  -----------
                                               (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income (loss)......  $ 270,558  $ 263,661  $  389,184  $  276,342  $   477,253  $   (66,454)
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization........    229,914    234,127     681,564     697,809      902,700      927,380
   Deferred income taxes
    and investment tax
    credits--net........     30,984    109,556      13,716      72,662       53,977      143,270
   Cumulative effect of
    change in accounting
    for income taxes....        --         --       (9,738)        --        (9,738)         --
   Equity component of
    allowance for funds
    used during
    construction........     (6,454)    (5,215)    (14,070)    (17,641)     (18,984)     (24,189)
   Provisions for
    revenue refunds and
    related interest....    107,290      5,988     250,879      34,978      252,429    1,138,295
   Revenue refunds and
    related interest....         12   (409,541)     (3,617) (1,083,109)    (156,091)  (1,270,214)
   Recovery/(deferral)
    of regulatory
    assets/deferred
    carrying charges--
    net.................        765      3,818       2,296      11,635        3,128     (423,609)
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................        (44)     1,425      (1,998)     32,962      (14,184)      33,143
   Net effect on cash
    flows of changes in:
     Receivables........    (82,895)   (46,726)   (179,580)    141,888     (138,716)     164,063
     Coal and fuel oil..     72,084     26,236     167,250       6,961      167,472       55,093
     Materials and
      supplies..........      7,508      8,618      (4,571)      8,794       (1,318)      15,199
     Accounts payable
      adjusted for
      nuclear fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     40,669     19,996      66,169      35,196      227,219      247,972
     Accrued interest
      and taxes.........     74,425    (68,963)     51,175     (27,119)      37,491     (117,528)
     Other changes in
      certain current
      assets and
      liabilities.......     (2,220)   (15,756)     (6,875)    (50,531)     (24,258)     (50,293)
   Other--net...........     46,779     64,124     143,855     198,270       94,043      163,951
                          ---------  ---------  ----------  ----------  -----------  -----------
                          $ 789,375  $ 191,348  $1,545,639  $  339,097  $ 1,852,423  $   936,079
                          ---------  ---------  ----------  ----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(198,613) $(179,348) $ (581,100) $ (562,934) $  (876,230) $  (824,425)
 Nuclear fuel
  expenditures..........    (38,226)   (65,696)   (190,975)   (170,995)    (245,756)    (241,389)
 Equity component of
  allowance for funds
  used during
  construction..........      6,454      5,215      14,070      17,641       18,984       24,189
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --      (96,229)    (96,229)    (132,550)    (132,550)
 Investment in
  subsidiary companies..        --         --          --          --          (141)         --
 Other cash investments
  and special deposits..    (27,463)     7,855     (29,933)    628,387      (43,620)      38,971
                          ---------  ---------  ----------  ----------  -----------  -----------
                          $(257,848) $(231,974) $ (884,167) $ (184,130) $(1,279,313) $(1,135,204)
                          ---------  ---------  ----------  ----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $ 717,169  $  87,699  $1,694,625  $  364,813  $ 1,753,047  $   597,485
  Capital stock.........      1,253     72,703      75,889      77,734       82,403       82,431
 Retirement and
  redemption of
  securities--
  Long-term debt........   (830,201)  (145,850) (1,889,378)   (501,602)  (2,004,161)    (512,764)
  Capital stock.........    (27,000)   (11,250)    (60,936)    (14,137)     (96,756)     (46,281)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............    119,843         (2)    209,377       3,192      268,474       35,546
 Premium paid on early
  redemption of long-
  term debt.............    (25,455)       --      (78,395)       (900)     (78,395)        (900)
 Cash dividends paid on
  common stock..........    (85,409)   (85,628)   (256,075)   (256,647)    (341,273)    (342,076)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     41,077     39,443     162,724     207,463      242,495      248,994
 Nuclear fuel lease
  principal payments....    (70,719)   (53,510)   (189,360)   (153,046)    (257,313)    (209,653)
 Increase in short-term
  borrowings............        350      1,050         350       1,200          500        1,200
                          ---------  ---------  ----------  ----------  -----------  -----------
                          $(159,092) $ (95,345) $ (331,179) $ (271,930) $  (430,979) $  (146,018)
                          ---------  ---------  ----------  ----------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $ 372,435  $(135,971) $  330,293  $ (116,963) $   142,131  $  (345,143)
Cash and Temporary Cash
 Investments at
 Beginning of Period....    103,607    266,870     145,749     247,862      333,911      476,042
                          ---------  ---------  ----------  ----------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 476,042  $ 130,899  $  476,042  $  130,899  $   476,042  $   130,899
                          =========  =========  ==========  ==========  ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  Corporate Structure and Basis of Presentation. Unicom was incorporated in January 1994, and became the parent corporation of ComEd and Unicom Enterprises in a corporate restructuring that became effective on September 1, 1994. Previously, Unicom Enterprises was a wholly-owned subsidiary of ComEd. The restructuring was accounted for by the pooling-of-interests method. Under this method, the assets, liabilities and ownership interests of each of the companies are combined at their existing recorded amounts as of the restructuring date, and the financial statements are presented herein as if the restructuring took place as of the earliest period shown. In the restructuring, each of the 214,185,572 outstanding shares of ComEd common stock, par value $12.50 per share, were converted into one fully paid and non-assessable share of Unicom common stock, without par value. ComEd, an electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary engaged, through Unicom Thermal, in energy service activities. Unicom Thermal will provide district cooling services to office and other buildings from central locations in the city of Chicago. Unicom Thermal expects to begin serving customers in the summer of 1995.

  The consolidated financial statements include the accounts of Unicom, ComEd, the Indiana Company and the consolidated accounts of Unicom Enterprises. All significant intercompany transactions have been eliminated. ComEd's investments in other subsidiary companies, which are not material in relation to ComEd's financial position and results of operations, are accounted for in accordance with the equity method of accounting. The preferred and preference stocks, common stock purchase warrants, first mortgage bonds and other debt obligations of ComEd and the Indiana Company were unchanged in the restructuring and remain outstanding securities and obligations of ComEd and the Indiana Company.

  Regulation. ComEd is subject to regulation as to accounting, service and ratemaking policies and practices by the ICC and FERC. ComEd's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process. Such effects concern mainly the time at which various items enter into the determination of net income in order to follow the principle of matching costs and revenues.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. ComEd's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately 8.1 million as of December 31, 1993, approximately 8.2 million as of December 31, 1992 and approximately 8.1 million as of December 31, 1991. It includes the city of Chicago, an area of about 225 square miles with an estimated population of three million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended September 30, 1994. ComEd had approximately 3.3 million electric customers at September 30, 1994.

  Depreciation and Decommissioning. Depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. A March 8, 1991 ICC rate order directs ComEd to depreciate non-nuclear plant and equipment at annual rates developed for each class of plant based on their composite service lives. The annual rate for nuclear plant and equipment is 2.88% which excludes decommissioning costs. Provisions for depreciation were at average annual rates of 3.14% and 3.15% for the three months ended September 30, 1993 and 1994, respectively, 3.14% and 3.15% for the nine months ended September 30, 1993 and 1994, respectively, and 3.12% and 3.13% for the twelve months ended September 30, 1993 and 1994, respectively, of

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES average depreciable utility plant and equipment. The provisions for chemical cleaning are reflected in the Statements of Consolidated Income in maintenance expense and in the Consolidated Balance Sheets in other noncurrent liabilities.

  Nuclear plant decommissioning costs are accrued over the expected service life of the related nuclear generating stations. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the SEC regarding the electric utility industry method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the useful life of each related generating station. The accrual for decommissioning is based on the prompt removal method authorized by the NRC guidelines. ComEd's twelve operating units have estimated remaining service lives ranging from 13 to 34 years. ComEd's first nuclear unit, Dresden Unit 1, is retired and will be dismantled upon the retirement of the remaining units at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study of decommissioning costs, including the costs of decontamination, dismantling and site restoration, such costs are estimated to aggregate $4.24 billion in current-year (1994) dollars. This amount compares to the estimate for decommissioning costs of $2.45 billion, in current-year (1994) dollars, reflected in ComEd's last rate order of March 8, 1991. The $4.24 billion estimate is based on plant location and cost characteristics for ComEd's nuclear plants and reflects additional low-level waste burial costs, higher labor costs due to reduced administrative radiation dose limit requirements and higher costs resulting from an additional five-year period in the decommissioning process to allow sufficient cooling of on-site spent nuclear fuel before it is removed from the fuel pool.

  On February 10, 1994, ComEd filed a rate increase request with the ICC. As part of that request, ComEd proposed to increase its annual accrual of decommissioning costs to approximately $170 million from the current level of $127 million approved in the March 8, 1991 rate order. The assumptions used to calculate the $43 million proposed increase in the annual accrual of decommissioning costs (such as the decommissioning cost estimate of $4.06 billion, stated in 1993 dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.30% and 6.26%, respectively, as well as a future escalation rate of 5.3% in decommissioning costs) reflect some uncertainty. The rate filing is designed to provide greater assurance than current rate levels that sufficient funds will be available in the external decommissioning trusts for decommissioning expenditures when the nuclear plants are retired. The current accrual of $127 million, coupled with accumulated earnings on the trust fund assets, would provide approximately the same amount of funds to pay estimated decommissioning costs if a 4.5% escalation rate is assumed.

  For the twelve operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of September 30, 1994, the total decommissioning costs included in the accumulated provision for depreciation were approximately $969 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at September 30, 1994 in current-year (1994) dollars of approximately $233 million was recorded on the Consolidated Balance Sheets as a noncurrent liability and the unrecovered portion of the liability of approximately $141 million was recorded as a regulatory asset.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Illinois law requires ComEd to establish external trusts to hold decommissioning funds, and the ICC has approved ComEd's funding plan which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining service lives of the nuclear plants. At September 30, 1994, the past accruals that are required to be contributed to the external trusts aggregate $206 million. The fair value of funds accumulated in the external trusts at September 30, 1994 was approximately $855 million which includes pre-tax unrealized appreciation of $23 million. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation. Such earnings on the external trust funds, which have been recorded as a component of depreciation expense on the Statements of Consolidated Income, were $11,966,000 and $8,495,000 for the three months ended September 30, 1993 and 1994, respectively, $31,857,000 and $28,825,000 for the nine months ended September 30, 1993 and 1994, respectively, and $39,588,000 and $37,796,000 for the twelve months ended September 30, 1993 and 1994, respectively.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are currently being recovered through the fuel adjustment clause. See Note 10 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the current interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, for the three months ended September 30, 1993 and 1994 were $109,724,000 and $101,534,000, respectively, for the nine months ended September 30, 1993 and 1994 were $298,752,000 and $267,693,000, respectively, and for the twelve months ended September 30, 1993 and 1994 were $392,359,000 and $354,834,000, respectively.

  Income Taxes. Deferred income taxes are provided for income and expense items recognized for financial accounting purposes in periods that differ from those for income tax purposes. Income taxes deferred in prior years are charged or credited to income as the book/tax timing differences reverse. Prior years' deferred investment tax credits are amortized through credits to income generally over the lives of the related property. Income tax credits resulting from interest charges applicable to nonoperating activities, principally construction, are classified as other income.

  For additional information relating to income taxes, including information related to the adoption in January 1993 of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes, see Note 14. In addition, see "Income Taxes" under the subcaption "Results of Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  AFUDC. In accordance with uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates for the three months ended September 30, 1993 and 1994 were 9.97% and 9.84%, respectively, for the nine months ended September 30, 1993 and 1994 were 10.09% and 9.84%, respectively, and for the twelve months ended September 30, 1993 and 1994 were 10.13% and 9.86%, respectively. AFUDC does not contribute to the current cash flow of Unicom or ComEd. For additional information regarding AFUDC, see Note 14.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Interest. Total interest costs incurred on debt, leases and other obligations for the three months ended September 30, 1993 and 1994 were $176,070,000 and $179,138,000, respectively, for the nine months ended September 30, 1993 and 1994 were $539,526,000 and $552,816,000, respectively, and for the twelve months ended September 30, 1993 and 1994 were $715,508,000 and $791,942,000, respectively.

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt of subsidiary companies are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from ComEd's reacquisition of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates is deferred and amortized over the lives of the long-term debt issued to finance the reacquisition.

  Deferred Unrecovered Energy Costs. The uniform fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of three nuclear enrichment facilities previously operated by the DOE. As of December 31, 1993 and September 30, 1994, an asset of approximately $202 million and $192 million, respectively, was recorded, of which the current portion of approximately $15 million has been included in current assets on the Consolidated Balance Sheets. As of December 31, 1993 and September 30, 1994, a corresponding liability of approximately $177 million was recorded in other noncurrent liabilities and approximately $29 million and $16 million, respectively, was recorded in other current liabilities.

  At December 31, 1993 and September 30, 1994, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $517 million and $504 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as the coal is used for the generation of electricity. ComEd expects to recover the costs of the coal reserves by the year 2007. However, ComEd is not earning a return on the expenditures for coal reserves prior to the coal reserves being used for the generation of electricity by including the coal reserves in rate base. Unrecovered fuel costs expected to be recovered within one year amounting to approximately $24 million and $31 million at December 31, 1993 and September 30, 1994, respectively, have been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. See Note 19 for additional information concerning ComEd's coal commitments.

  Regulatory Assets and Liabilities. Regulatory assets include the unamortized portions of certain rate case and consultant costs associated with the prudency audits of ComEd's Byron and Braidwood stations which the ICC allowed to be deferred and amortized for ratemaking purposes, unamortized deferred depreciation related to Byron Unit 1 which the ICC allowed to be deferred and amortized over the remaining life of the unit, unamortized losses on ComEd's reacquired debt, unamortized deferred carrying charges associated with the Units, which the ICC allowed to be deferred and amortized for ratemaking purposes, a regulatory asset for the unrecovered portion of nuclear decommissioning costs for ComEd's Dresden Unit 1 and a regulatory asset related to income taxes recorded in compliance with SFAS No.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

109, which was adopted in January 1993. A regulatory liability related to income taxes was also recorded in compliance with SFAS No. 109.

  For additional information relating to deferred carrying charges, see "Deferred Carrying Charges," under the subcaption "Results of Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Certain Investments. Effective January 1, 1994, SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, was adopted. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. For additional information, see Note 11.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental information required by SFAS No. 95 for the three months, nine months and twelve months ended September 30, 1993 and 1994 was as follows:

                          THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                          ------------------- ----------------- -------------------
                            1993      1994      1993     1994     1993      1994
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $189,619  $174,323 $540,226 $494,358  $688,389  $631,814
   Income taxes (net of
    refunds)............   $    200  $ 92,467 $107,262 $ 14,876  $178,835  $ 10,628
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions of subsidiary
  companies incurred....   $ 41,077  $ 40,089 $171,586 $209,958  $251,554  $254,123

  (2) SETTLEMENTS RELATING TO CERTAIN RATE MATTERS. Under the Rate Matters Settlement, effective as of November 4, 1993, ComEd reduced its rates by approximately $339 million annually and commenced refunding approximately $1.26 billion (including revenue taxes), plus interest at five percent on the unpaid balance, through temporarily reduced rates over an initial refund period scheduled to end in November 1994 (to be followed by a reconciliation period of no more than five months). ComEd had previously deferred the recognition of revenues during 1993 as a result of developments in the proceedings related to the 1991 ICC rate order, which resulted in a reduction to 1993 net income of approximately $160 million or $0.75 per common share. The recording of the effects of the Rate Matters Settlement in October 1993 reduced 1993 net income by approximately $292 million or $1.37 per common share, in addition to the approximately $160 million effect of the deferred recognition of revenues and after the partially offsetting effect of recording approximately $269 million or $1.26 per common share in deferred carrying charges, net of income taxes, authorized in the Remand Order. The deferred recognition of revenues was eliminated in October 1993 at the time the provisions for revenue refunds related to the Rate Matters Settlement, which reflected those deferred revenues, were recorded. Consistent with such treatment of the deferred recognition of revenues in 1993, the financial statements presented herein for the three months, nine months and twelve months ended September 30, 1993 and the twelve months ended September 30, 1994 reflect the reclassification of the deferred recognition of revenues from operating revenues to provisions for revenue refunds.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Under the Fuel Matters Settlement, effective as of December 2, 1993, ComEd commenced paying approximately $108 million (including revenue taxes) to its customers through temporarily reduced collections under its fuel adjustment clause over a twelve-month period scheduled to end in November 1994. The recording of the effects of the Fuel Matters Settlement in October 1993 reduced 1993 net income by approximately $62 million or $0.29 per common share.

  As of September 30, 1994, the estimated revenue refunds and related interest arising from the settlements remaining to be refunded was approximately $118 million.

  (3) OTHER RATE MATTERS. On February 10, 1994, ComEd filed a request with the ICC to increase electric operating revenues by approximately $460 million, or 7.9%, on an annual basis above the level of revenues approved in the Rate Matters Settlement. This request principally reflects the inclusion of the Units in ComEd's rate base as fully "used and useful," increased operation and maintenance expenses over the level reflected in the Remand Order, increased contributions to the external trust funds which ComEd is required to fund to cover the eventual decommissioning of its nuclear power plants, and lower debt and equity costs. The ICC has suspended the rates, appointed hearing examiners and ordered an investigation. In September 1994, the ICC Staff issued an initial brief in which they recommended that Byron Unit 2 and Braidwood Unit 1 be found fully "used and useful" and Braidwood Unit 2 be found approximately 69% "used and useful." In total, the Staff's brief recommended that ComEd receive a $313.2 million increase in revenues, including a $53.7 million increase in base rates along with a proposal to collect $169.9 million for decommissioning costs and $89.6 million for municipal franchise compensation as riders on customer bills. Illinois legislation, effective September 1994, allows the ICC to authorize the use of riders to pass on to ratepayers increases or decreases in decommissioning costs without filing a new rate case, while maintaining its authority to monitor and approve charges that flow through the rider. Under the Illinois Public Utilities Act, the ICC must decide the case by early January 1995.

  In the Remand Order, the rate determination was based upon, among other things, findings by the ICC with respect to the extent to which the Units were "used and useful" during the 1991 test year period of the rate order. With respect to the "used and useful" issue, the ICC applied a needs and economic benefits methodology, using a twenty percent reserve margin and forecasted peak demand, and found Byron Unit 2 and Braidwood Units 1 and 2 to be 93%, 21% and 0%, respectively, "used and useful." ComEd has not recorded any disallowances related to the "used and useful" issue. ComEd considers the "used and useful" disallowance in the Remand Order to be temporary. The ICC concluded in the Remand Order that the forecasts in the record in that proceeding indicated that Braidwood Units 1 and 2 will be fully "used and useful" within the reasonably foreseeable future.

  (4) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At September 30, 1994, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at September 30, 1994 were: preference stock--23,458,920 shares; $1.425 convertible preferred stock--102,615 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  (5) COMMON STOCK. At September 30, 1994, shares of Unicom common stock were reserved for the following purposes:

      1993 Long-Term Incentive Plan................................... 4,000,000
      Employee Stock Purchase Plan.................................... 1,267,658
      Employee Savings and Investment Plan............................   484,403
                                                                       ---------
                                                                       5,752,061
                                                                       =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  During the three months, nine months and twelve months ended September 30, 1993 and 1994, common stock was issued as follows:

                                   THREE MONTHS    NINE MONTHS    TWELVE MONTHS
                                      ENDED           ENDED           ENDED
                                   SEPTEMBER 30   SEPTEMBER 30    SEPTEMBER 30
                                  -------------- --------------- ---------------
                                   1993   1994    1993    1994    1993    1994
                                  ------ ------- ------- ------- ------- -------
 Shares of Common Stock Issued--
 Employee Stock Purchase Plan...     --      --  138,648 154,710 363,393 284,656
 Employee Savings and Investment
  Plan..........................  42,200  15,800 112,400  81,400 197,400 122,400
 Conversion of $1.425 convert-
  ible preferred stock..........   7,779  91,935  16,368 185,041  16,368 191,048
 Conversion of warrants.........     331   7,522     943  13,274   1,378  13,705
                                  ------ ------- ------- ------- ------- -------
                                  50,310 115,257 268,359 434,425 578,539 611,809
                                  ====== ======= ======= ======= ======= =======
                                              (THOUSANDS OF DOLLARS)

Amount of Common Stock Issued...  $1,510 $ 3,535 $ 7,312 $11,715 $13,842 $16,614
                                  ====== ======= ======= ======= ======= =======

  At December 31, 1993 and September 30, 1994, 128,699 and 84,722 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants. The amounts of warrants converted into ComEd common stock were $13,000 and $306,000 for the three months ended September 30, 1993 and 1994, respectively, $37,000 and $546,000 for the nine months ended September 30, 1993 and 1994, respectively, and $53,000 and $562,000 for the twelve months ended September 30, 1993 and 1994, respectively.

  (6) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed by ComEd during the twelve months ended September 30, 1993. During the twelve months ended September 30, 1994, 3,000,000 shares of ComEd preference stock without mandatory redemption requirements were issued and no shares of ComEd preferred or preference stocks without mandatory redemption requirements were redeemed. The series of ComEd preference stock without mandatory redemption requirements outstanding at September 30, 1994 are summarized as follows:

                                                                        INVOLUNTARY
                    SHARES           AGGREGATE         REDEMPTION       LIQUIDATION
      SERIES      OUTSTANDING       STATED VALUE        PRICE(A)         PRICE(A)
      ------      -----------       ------------       ----------       -----------
                                     (THOUSANDS
                                    OF DOLLARS)
      $1.90        4,249,549          $106,239          $ 25.25           $25.00
      $2.00        2,000,000            51,560          $ 26.04           $25.00
      $1.96        2,000,000            52,440          $ 27.11           $25.00
      $7.24          750,000            74,340          $101.00           $99.12
      $8.40          750,000            74,175          $101.00           $98.90
      $8.38          750,000            73,566          $100.16           $98.09
      $2.425       3,000,000            72,637          $ 25.00           $25.00
                  ----------          --------
                  13,499,549          $504,957
                  ==========          ========

- - - --------
(a) Per share plus accrued and unpaid dividends, if any.

  The outstanding shares of ComEd's $1.425 convertible preferred stock are convertible at the option of the holders thereof, at any time, into common stock of ComEd at the rate of 1.02 shares of common stock for each share of convertible preferred stock, subject to future adjustment. The convertible preferred stock may be redeemed by ComEd at $42 per share, plus accrued and unpaid dividends, if any. The involuntary liquidation price of the $1.425 convertible preferred stock is $31.80 per share, plus accrued and unpaid dividends, if any. The number of shares of convertible preferred stock converted into ComEd common stock for the three months ended September 30, 1993 and 1994 was 7,630 shares and 92,860 shares, respectively, for the nine months ended September 30, 1993 and 1994 was 16,052

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES shares and 184,334 shares, respectively, and for the twelve months ended September 30, 1993 and 1994 was 16,052 shares and 190,224 shares, respectively.

  (7) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended September 30, 1993, 700,000 shares of ComEd preference stock subject to mandatory redemption requirements were issued. During the twelve months ended September 30, 1994, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at September 30, 1994 are summarized as follows:

                  SHARES     AGGREGATE
     SERIES     OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(A)
 -------------- ----------- ------------ -------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
 $8.20             321,420    $ 32,142   $103 through October 31, 1997; and $101
                                         thereafter
 $8.40 Series B    390,000      38,737   $101
 $8.85             337,500      33,750   $103 through July 31, 1998; and $101 thereafter
 $9.25             750,000      75,000   $103 through July 31, 1999; and $101 thereafter
 $9.00             650,000      64,431   Non-callable
 $6.875            700,000      69,475   Non-callable
                 ---------    --------
                 3,148,920    $313,535
                 =========    ========

- - - --------
(a) Per share plus accrued and unpaid dividends, if any.

  The annual sinking fund requirements and sinking fund and involuntary liquidation prices per share of the outstanding series of ComEd preference stock subject to mandatory redemption requirements are summarized as follows:

                                                          SINKING  INVOLUNTARY
                                                            FUND   LIQUIDATION
          SERIES        ANNUAL SINKING FUND REQUIREMENT   PRICE(A)  PRICE(A)
      --------------  ----------------------------------- -------- -----------
      $8.20            35,715 shares                        $100    $100.00
      $8.40 Series B   30,000 shares(b)                     $100    $ 99.326
      $8.85            37,500 shares                        $100    $100.00
      $9.25            75,000 shares                        $100    $100.00
      $9.00           130,000 shares beginning in 1996(b)   $100    $ 99.125
      $6.875                  (c)                           $100    $ 99.25

- - - --------
(a) Per share plus accrued and unpaid dividends, if any.
(b) ComEd has a non-cumulative option to increase the annual sinking fund payment on each sinking fund redemption date to retire an additional number of shares, not in excess of the sinking fund requirement, at the applicable redemption price.
(c) All shares are required to be redeemed on May 1, 2000.

  Annual remaining sinking fund requirements through 1998 on ComEd preference stock outstanding at September 30, 1994 will aggregate $3,572,000 in 1994, $17,822,000 in 1995, $30,822,000 in 1996, $30,822,000 in 1997 and $30,822,000
in 1998. During the twelve months ended September 30, 1993 and 1994, 2,165,072 shares and 462,085 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

  Sinking fund requirements due within one year are included in current liabilities.

  On November 1, 1992, ComEd redeemed 300,000 shares of its $2.875 Series of preference stock at the optional redemption price of $25 per share and 75,000 shares of its $11.70 Series of preference stock at the optional redemption price of $100 per share, plus accrued and unpaid dividends.

  On June 28, 1993, ComEd redeemed the remaining 170,810 shares of its $2.875 Series of preference stock and all 1,050,000 shares of its $2.375 Series of preference stock, both at the optional redemption price of $25.25 per share, plus accrued and unpaid dividends.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  On November 1, 1993, ComEd redeemed the remaining 75,000 shares of its $11.70 Series of preference stock (150,000 shares had been redeemed on August 1, 1993 at the optional redemption price of $105 per share, plus accrued and unpaid dividends). Of the remaining 75,000 shares, 37,500 shares were redeemed to meet the November 1, 1993 mandatory sinking fund requirement and 37,500 shares were redeemed as a permitted optional sinking fund payment, both at the sinking fund redemption price of $100 per share, plus accrued and unpaid dividends.

  On November 1, 1993, ComEd redeemed all 210,000 shares of its $9.30 Series of preference stock, of which 70,000 shares were redeemed at the optional redemption price of $101.03 per share, plus accrued and unpaid dividends, 70,000 shares were redeemed to meet the November 1, 1993 mandatory sinking fund requirement and 70,000 shares were redeemed as a permitted optional sinking fund payment, the latter two at the sinking fund redemption price of $100 per share, plus accrued and unpaid dividends.

  (8) LONG-TERM DEBT OF SUBSIDIARY COMPANIES. Sinking fund requirements and scheduled maturities remaining through 1998 for ComEd and the Indiana Company's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at September 30, 1994, after deducting sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1994--$20,780,000; 1995--$493,886,000; 1996--
$231,444,000; 1997--$689,397,000; and 1998--$350,027,000.

  Other ComEd long-term debt outstanding at September 30, 1994 is summarized as follows:

                           PRINCIPAL
      DEBT SECURITY         AMOUNT                         INTEREST RATE PROVISIONS
- - - ------------------------  ----------- ------------------------------------------------------------------
                          (THOUSANDS
                          OF DOLLARS)
Notes:
 Medium Term Notes,
  Series 1N due
  various dates through
  April 1, 1998           $   82,500  Interest rates ranging from 9.27% to 10.48%
 Medium Term Notes,
  Series 2N due
  various dates through
  July 1, 1996                24,000  Interest rates ranging from 9.79% to 9.874%
 Medium Term Notes,
  Series 3N due
  various dates through
  October 15, 2004           332,250  Interest rates ranging from 8.80% to 9.20%
 Medium Term Notes,
  Series 4N due
  various dates through
  May 15, 1997                46,000  Interest rates ranging from 8.11% to 8.875%
 Notes due July 15, 1995     100,000  Fixed interest rate of 5.50%
 Notes due February 15,
  1997                       150,000  Fixed interest rate of 7.00%
 Notes due July 15, 1997     100,000  Fixed interest rate of 6.50%
 Notes due October 15,
  2005                       235,000  Fixed interest rate of 6.40%
                          ----------
                          $1,069,750
                          ----------
Long-Term Notes Payable
 to Banks:
 Note due January 9,
  1995                    $  100,000  Prevailing interest rate of 5.375% at September 30, 1994
 Notes due July 31, 1995     150,000  Prevailing interest rates averaging 5.65625% at September 30, 1994
 Note due June 1, 1997       150,000  Prevailing interest rate of 5.50% at September 30, 1994
                          ----------
                          $  400,000
                          ----------
Purchase Contract Obli-
 gations:
 Woodstock due January
  2, 1997                 $      273  Fixed interest rate of 4.50%
 Hinsdale due April 30,
  2005                           513  Fixed interest rate of 3.00%
                          ----------
                          $      786
                          ----------
                          $1,470,536
                          ==========

  Long-term debt maturing within one year and the principal amount of long-term debt to be redeemed and identified in Note 20, have been included in current liabilities.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  (9) LINES OF CREDIT. ComEd had total bank lines of credit of approximately $922 million and unused bank lines of credit of approximately $915 million at September 30, 1994. Of that amount, $915 million (of which $175 million expires on October 2, 1995, $72 million expires in equal quarterly installments commencing on December 31, 1996 and ending on September 30, 1998 and $668 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon ComEd's credit ratings, or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to $915 million of such lines of credit.

  (10) DISPOSAL OF SPENT NUCLEAR FUEL. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. ComEd has elected to pay the one-time fee, with interest, just prior to the first scheduled delivery of spent nuclear fuel to the DOE, which is scheduled to occur not later than January 1998; however, this delivery schedule is expected to be delayed significantly. The liability for the one-time fee and the related interest is reflected in the Consolidated Balance Sheets.

  (11) FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used to estimate the fair value of financial instruments either held or issued and outstanding. The disclosure of such information does not purport to be a market valuation of Unicom and subsidiary companies as a whole. The impact of any realized or unrealized gains or losses related to such financial instruments on the financial position or results of operations of Unicom and subsidiary companies is primarily dependent on the treatment authorized under future ComEd ratemaking proceedings.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Investments. Securities included in nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the Trustee, is based on published market data. The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation (only the realized portion prior to January 1, 1994), for the three months, nine months and twelve months ended September 30, 1993 and 1994 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                          -------------------  --------------------  --------------------
                            1993      1994       1993       1994       1993       1994
                          --------  ---------  ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Gross proceeds from
 sales of securities....  $ 84,955  $ 251,996  $ 328,459  $ 587,026  $ 380,832  $ 647,251
Less cost based on
 specific
 identification.........   (80,032)  (254,022)  (319,064)  (586,351)  (370,463)  (645,021)
                          --------  ---------  ---------  ---------  ---------  ---------
Realized gains (losses)
 on sales of securities.  $  4,923  $  (2,026) $   9,395  $     675  $  10,369  $   2,230
Other realized fund
 earnings net of
 expenses...............     7,043     10,521     22,462     28,150     29,219     35,566
                          --------  ---------  ---------  ---------  ---------  ---------
Total realized net
 earnings of the funds..  $ 11,966  $   8,495  $  31,857  $  28,825  $  39,588  $  37,796
Unrealized gains
 (losses)...............    14,783      9,926     34,049    (38,527)    38,285    (41,607)
                          --------  ---------  ---------  ---------  ---------  ---------
 Total net earnings
  (losses) of the funds.  $ 26,749  $  18,421  $  65,906  $  (9,702) $  77,873  $  (3,811)
                          ========  =========  =========  =========  =========  =========

  Financial instruments included in investments and other property, subcaption other, at a cost of approximately $4 million at December 31, 1993 and September 30, 1994, are not material in relation to other financial instruments of Unicom and subsidiary companies; therefore, an estimate of the fair value of these instruments has not been made.

  Current Assets. Cash, temporary cash investments and other cash investments, which include U.S. Government Obligations and other short-term marketable securities, and special deposits, which primarily includes cash deposited for the redemption, refund or discharge of debt securities, are stated at cost, which approximates their fair value because of the short maturity of these instruments. The securities included in these categories have been classified as "available for sale" securities.

  Capitalization. The estimated fair values of ComEd preferred and preference stocks (without and subject to mandatory redemption requirements) and long-term debt of subsidiary companies, including the current portions thereof, have been obtained from an independent consultant. Estimated fair values exclude accrued interest and preferred and preference stock dividends. Long-term notes payable to banks in the amounts of $250 million and $400 million at December 31, 1993 and September 30, 1994, respectively, for which interest is paid at prevailing rates, are included in the financial statements at cost, which approximates their fair value. Purchase contract obligations included in long-term debt at a cost of approximately $1 million at December 31, 1993 and September 30, 1994, are not material in relation to other financial instruments of Unicom and subsidiary companies; therefore, an estimate of the fair value of these instruments has not been made.

  Current Liabilities. The carrying value of notes payable, which consists of bank loans maturing within one year, approximates their fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of December 31, 1993 and September 30, 1994; therefore, the carrying value is equal to the fair value.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The estimated fair values of financial instruments other than those instruments reflected in the financial statements at cost which approximates fair value, as of January 1, 1994 and September 30, 1994, are as follows:

                                 JANUARY 1, 1994                   SEPTEMBER 30, 1994
                         -------------------------------- ------------------------------------
                                    UNREALIZED                         UNREALIZED
                         COST BASIS   GAINS    FAIR VALUE COST BASIS GAINS (LOSSES) FAIR VALUE
                         ---------- ---------- ---------- ---------- -------------- ----------
                                                (THOUSANDS OF DOLLARS)
Nuclear Decommissioning
 Funds:
 Short-term investments. $   22,030  $      4  $   22,034 $   25,748   $       1    $   25,749
 U.S. Government and
  Agency issues.........     25,113        14      25,127     83,993      (2,104)       81,889
 Municipal bonds........    598,559    49,851     648,410    474,469       5,737       480,206
 Common stock...........     48,282    10,974      59,256    219,273      15,242       234,515
 Other..................     12,857     1,139      13,996     28,412       4,579        32,991
                         ----------  --------  ---------- ----------   ---------    ----------
   Total................ $  706,841  $ 61,982  $  768,823 $  831,895   $  23,455    $  855,350
                         ==========  ========  ========== ==========   =========    ==========
                                 JANUARY 1, 1994                   SEPTEMBER 30, 1994
                         -------------------------------- ------------------------------------
                          CARRYING  UNREALIZED             CARRYING    UNREALIZED
                           VALUE      LOSSES   FAIR VALUE   VALUE       (GAINS)     FAIR VALUE
                         ---------- ---------- ---------- ---------- -------------- ----------
                                                (THOUSANDS OF DOLLARS)
Capitalization
 (including current
 portion):
 Preferred and
  Preference Stocks
  (without and subject
  to mandatory
  redemption
  requirements)......... $  769,098  $  7,015  $  776,113 $  821,756   $ (83,284)   $  738,472
 Long-Term Debt......... $7,746,734  $412,241  $8,158,975 $7,465,019   $(331,723)   $7,133,296

  At September 30, 1994, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                         COST BASIS  FAIR VALUE
                                                        ------------------------
                                                        (THOUSANDS OF DOLLARS)
   Within 1 year.......................................  $    25,748 $    25,749
   1 through 5 years...................................       60,119      60,165
   5 through 10 years..................................      207,301     211,311
   Over 10 years.......................................      305,100     304,489

  (12) PENSION BENEFITS. ComEd and the Indiana Company have non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. Actuarial valuations were determined as of January 1, 1993 and 1994.

  During 1992, ComEd and the Indiana Company implemented a workforce reduction program designed to reduce the management workforce. This program included an early retirement program and voluntary and involuntary separation plans. The early retirement program resulted in the recognition during the second half of 1992 of an additional $26 million of pension cost and an increase to the projected benefit obligation of that $26 million plus an additional $39 million of unrecognized net loss. ComEd and the Indiana Company also recognized in 1992 a charge to expense of $11 million primarily related to the cost of the separation plans. The total charge to income of $37 million in 1992 was approximately $23 million after reflecting income tax effects.

  During 1994, an early retirement program was implemented for ComEd and the Indiana Company employees eligible to retire or who would become eligible to retire after December 31, 1993 and before April 1, 1995. During the nine-month period ended September 30, 1994, 658 employees from ComEd and the Indiana Company accepted the program, resulting in the recognition of an additional $33 million of pension cost in the nine months ended September 30, 1994 and an increase to the projected benefit obligation of that $33 million and an additional $40 million of unrecognized net loss. The charge to income

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES after reflecting income tax effects was approximately $20 million for the nine months and twelve months ended September 30, 1994. It is estimated that in total approximately 700 employees will accept the early retirement program, resulting in the recognition of a total of $35 million of pension cost and a total increase to the projected benefit obligation of that $35 million and an additional $42 million of unrecognized net loss.

  The funded status of these plans at December 31, 1993 and September 30, 1994 was as follows:

                                                                    SEPTEMBER
                                                     DECEMBER 31,      30,
                                                         1993         1994
                                                     ------------  -----------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
 Vested benefit obligation.........................  $(1,984,000)  $(2,154,000)
 Nonvested benefit obligation......................     (460,000)     (478,000)
                                                     -----------   -----------
 Accumulated benefit obligation....................  $(2,444,000)  $(2,632,000)
 Effect of projected future compensation levels....     (470,000)     (473,000)
                                                     -----------   -----------
 Projected benefit obligation......................  $(2,914,000)  $(3,105,000)
Fair value of plan assets, invested primarily in
 equity index funds, other managed equity and fixed
 income investments, U.S. Government, government-
 sponsored corporation and agency securities and
 listed corporate obligations......................    2,742,000     2,593,000
                                                     -----------   -----------
Plan assets less than projected benefit obligation.  $  (172,000)  $  (512,000)
Unrecognized prior service cost....................       24,000        23,000
Unrecognized transition asset......................     (168,000)     (159,000)
Unrecognized net loss..............................       99,000       364,000
                                                     -----------   -----------
 Accrued pension liability.........................  $  (217,000)  $  (284,000)
                                                     ===========   ===========

  At December 31, 1993 and September 30, 1994, the assumed discount rate was 7.5% and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

  Pension costs were determined under the rules prescribed by SFAS No. 87, including the use of the projected unit credit actuarial cost method and the following actuarial assumptions for periods during 1992, 1993 and 1994:

                                                               1992  1993  1994
                                                               ----- ----- -----
Annual discount rate.......................................... 7.50% 7.50% 7.50%
Annual rate of increase in future compensation levels......... 4.00% 4.00% 4.00%
Annual long-term rate of return on plan assets................ 9.50% 9.50% 9.50%

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months, nine months and twelve months ended September 30, 1993 and 1994 were as follows:

                           THREE MONTHS ENDED     NINE MONTHS ENDED      TWELVE MONTHS ENDED
                              SEPTEMBER 30           SEPTEMBER 30           SEPTEMBER 30
                          --------------------- ----------------------  ----------------------
                             1993       1994        1993       1994        1993        1994
                          ---------- ---------- ----------- ----------  ----------  ----------
                                                (THOUSANDS OF DOLLARS)
Service cost............   $ 22,000   $ 23,000   $  72,000  $  73,000   $  97,000   $  97,000
Interest cost on pro-
 jected benefit obliga-
 tion...................     49,000     52,000     153,000    160,000     200,000     211,000
Actual (return) loss on
 plan assets............    (92,000)   (64,000)   (274,000)    35,000    (350,000)     (1,000)
Early retirement program
 cost...................        --       1,000         --      33,000      (5,000)     33,000
Net amortization and de-
 ferral.................     30,000     (2,000)     87,000   (234,000)    101,000    (260,000)
                           --------   --------   ---------  ---------   ---------   ---------
                           $  9,000   $ 10,000   $  38,000  $  67,000   $  43,000   $  80,000
                           ========   ========   =========  =========   =========   =========

  In addition, an employee savings and investment plan is available to all regular employees who have completed three months of service. Each participating employee may contribute up to 20% of such employee's base pay and the participating companies match such contribution equal to 70% of up to the first 5% of contributed base salary. The participating companies' contributions for the three months ended September 30, 1993 and 1994 were $5,057,000 and $6,110,000, respectively, for the nine months ended September 30, 1993 and 1994 were $15,982,000 and $17,503,000, respectively, and for the twelve months ended September 30, 1993 and 1994 were $21,996,000 and $23,468,000, respectively.

  (13) POSTRETIREMENT HEALTH CARE BENEFITS. ComEd and the Indiana Company provide certain postretirement health care benefits for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Substantially all of ComEd and the Indiana Company employees become eligible for postretirement health care benefits when they reach retirement age while working for ComEd and the Indiana Company. ComEd and the Indiana Company fund the liability for postretirement health care benefits through a trust fund. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. Actuarial valuations were determined as of January 1, 1993 and 1994.

  For the years 1980 through 1992, the liability for postretirement health care benefits and the related provisions for postretirement health care were equivalent to actuarial normal costs attributed over participants' employment periods from date of hire to the retirement date based on the aggregate cost method. On January 1, 1993, SFAS No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, was adopted, which requires that postretirement benefits be determined based on the projected unit credit actuarial cost method and attributed over employment periods of plan participants to the date of eligibility for postretirement benefits rather than over the entire employment period. By adopting the new standard in January 1993, ComEd and the Indiana Company estimate that for the year ended December 31, 1993, postretirement costs increased $20 million, resulting in a decrease in net income of $10 million or $0.05 per common share, net of income taxes and the portion of the costs charged to construction. The ultimate effects on income are dependent on the treatment authorized in future ComEd ratemaking proceedings. Prior to the adoption of SFAS No. 106, postretirement health care benefits were also accounted for on an accrual basis and accrual basis costs have been reflected in rates in ComEd's ratemaking proceedings. The transition obligation shown in the following schedule is being amortized over 20.6 years.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The funded status of the plan at December 31, 1993 and September 30, 1994 was as follows:

                                                        DECEMBER     SEPTEMBER
                                                           31,          30,
                                                          1993         1994
                                                       -----------  -----------
                                                       (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated postretirement
 health care obligation:
 Retirees............................................  $  (434,000) $  (485,000)
 Active fully eligible participants..................      (72,000)     (77,000)
 Other participants..................................     (591,000)    (626,000)
                                                       -----------  -----------
 Accumulated benefit obligation......................  $(1,097,000) $(1,188,000)
Fair value of plan assets, invested primarily in S&P
 500 common stocks, equity and fixed income mutual
 funds, and U.S. Government and listed corporate
 obligations.........................................      457,000      430,000
                                                       -----------  -----------
Plan assets less than accumulated postretirement
 health care obligation..............................  $  (640,000) $  (758,000)
Unrecognized transition obligation...................      559,000      538,000
Unrecognized net loss (gain).........................       (6,000)      45,000
                                                       -----------  -----------
Accrued liability for postretirement health care.....  $   (87,000) $  (175,000)
                                                       ===========  ===========

  For 1993 and 1994, different health care cost trends are used for pre-Medicare and post-Medicare expenses. Pre-Medicare trend rates are 14.5% for 1993 grading down in 0.5% annual increments to 5%. Post-Medicare trend rates are 12% for 1993 grading down in 0.5% annual increments to 5%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement health care obligation at January 1, 1994 by approximately $200 million and increase the aggregate of the service and interest cost components of plan costs by approximately $7 million for the three months ended September 30, 1994, $21 million for the nine months ended September 30, 1994 and $28 million for the twelve months ended September 30, 1994. The annual discount rate used was 7.5% and the annual long-term rate of return on plan assets was 9.5%, or 9.1% for 1993 periods and 9.04% for 1994 periods after including income tax effects.

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months and nine months ended September 30, 1993 and 1994, and the twelve months ended September 30, 1994 were as follows:

                           THREE MONTHS
                              ENDED         NINE MONTHS ENDED   TWELVE MONTHS ENDED
                           SEPTEMBER 30       SEPTEMBER 30         SEPTEMBER 30
                         -----------------  ------------------  -------------------
                          1993      1994      1993      1994           1994
                         -------  --------  --------  --------  -------------------
                                         (THOUSANDS OF DOLLARS)
Service cost............ $10,000  $ 12,000  $ 34,000  $ 36,000       $ 47,000
Interest cost on
 accumulated benefit
 obligation.............  17,000    20,000    56,000    61,000         79,000
Actual loss (return) on
 plan assets............  (9,000)  (17,000)  (36,000)    2,000         (4,000)
Amortization of
 transition obligation..   5,000     7,000    21,000    21,000         29,000
Other...................   1,000     7,000    12,000   (32,000)       (34,000)
                         -------  --------  --------  --------       --------
                         $24,000  $ 29,000  $ 87,000  $ 88,000       $117,000
                         =======  ========  ========  ========       ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (14) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1993 and September 30, 1994 were as follows:

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1993         1994
                                                      ------------ -------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized
  depreciation, net of removal costs................   $3,095,855   $3,216,325
 Overheads capitalized..............................      286,287      269,618
 Repair allowance...................................      210,302      198,883
 Regulatory assets recoverable through future rates.    1,863,587    1,822,424
Deferred income tax assets:
 Postretirement benefits............................     (134,590)    (171,359)
 Unbilled revenues..................................      (98,164)     (97,089)
 Loss carryforward..................................     (175,197)     (27,577)
 Alternative minimum tax............................     (137,328)    (270,781)
 Unamortized investment tax credits to be settled
  through future rates..............................     (489,891)    (475,730)
 Other regulatory liabilities to be settled through
  future rates......................................     (236,236)    (234,300)
 Other--net.........................................      (80,751)     (57,323)
                                                       ----------   ----------
Net deferred income tax liability...................   $4,103,874   $4,173,091
                                                       ==========   ==========

The $69 million increase in the net deferred income tax liability from December 31, 1993 to September 30, 1994 is comprised of a $94 million net increase to deferred income tax expense and a $25 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period.

  The components of net income tax expense charged to continuing operations for the three months, nine months and twelve months ended September 30, 1993 and 1994 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                          --------------------  ------------------  ---------------------
                            1993       1994       1993      1994      1993        1994
                          ---------  ---------  --------  --------  ---------  ----------
                                            (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes...   $149,778   $ 80,491  $238,664  $138,783   $240,794   $(127,433)
 Deferred income taxes..     48,740    114,476    49,604   111,048     95,786     184,249
 Investment tax credits
  deferred--net.........     (7,288)    (7,195)  (21,902)  (21,620)   (29,079)    (29,142)
Other (income) and
 deductions.............    (11,744)     1,833   (17,939)  (19,005)   (17,400)    (32,144)
                          ---------  ---------  --------  --------  ---------  ----------
Net income taxes charged
 to continuing
 operations.............   $179,486   $189,605  $248,427  $209,206   $290,101   $  (4,470)
                          =========  =========  ========  ========  =========  ==========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1993 and 1994:

                                                                      TWELVE MONTHS
                          THREE MONTHS ENDED    NINE MONTHS ENDED         ENDED
                             SEPTEMBER 30         SEPTEMBER 30        SEPTEMBER 30
                          --------------------  ------------------  ------------------
                            1993       1994       1993      1994      1993      1994
                          ---------  ---------  --------  --------  --------  --------
                                          (THOUSANDS OF DOLLARS)
Net income (loss) before
 cumulative effect of
 change in accounting
 for income taxes.......   $270,558   $263,661  $379,446  $276,342  $467,515  $(66,454)
Net income taxes charged
 to continuing
 operations.............    179,486    189,605   248,427   209,206   290,101    (4,470)
Provision for dividends
 on preferred and
 preference stocks of
 Commonwealth Edison
 Company................     16,565     16,966    50,245    47,994    67,214    63,801
                          ---------  ---------  --------  --------  --------  --------
Pre-tax income before
 provision for dividends
 on preferred and
 preference stocks of
 Commonwealth Edison
 Company................   $466,609   $470,232  $678,118  $533,542  $824,830  $ (7,123)
                          =========  =========  ========  ========  ========  ========
Effective income tax
 rate...................       38.5%      40.3%     36.6%     39.2%     35.2%     62.8%

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and nine months ended September 30, 1993, 34.8% for the twelve months ended September 30, 1993 and 35% for the three months, nine months and twelve months ended September 30, 1994 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------  ------------------  --------------------
                            1993       1994       1993      1994      1993       1994
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................   $163,313   $164,581  $237,341  $186,740   $287,041   $ (2,493)
Equity component of
 AFUDC which was
 excluded from taxable
 income.................     (2,259)    (1,825)   (4,925)   (6,174)    (6,606)    (8,466)
Amortization of
 investment tax credits.     (7,331)    (7,190)  (21,913)  (21,602)   (26,592)   (29,109)
State income taxes, net
 of federal income
 taxes..................     22,442     22,670    35,300    28,399     42,184      6,236
Differences between book
 and tax accounting
 primarily for property
 related deductions.....        583      7,553      (110)   16,068     (4,014)    22,137
Other--net..............      2,738      3,816     2,734     5,775     (1,912)     7,225
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing
 operations.............   $179,486   $189,605  $248,427  $209,206   $290,101   $ (4,470)
                          =========  =========  ========  ========  =========  =========

  Current federal income tax liabilities were recorded that include excess amounts of AMT over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. The excess amounts of AMT can be carried forward indefinitely as a credit against future years' regular federal income tax liabilities. In 1993, a loss was recorded for income tax purposes which may be carried forward through 2008. It is currently expected that the loss carryforward will be utilized by the expiration date.

  Effective January 1, 1993, SFAS No. 109 was adopted. SFAS No. 109 requires an asset and liability approach to accounting for income taxes which replaces the deferred method formerly used. Under the asset and liability approach, the deferred income tax liability represents the income tax effect of temporary differences between financial accounting and income tax bases of assets and liabilities and is determined at the presently enacted income tax rates. The SFAS No. 109 adjustments to ComEd's deferred income tax liability related to utility operations represent income taxes recoverable or returnable through future rates and have been recorded as regulatory assets and regulatory liabilities on the Consolidated Balance Sheets. The cumulative effect of the change in the method of accounting for income taxes resulted in an increase to net income for the nine months and twelve months ended September 30, 1993 of $9.7 million or $0.05 per common share, due primarily to the reduction of deferred income taxes on nonregulated activities (primarily nonconsolidated subsidiaries) accrued in prior years at income tax rates in excess of the presently enacted income tax rates. The effect of the implementation entry on regulated activities was to record regulatory assets of $1,546 million primarily related to the equity component of AFUDC which was recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded; regulatory liabilities of $577 million primarily related to recognition of the deferred income tax effects of unamortized investment tax credits and to the changes in prior years' income tax rates; and a net increase to the deferred income tax liability of $969 million.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (15) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1993 and 1994 were as follows:

                         THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                            SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                         ------------------- ----------------- -------------------
                           1993      1994      1993     1994     1993      1994
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  59,151 $  57,686 $163,323 $157,475 $ 213,191 $ 193,650
Illinois invested capi-
 tal....................    27,996    27,559   83,795   82,047   110,841   109,378
Municipal utility gross
 receipts...............    38,605    42,743   99,203  111,237   130,077   119,267
Real estate.............    40,416    44,084  123,038  135,106   169,913   174,628
Municipal compensation..    20,264    21,222   53,666   55,831    70,756    59,043
Other--net..............    14,895    17,598   50,959   57,555    65,590    71,214
                         --------- --------- -------- -------- --------- ---------
                         $ 201,327 $ 210,892 $573,984 $599,251 $ 760,368 $ 727,180
                         ========= ========= ======== ======== ========= =========

  (16) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. On November 23, 1993, ComEd consolidated its nuclear fuel lease arrangements into a new arrangement. Under the new arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million (consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes) to finance the transactions. The commercial paper/bank borrowing portion currently will expire on November 23, 1996, but ComEd plans to ask for an extension of the expiration date. At September 30, 1994, ComEd's obligation to the lessor for leased nuclear fuel amounted to $573 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at September 30, 1994 for capital leases are estimated to aggregate $606 million, including $71 million in 1994 (after deducting $179 million for the first nine months of 1994), $199 million in 1995, $134 million in 1996, $84 million in 1997, $47 million in 1998 and $71 million in 1999-2043. The estimated interest component of such rental payments aggregates $70 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $166 million and $167 million at December 31, 1993 and September 30, 1994, respectively.

  Future minimum rental payments at September 30, 1994 for operating leases are estimated to aggregate $148 million, including $1 million in 1994, $9 million in 1995, $9 million in 1996, $8 million in 1997, $8 million in 1998 and $113 million in 1999-2024.

  (17) INVESTMENTS IN URANIUM-RELATED PROPERTIES. In May 1994, ComEd recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced net income by approximately $33.8 million or $0.16 per common share.

  (18) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad-Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment, operation or maintenance accounts and provides its own financing. At September 30, 1994, for its share of ownership in the station, ComEd had an investment of $537 million in production and transmission plant in service (before reduction of $168 million for the related accumulated provision for depreciation) and $72 million in construction work in progress.

  (19) COMMITMENTS, CONTINGENT LIABILITIES AND THE CONSTRUCTION PROGRAM. Purchase commitments, principally related to construction and nuclear fuel, approximated $1,257 million at

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

September 30, 1994, comprised of approximately $1,229 million for ComEd and the Indiana Company and approximately $28 million for Unicom Thermal. In addition, ComEd has substantial commitments for the purchase of coal under long-term contracts. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and ComEd has significant purchase commitments under its contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's coal purchase commitments.

  ComEd is a member of NML, established to provide insurance coverage against property damage to members' nuclear generating facilities. The members are subject to a retrospective premium adjustment in the event losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NML to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident. However, ComEd could be subject to a maximum assessment of approximately $57 million in any policy year, in the event losses exceed accumulated reserve funds.

  ComEd also is a member of NEIL, which provides insurance coverage against the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million occurring at nuclear stations. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident under the replacement power coverage and the property damage coverage. However, ComEd could be subject to maximum assessments, in any policy year, of approximately $28 million and $88 million in the event losses exceed accumulated reserve funds under the replacement power and property damage coverages, respectively.

  The NRC's indemnity for public liability coverage under the Price-Anderson Act is supported by a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of nuclear incidents. Based on the number of nuclear reactors with operating licenses, ComEd would currently be subject to a maximum assessment of $991 million in the event of an incident, limited to a maximum of $125 million in any calendar year.

  In addition, ComEd participates in the American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters Master Worker Program which provides coverage for worker tort claims filed for bodily injury caused by the nuclear energy hazard. The coverage applies to workers whose "nuclear related employment" began after January 1, 1988. ComEd would currently be subject to a maximum assessment of approximately $37 million in the event losses exceed accumulated reserve funds.

  Shareholder derivative lawsuits were filed on October 1, 1992 and on April 14, 1993 in the Circuit Court against current and former directors of ComEd alleging that they breached their fiduciary duty and duty of care to ComEd in connection with the management of the activities associated with the construction of ComEd's four most recently completed nuclear generating units. The lawsuits sought restitution to ComEd by the defendants for unquantified and undefined losses and costs alleged to have been incurred by ComEd. Both lawsuits were dismissed by the Circuit Court; however, appeals are pending before the Illinois Appellate Court.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and its subsidiary, Cotter, seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. In February 1994, a federal jury returned nominal dollar verdicts on eight bellwether plaintiffs' claims in these cases. Plaintiffs have appealed those judgments. Although the remaining cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom's determination is that these actions will not have a material impact on its financial position or results of operations.

  ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. ComEd and its subsidiaries are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA.

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities and as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1994) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been recorded as of December 31, 1993 and September 30, 1994, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1993 and September 30, 1994, a reserve of $5 million and $8 million, respectively, has been recorded representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Unicom presently estimates that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom and subsidiary companies. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  The Clean Air Amendments require reductions in sulfur dioxide emissions from ComEd's Kincaid station. The Clean Air Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide have been issued by the U.S. EPA based largely on historical levels of sulfur dioxide emissions. These allowances are transferable and marketable. ComEd's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on ComEd and the Indiana Company's ability to acquire additional allowances or to reduce emissions below otherwise allowable levels from their existing generating plants. In addition, the Clean Air Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. ComEd's Clean Air Compliance Plan for Kincaid station was approved by the ICC on July 8, 1993. In late 1993, however, a federal court declared the Illinois law under which the approval was received to be unconstitutional and compliance plans prepared and approved in reliance on the law to be void. Under the Plan approved by the ICC, ComEd would have been allowed to burn low sulfur Illinois coal at Kincaid

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

station without the installation of pollution control equipment for the years 1995 through 1999, and to purchase any necessary emission allowances that are expected to be available under the Clean Air Amendments during this period. Also, under the Plan, ComEd expected to install pollution control equipment for Kincaid station by the year 2000. When the final outcome of the federal litigation is known, ComEd will determine whether any changes are required.

  (20) SUBSEQUENT EVENTS. On October 5, 1994, ComEd closed the sale of $42.2 million principal amount of variable rate Pollution Control Revenue Refunding Bonds issued through the Illinois Development Finance Authority and announced the redemption on November 21, 1994 of all $42.2 million outstanding of the 11 3/8% Pollution Control Revenue Bonds, Series 1984, due October 15, 2014, issued on its behalf through the Illinois Development Finance Authority.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On September 1, 1994, a corporate restructuring took place in which Unicom became the parent holding company of ComEd and Unicom Enterprises, an unregulated subsidiary engaged, through a subsidiary, in energy service activities. The primary purpose of the restructuring was to permit Unicom Enterprises to engage in energy service activities without the prior approval of, or being regulated by, the ICC, in part to permit timely responses to competitive activities which could adversely affect the ComEd utility business.

  Notwithstanding the restructuring, ComEd will continue to represent substantially all of the assets, revenues and net income of Unicom; and Unicom's resources and results of operations will be largely dependent on, and will reflect, those of ComEd. Unicom Enterprises' sole subsidiary, Unicom Thermal, is a development stage company and is not expected to make a material contribution to the revenues or results of operations of Unicom in the near future. Consequently, the descriptions that follow focus on the utility operations of ComEd, although information is provided with respect to the unregulated operations of Unicom Enterprises.

LIQUIDITY AND CAPITAL RESOURCES

                              UTILITY OPERATIONS
                              ------------------

  Capital Budgets. ComEd and its electric utility subsidiary, the Indiana Company, have a construction program for the three-year period 1994-96 which consists principally of improvements to ComEd's and the Indiana Company's existing nuclear and other electric production, transmission and distribution facilities. It does not include funds (other than for planning) to add new generating capacity to ComEd's system. The program, as approved by ComEd in January 1994, calls for electric plant and equipment expenditures of approximately $2,450 million (excluding nuclear fuel expenditures of approximately $780 million). It is estimated that such construction expenditures, with cost escalation computed at 4% annually, will be as follows:

                                                                      THREE-YEAR
                                                       1994 1995 1996   TOTAL
                                                       ---- ---- ---- ----------
                                                         (MILLIONS OF DOLLARS)
   Production......................................... $295 $310 $250   $  855
   Transmission and Distribution......................  340  445  505    1,290
   General............................................  115   95   95      305
                                                       ---- ---- ----   ------
       Total.......................................... $750 $850 $850   $2,450
                                                       ==== ==== ====   ======

  In October 1994, ComEd made a commitment to provide for the replacement of the steam generators at Braidwood Unit 1 and Byron Unit 1, for service in the years 1998 and 1999, respectively, at a total estimated cost of approximately $470 million. The effect of this commitment on the three-year total for construction expenditures shown above of $2,450 million would be an increase of approximately $100 million. ComEd is currently in the process of preparing its construction program for the years 1995-97 and will include the effect of this commitment in that program. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," herein for additional information.

  ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity or through equivalent purchased power or demand-side management resources, in 1997 and each year thereafter through the year 2000. The projected resource needs reflect the current planning reserve margin recommendations of the Mid-America Interconnected Network, the reliability council of which ComEd is a member. ComEd's forecasts indicate that the need for additional resources during this period would exist only during the summer months. ComEd does not expect to make expenditures for additional capacity to the extent the need for capacity can be met through cost-effective demand-side management resources, non-utility generation or other power purchases. To assess the market potential to provide such cost-effective resources, ComEd solicited proposals to supply it with cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases sufficient to meet forecasted requirements through the year 2000. The responses to the solicitation suggest that adequate resources to meet ComEd's needs could be obtained from those sources but ComEd has not yet determined whether those sources represent the most economical alternative. If ComEd were to build additional capacity to meet its needs, it would need to make additional expenditures during the 1995-96 period.

  ComEd has not budgeted for a number of projects, particularly at generating stations, which could be required, but which ComEd does not expect to be required during the budget period. In particular, ComEd has not budgeted for the construction of scrubbers at its Kincaid station or for the replacement of major amounts of piping at its boiling water reactor nuclear stations. See "Regulation" below and "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," herein for additional information.

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $1,229 million at September 30, 1994. In addition, ComEd has substantial commitments for the purchase of coal under long-term contracts as well as various short-term commitments as indicated in the following table.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1994-2007    $1,133
      Decker Coal Co. .................................. 1994-2015    $  834
      Big Horn Coal Co. ................................ 1998         $   21
      Various short-term................................ 1994         $    4

     --------
     (1) Estimated costs in millions of dollars FOB mine. No estimate of future escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Results of Operations" below and Notes 1 and 19 of Notes to Financial Statements.

  ComEd's construction program will be reviewed and modified as necessary to adapt to changing economic conditions, rate levels and other relevant factors including changing business and legal needs and requirements. ComEd cannot anticipate all such possible needs and requirements. While regulatory needs in particular are more likely, on balance, to require increases in construction expenditures than decreases, ComEd's financial condition may require compensating or greater reductions in other construction expenditures. See "Part II. Other Information, Item 1. Legal Proceedings" for additional information concerning the construction program.

  Capital Resources. ComEd has forecast that internal sources will provide approximately one-half of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning trusts, sinking fund obligations and refinancing of scheduled debt maturities (the annual sinking fund requirements for ComEd preference stock and ComEd and the Indiana Company long-term debt are summarized in Notes 7 and 8 of Notes to Financial Statements). The forecast assumes the rate levels reflected in the Rate Matters Settlement, and reflects the payments required to be made to customers under the Rate Matters Settlement and the Fuel Matters Settlement.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. ComEd's new money financing requirements have increased in recent years due to higher expenditures and lower operating cash flows resulting from reduced revenues due to customer refunds and rate level adjustments ordered in various proceedings related to the level of ComEd's rates and the effects of the Rate Matters Settlement and the Fuel Matters Settlement. The balances of cash and cash investments decreased by approximately $745 million from December 31, 1993 to September 30, 1994, primarily due to the effects of the settlements. See "Financial Condition" below regarding ComEd's actions to reduce operation and maintenance expenses. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel. ComEd has approximately $915 million of unused bank lines of credit at September 30, 1994 which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon ComEd's credit ratings or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 9 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, nine months and twelve months ended September 30, 1994.

  During the first nine months of 1994, ComEd issued an aggregate of 236,110 shares of common stock for approximately $5,435,000 under its employee stock plans; issued and sold 3,000,000 shares of $2.425 Cumulative Preference Stock; sold and leased back an aggregate of approximately $207,463,000 of nuclear fuel; issued $66,000,000 aggregate principal amount of first mortgage bonds in connection with the refinancing of certain outstanding pollution control bonds; and issued $300,000,000 of other long-term debt. ComEd entered into a loan agreement dated as of October 5, 1994 with the Illinois Development Finance Authority in order to refinance $42,200,000 of outstanding pollution control bonds with lower cost, variable rate bonds.

  As of November 8, 1994, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $805 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  Financial Condition. ComEd's financial condition will continue to depend on its ability to generate revenues to cover its costs and to maintain adequate debt and preferred and preference stock coverages and common stock equity earnings. Although ComEd currently has a rate increase request pending before the ICC, its management recognizes that competitive and regulatory circumstances in Illinois may limit its ability to raise its rates. Consequently, ComEd's financial condition will be affected by, and ComEd's management is addressing, actions to maintain and increase sales, to control operating and capital expenditures, and to anticipate competitive activities. During the past several years, ComEd has instituted cost reduction plans including various workforce reductions. ComEd reached agreement in August 1993 with its unions regarding certain cost reduction actions. The agreement provided for a wage freeze until April 1, 1994, changes to reduce health care plan cost, increased use of part-time employment and changes in holiday provisions. The agreement also included a continuation of negotiations relative to other issues. ComEd and union representatives reached agreement in February 1994 and announced an offer of a voluntary early retirement program. This program is available to ComEd and the Indiana Company management, non-union and union employees eligible to retire or who would become eligible to retire after December 31, 1993 and before April 1, 1995. The period for most eligible employees to elect to participate in the program expired on April 20, 1994. The charge to income related to the program in the nine-month period ended September 30, 1994 of approximately $20 million (net of income tax effects) related to employees who accepted the program during the nine months ended September 30, 1994. ComEd estimates that, in total, approximately $21 million (net of income tax effects) will be charged to income as a result of the program. See "Regulation" below and Note 12 of Notes to Financial Statements.

  The current ratings of ComEd's securities by three principal securities rating agencies are as follows:

                                                                STANDARD DUFF &
                                                        MOODY'S & POOR'S PHELPS
                                                        ------- -------- ------
      First mortgage and secured pollution control
       bonds...........................................  Baa2     BBB    BBB
      Publicly-held debentures and unsecured pollution
       control obligations.............................  Baa3     BBB-   BBB-
      Convertible preferred stock......................  baa3     BBB-   BB+
      Preference stock.................................  baa3     BBB-   BB+
      Commercial paper.................................  P-2      A-2    Duff 2

  The foregoing ratings reflect downgradings during 1992 and in January 1993 as a result of developments in the proceedings leading to, and the issuance of, the Remand Order. On October 27, 1993, Standard & Poor's changed its "outlook" on ComEd's ratings from stable to negative as part of its larger assessment of the electric utility industry. In July 1994, Standard & Poor's affirmed its ratings of ComEd's debt, with its ratings "outlook" remaining negative. In December 1993, Moody's and Duff & Phelps affirmed their ratings of ComEd's securities, and Moody's rating outlook on ComEd remained stable. See "Part II,
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in ComEd's Annual Report on Form 10-K for the year ended December 31, 1993 (as amended by the Form 10-K/A-1 filed on August 31, 1994), for additional information regarding ComEd's securities ratings.

  Business and Competition. The electric utility business has historically been characterized by retail service monopolies in state or locally franchised service territories. Investor-owned electric utilities have tended to be vertically integrated with all aspects of their business subject to pervasive regulation. Although customers have normally been free to supply their electric power needs through self-generation, they have not had a choice of electric suppliers and self-generation has not generally been economical.

  The market in which electric utilities like ComEd operate has become more competitive and many observers believe competition will intensify. Self-generation can be economical for certain customers, depending on how and when they use electricity and other customer-specific considerations. A number of competitors are currently seeking to identify and do business with those customers. In addition, suppliers of other forms of energy are increasingly competing to supply energy needs which historically were supplied primarily or exclusively by electricity.

  The Energy Policy Act of 1992 will likely have a significant effect on companies engaged in the generation, transmission, distribution, purchase and sale of electricity. This Act, among other things, expands the authority of the FERC to order electric utilities to transmit or "wheel" wholesale power for others, and facilitates the creation of non-utility electric generating companies. Although ComEd cannot now predict the full impact of this Act, it will likely create and increase competition affecting ComEd.

  ComEd is facing increased competition from several non-utility businesses which seek to provide energy services to users of electricity, especially larger customers such as industrial, commercial and wholesale customers. Such suppliers include independent power producers and unregulated energy services companies. In this regard, natural gas utilities operating in ComEd's service area have established subsidiary ventures to provide heating, ventilating and air conditioning services, attempting to attract ComEd's customers. Also, several utilities in the United States have established unregulated energy services subsidiaries which pursue business opportunities wherever they exist. In addition, cogeneration and energy services companies have begun soliciting ComEd's customers to provide alternatives to using ComEd's electricity. In October 1993, the ICC granted ComEd the authority to negotiate special discount contract rates with new or existing industrial customers for up to a total of 400 megawatts of added load, where the customers would not have chosen service from ComEd for the increased load in the absence of the discount rates. In addition, in June 1994, the ICC granted ComEd the authority to negotiate special discount contract rates with up to 25 of its largest existing customers, where such contracts would be necessary to retain the customers' existing load on ComEd's system.

  ComEd recently negotiated amendments to existing contracts with three of its wholesale municipal customers, which extended the contracts for an additional ten-year period past the 1997 expiration dates. ComEd was one of a number of bidders for providing service to these customers. The contracts, which have been filed with the FERC, will become effective upon FERC approval.

  The ICC has formed a task force for the purpose of conducting a broad-based and open examination of the expanding presence of market components within the electric industry. Participants from more than forty organizations, including representatives from the electric utility industry, are meeting to examine three broad issues: effects of regulation, competition and future regulatory and legislative changes. A report examining all sides of the issues is planned for release as early as year-end to the ICC, the legislature and the Governor.

  Capital Structure. The ratio of long-term debt to total capitalization has decreased to 54.1% at September 30, 1994 from 55.0% at December 31, 1993. This decrease is related primarily to the retirement and early redemption of long-term debt, the increase in current maturities of long-term debt reclassified to current liabilities and the issuance of cumulative preference stock.

                             UNREGULATED OPERATIONS
                             ----------------------

  Unicom Enterprises intends, through subsidiaries, to engage in energy-related businesses which will not be subject to utility regulation by state or federal agencies. As of September 30, 1994, Unicom Enterprises had only one subsidiary, Unicom Thermal, which will provide district cooling services to office and other buildings from central locations in the city of Chicago. District cooling involves, in essence, the production of chilled water at a central location and its circulation from such location to customers' buildings in a closed circuit of piping. Such water is used to chill air in customers' air conditioning systems without the use of CFCs. As a result of the Clean Air Amendments, the manufacture and use of CFCs will be curtailed, commencing in 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as district cooling. Unicom Thermal is currently a development stage enterprise and, as such, has no customers and has generated no revenues. Unicom Thermal expects to begin serving customers in the summer of 1995.

  Capital Budgets. Unicom Thermal has forecasted capital expenditures for the year 1994 of approximately $21 million and for the years 1995-97 of approximately $90 million, primarily representing the construction costs of its district cooling facilities and piping system. Construction of its first district cooling facility is expected to be completed by May 1995 and is expected to cost approximately $30 million. As of September 30, 1994, Unicom Thermal's purchase commitments, principally related to construction, were approximately $28 million.

  Capital Resources. Unicom expects to obtain funds to invest in Unicom Enterprises and its subsidiaries principally from dividends that it receives on its ComEd common stock and from bank borrowings by Unicom Enterprises. While the amount of dividends on ComEd common stock is expected to be greater than the amount of dividends on Unicom common stock, the availability of such dividends is dependent on ComEd's financial performance and cash position. Other forms of financing by ComEd of Unicom or its other subsidiaries, such as loans or additional equity investments (none of which is expected), would be subject to the prior approval of the ICC.

  Unicom Enterprises is in the process of arranging a $200 million credit facility which would expire in 1997. The credit facility could be used by Unicom Enterprises to finance investments in nonregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility would be guaranteed by Unicom and would include certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility would be set at the time of a borrowing and would be based on either a prime interest rate or a floating rate bank index plus a spread which will vary with the credit rating of ComEd's publicly rated first mortgage bonds.

REGULATION

  ComEd and the Indiana Company are subject to state and federal regulation in the conduct of their respective businesses, including the operations of Cotter. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. Particularly in the cases of nuclear operations and environmental matters, such regulation can and does affect operational and capital expenditures.

  Rate Proceedings. ComEd's revenues, net income, cash flows and plant carrying costs have been affected directly by various rate-related proceedings. During the periods presented in the financial statements, ComEd was involved in a number of proceedings concerning its rates. The uncertainties associated with such proceedings and related issues, among other things, led to the Rate Matters Settlement and the Fuel Matters Settlement (see Note 2 of Notes to Financial Statements). The effects of the aforementioned rate proceedings and settlements during the periods presented are discussed below under "Results of Operations."

  Pending Rate Proceeding. On February 10, 1994, ComEd filed a request with the ICC to increase electric operating revenues by approximately $460 million, or 7.9%, on an annual basis above the level of revenues approved in the Rate Matters Settlement. This request principally reflects the inclusion of the Units in ComEd's rate base as fully "used and useful," increased operation and maintenance expenses over the level reflected in the Remand Order, increased contributions to the external trust funds which ComEd is required to fund to cover the eventual decommissioning of its nuclear power plants, and lower debt and equity costs. The ICC has suspended the rates, appointed hearing examiners and ordered an investigation. In September 1994, the ICC Staff issued an initial brief in which they recommended that Byron Unit 2 and Braidwood Unit 1 be found fully "used and useful" and Braidwood Unit 2 be found approximately 69% "used and useful." In total, the Staff's brief recommended that ComEd receive a $313.2 million increase in revenues, including a $53.7 million increase in base rates along with a proposal to collect $169.9 million for decommissioning costs and $89.6 million for municipal franchise compensation as riders on customer bills. Illinois legislation, effective September 1994, allows the ICC to authorize the use of riders to pass on to ratepayers increases or decreases in decommissioning costs without filing a new rate case, while maintaining its authority to monitor and approve charges that flow through the rider. Under the Illinois Public Utilities Act, the ICC must decide the case by early January 1995.

  In the Remand Order, the rate determination was based upon, among other things, findings by the ICC with respect to the extent to which the Units were "used and useful" during the 1991 test year period of the rate order. With respect to the "used and useful" issue, the ICC applied a needs and economic benefits methodology, using a twenty percent reserve margin and forecasted peak demand, and found Byron Unit 2 and Braidwood Units 1 and 2 to be 93%, 21% and 0%, respectively, "used and useful." ComEd has not recorded any disallowances related to the "used and useful" issue. ComEd considers the "used and useful" disallowance in the Remand Order to be temporary. The ICC concluded in the Remand Order that the forecasts in the record in that proceeding indicated that Braidwood Units 1 and 2 will be fully "used and useful" within the reasonably foreseeable future.

  Nuclear Matters. During the past several years, the NRC has placed two of ComEd's nuclear generating stations, Zion station and Dresden station, on its list of plants to be monitored closely. Because of the age of the Zion, Dresden and Quad-Cities stations, ComEd anticipates increased expenditures for operation and maintenance expenses in order to improve reliability and to meet NRC regulatory expectations. Accordingly, ComEd has restructured its management of its nuclear stations and committed additional resources to the stations' operations.

  In February 1993, ComEd was notified by the NRC that ComEd's Zion station, which was placed on the NRC's list of plants to be monitored closely in early 1991, was removed from that list. In June 1994, ComEd was notified by the NRC that ComEd's Dresden station, which was placed on the NRC's list of plants to be monitored closely in early 1992, would remain on that list. Also in June 1994, ComEd was notified by the NRC that ComEd's LaSalle County and Quad-Cities stations, which were placed on the NRC's list of plants with adverse performance trends in January 1994, would remain on that list. ComEd has been informed that the NRC concerns about LaSalle County station include, among other matters, deficient radiation worker practices. The NRC concerns with Quad-Cities station include deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems, among other matters. ComEd has provided written and verbal responses to the NRC and is diligently working to resolve the concerns. ComEd anticipates continued increased expenditures in connection with those stations. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," for additional information.

  ComEd estimates that it will expend approximately $15 billion for decommissioning costs primarily during the period from 2007 through 2032. Such costs, which are estimated to aggregate approximately $4.24 billion in current-year (1994) dollars, are expected to be funded by the external decommissioning trust funds which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" for additional information regarding decommissioning costs.

  Environmental Matters. The Clean Air Amendments require reductions in sulfur dioxide emissions from ComEd's Kincaid station. The Clean Air Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide have been issued by the U.S. EPA based largely on historical levels of sulfur dioxide emissions. These allowances are transferable and marketable. ComEd's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on ComEd and the Indiana Company's ability to acquire additional allowances or to reduce emissions below otherwise allowable levels from their existing generating plants. In addition, the Clean Air Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. ComEd's Clean Air Compliance Plan for Kincaid station was approved by the ICC on July 8, 1993. In late 1993, however, a federal court declared the Illinois law under which the approval was received to be unconstitutional and compliance plans prepared and approved in reliance on the law to be void. Under the Plan approved by the ICC, ComEd would have been allowed to burn low sulfur Illinois coal at Kincaid station without the installation of pollution control equipment for the years 1995 through 1999, and to purchase any necessary emission allowances that are expected to be available under the Clean Air Amendments during this period. Also, under the Plan, ComEd expected to install pollution control equipment for Kincaid station by the year 2000. When the final outcome of the federal litigation is known, ComEd will determine whether any changes are required.

  The Clean Air Amendments also require reductions in nitrogen oxide emissions from ComEd and the Indiana Company's fossil fuel generating units. The Illinois EPA has proposed rules with respect to such emissions which would require modifications to certain of ComEd's boilers inside the Chicago ozone non-attainment area. The proposed rules are currently under review. The Illinois EPA is also considering nitrogen oxide emission reductions at ComEd generating stations outside the Chicago ozone non-attainment area.

RESULTS OF OPERATIONS

  Unicom's earnings (loss) per common share for the three months ended September 30, 1994 were $1.23 compared to $1.27 for the three months ended September 30, 1993, $1.29 for the nine months ended September 30, 1994 compared to $1.82 for the nine months ended September 30, 1993, and $(0.31) for the twelve months ended September 30, 1994 compared to $2.24 for the twelve months ended September 30, 1993. Substantially all of the results of operations for Unicom are the results of operations of ComEd. Unicom Enterprises' only subsidiary, Unicom Thermal, is currently a development stage enterprise, and for the period from July 30, 1993 (its date of inception) through September 30, 1993 and for the three months, nine months and twelve months ended September 30, 1994 incurred losses that are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the results of operations of ComEd alone.

  Net Income (Loss) on Common Stock. The decreases in ComEd's earnings in the recent nine-month and twelve-month periods reflect higher operation and maintenance expenses, which include a non-recurring after-tax charge for additional pension costs related to an early retirement program of $20 million (or $0.09 per common share). ComEd also recorded a reduction in the carrying value of its investments in uranium-related properties which reduced net income by $33.8 million (or $0.16 per common share) for the nine-month and twelve-month periods ended September 30, 1994. The decrease in the recent nine-month period was partially offset by higher revenues as a result of ComEd's increased kilowatthour sales to ultimate consumers. Earnings in the recent twelve-month period were significantly affected by the recording of the effects of the Rate Matters Settlement and Fuel Matters Settlement, the net effects of which reduced net income for the twelve months ended September 30, 1994 by approximately $388 million or $1.82 per common share, in addition to the effect of the deferred recognition of revenues which ComEd had recorded during the recent twelve-month period (approximately $16 million or $0.08 per common share), and after the partially offsetting effect of recording approximately $261 million or $1.22 per common share in deferred carrying charges, net of income taxes and amortization, as authorized in the Remand Order. This negative effect was partially offset by higher revenues resulting from an increase in ComEd's kilowatthour sales to ultimate consumers in the recent twelve-month period. The prior nine-month and twelve-month periods reflect the favorable cumulative effect ($9.7 million or $0.05 per common share) of the adoption of SFAS No. 109, Accounting for Income Taxes, in January 1993.

  See Note 2 of Notes to Financial Statements for information regarding a reclassification of the deferred recognition of revenues from operating revenues to provisions for revenue refunds for the three months, nine months and twelve months ended September 30, 1993 and the twelve months ended September 30, 1994.

  Kilowatthour Sales. Kilowatthour sales to ultimate consumers for the three months, nine months and twelve months ended September 30, 1994 increased 0.4%, 2.6% and 1.9%, respectively, compared to the three months, nine months and twelve months ended September 30, 1993. The increases in the recent nine-month and twelve-month periods reflect higher kilowatthour sales to all classes of customers due primarily to warmer than normal summer weather and colder than normal winter weather as compared to the same periods ended September 30, 1993. The service territory economy also improved during 1994, which contributed to the increase in kilowatthour sales. Kilowatthour sales including sales for resale decreased 5.8%, 4.3% and 1.7% during the three-month, nine-month and twelve-month periods ended September 30, 1994, respectively, compared to the same periods ended September 30, 1993.

  Operating Revenues. Operating revenues decreased slightly in the three months ended September 30, 1994 compared to the prior three-month period in 1993. Operating revenues increased in the nine months ended September 30, 1994 compared to the nine months ended September 30, 1993. The increase in the recent nine-month period principally reflects the increased level of kilowatthour sales to ultimate consumers described above. The prior nine-month period reflected higher rate levels recognized prior to January 15, 1993, the effective date on which ComEd began deferring recognition of revenues for amounts over the $144 million rate increase level provided in the Remand Order. Operating revenues decreased in the twelve months ended September 30, 1994 as compared to the prior twelve-month period, principally reflecting the recording of the effects of the Rate Matters Settlement and the Fuel Matters Settlement, which reduced operating revenues by approximately $1,045 million in the recent period. This reduction was partially offset by the effects of the previously described higher kilowatthour sales to ultimate consumers. The decrease in operating revenues for the recent twelve-month period was also partially offset by the increase in ComEd's fuel costs recovered under the fuel adjustment provision.

  Fuel Costs. Changes in fuel expense for the three months, nine months and twelve months ended September 30, 1994 as compared to the same periods ended September 30, 1993 primarily result from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                                                      SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                                                   --------------------  ------------------  --------------------
                                                     1993       1994       1993      1994      1993       1994
                                                   ---------  ---------  --------  --------  ---------  ---------
   Cost of fuel consumed (per million Btu):
     Nuclear.....................................      $0.50      $0.52     $0.51     $0.53      $0.51      $0.54
     Coal........................................      $2.91      $2.33     $3.05     $2.35      $3.08      $2.40
     Oil.........................................      $3.08      $3.06     $3.08     $2.83      $3.10      $2.84
     Natural gas.................................      $2.64      $2.19     $2.79     $2.43      $2.83      $2.46
     Average all fuels...........................      $1.10      $1.05     $1.12     $1.11      $1.10      $1.15
   Net generation of electric energy (millions of
    kilowatthours)...............................     27,015     25,279    71,837    67,792     92,241     90,221
   Fuel sources of kilowatthour generation:
     Nuclear.....................................         76%        72%       77%       70%        79%        69%
     Coal........................................         22         25        21        26         20         27
     Oil.........................................          1          1         1         1        --           1
     Natural gas.................................          1          2         1         3          1          3
                                                   ---------  ---------  --------  --------  ---------  ---------
                                                         100%       100%      100%      100%       100%       100%
                                                   =========  =========  ========  ========  =========  =========

  Under the Energy Policy Act of 1992, investor-owned electric utilities that have purchased enrichment services from the DOE are being assessed amounts to fund a portion of the cost for the decontamination and decommissioning of three nuclear enrichment facilities previously operated by the DOE. ComEd's portion of such assessments is estimated to be approximately $15 million per year (to be adjusted annually for inflation). The Act provides that such assessments are to be treated as a cost of fuel. See Note 1 of Notes to Financial Statements for information related to the accounting for such costs.

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs. This results from ComEd's reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and ComEd has significant purchase commitments under its contracts. In addition, as of September 30, 1994, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $504 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and Notes 1, 2 and 19 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd and the Indiana Company's generating units and the availability and cost of power from other utilities.

  The number and average cost of kilowatthours purchased were as follows:

                                     THREE MONTHS       NINE MONTHS     TWELVE MONTHS
                                         ENDED             ENDED            ENDED
                                      SEPTEMBER 30      SEPTEMBER 30     SEPTEMBER 30
                                    ---------------   ---------------   ---------------
                                     1993     1994     1993     1994     1993     1994
                                    ------   ------   ------   ------   ------   ------
   Kilowatthours (millions)........     49      315      457    1,937      990    2,124
   Cost per kilowatthour...........   1.74c    3.69c    1.92c    2.91c    1.91c    2.83c

  Deferred Under or Overrecovered Energy Costs--Net. Operating expenses for the three months, nine months and twelve months ended September 30, 1994 and 1993 reflect the net change in under or overrecovered allowable energy costs under ComEd's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and
Note 1 of Notes to Financial Statements.

  Operation and Maintenance Expenses. Total operation and maintenance expenses decreased 1.4% and increased 7.7% and 5.4% for the three months, nine months and twelve months ended September 30, 1994, respectively, compared to the same periods ended September 30, 1993. The decrease in the current three-month period primarily reflects lower operation and maintenance expenses associated with nuclear generating stations. The increase in the current nine-month period primarily reflects higher operation and maintenance expenses associated with fossil and nuclear generating stations, distribution facilities, pension costs and certain administrative and general costs. The increase in the twelve months ended September 30, 1994 reflects higher operation and maintenance expenses associated with distribution facilities, the 1993 special pay incentive program, pension costs and other employee benefits, including postretirement health care benefits, and certain administrative and general costs partially offset by lower expenses associated with fossil generating stations. The effects of inflation are reflected in the increases and decreases discussed below and have increased operation and maintenance costs for the three months, nine months and twelve months ended September 30, 1994.

  Operation and maintenance expenses associated with the nuclear generating stations decreased $8 million for the current three months ended September 30, 1994 and increased $48 million for the nine months ended September 30, 1994 compared to the same periods ended September 30, 1993. The increase for the current nine-month period is due, in part, to activities undertaken during increased scheduled and non-scheduled outages and an increase in expenses associated with stations which were placed on the NRC's list of plants with adverse performance trends in January 1994. Future operation and maintenance expenses associated with nuclear generating stations may be significantly affected by regulatory, operational and other requirements. See "Nuclear Matters" under "Regulation" above. Operation and maintenance expenses associated with the fossil generating stations increased $10 million in the recent nine months ended September 30, 1994 compared to the same period ended September 30, 1993. The increase in the nine-month period reflects, in part, activities undertaken during a greater number of scheduled overhauls. Operation and maintenance expenses associated with the fossil generating stations decreased $6 million for the twelve months ended September 30, 1994, compared to the same period ended September 30, 1993. The decrease in the twelve-month period reflects, in part, activities undertaken during a lesser number of scheduled overhauls.

  Operation and maintenance expenses associated with ComEd's distribution system increased $5 million and $11 million in the nine months and twelve months ended September 30, 1994, respectively, compared to the same periods ended September 30, 1993. The increases in the recent periods reflect costs related to a system safety and reliability improvement program. Expenses associated with ComEd's distribution system may increase in future years due, in part, to the effect of increased customer expectations regarding service reliability.

  The twelve-month period ended September 30, 1994 reflects a $36 million special incentive plan cost (recorded in December 1993) for employees related to a sharing of operation and maintenance savings below 1993 budgeted levels.

  The costs of pension and other employee benefits, including postretirement health care benefits, increased $35 million and $47 million in the nine months and twelve months ended September 30, 1994, respectively, compared to the same periods ended September 30, 1993. The increase in the current periods reflect non-recurring costs of $33 million for the nine months and twelve months ended September 30, 1994 related to employees who elected in the recent nine-month period to take early retirements under a 1994 early retirement program. It is estimated that, in total, the program will result in the recognition of approximately $35 million of pension cost. Other employee benefits, including postretirement health care benefits, increased $14 million for the twelve months ended September 30, 1994, compared to the same period ended September 30, 1993. Included in this increase was a $4 million increase in medical costs for active employees and a $4 million increase in postretirement health care costs.

  Certain administrative and general costs increased $8 million for both the nine months and twelve months ended September 30, 1994 compared to the same periods ended September 30, 1993, primarily due to an increase in the provision for injuries and damages.

  For further information regarding the 1994 early retirement program, see "Liquidity and Capital Resources," subcaption "Financial Condition" above.

  Depreciation. Depreciation expense for the three months, nine months and twelve months ended September 30, 1994 increased over the same periods a year ago as a result of additions to plant in service. See Note 1 of Notes to Financial Statements for information concerning depreciation rates and decommissioning costs.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, nine months and twelve months ended September 30, 1994 as compared to the same periods ended September 30, 1993 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on long-term debt also reflected new issues of debt and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                 THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                    SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                                --------------------- --------------------- ---------------------
                                   1993       1994       1993       1994       1993       1994
                                ---------- ---------- ---------- ---------- ---------- ----------
      Long-term debt outstand-
       ing--
       Average amount (mil-
        lions)................    $8,043     $7,888     $8,135     $7,953     $8,099     $7,948
       Average interest rate..      8.00%      7.83%      8.11%      7.84%      8.16%      7.85%
      Notes payable outstand-
       ing--
       Average amount (mil-
        lions)................    $    6     $   15     $    6     $    9     $    6     $    8
       Average interest rate..      5.83%      5.94%      5.83%      6.09%      5.84%      6.05%

  Deferred Carrying Charges. In the Remand Order, the ICC provided that, for ratemaking purposes, deferred carrying charges on the reasonable and "used and useful" plant costs of the Units for the period April 1, 1989 until approximately March 20, 1991, the date the Units were reflected in rates, could be deferred and amortized. Approximately $438 million of such costs was capitalized as a regulatory asset in October 1993 and resulted in an increase to net income for the twelve months ended September 30, 1994 of approximately $261 million or $1.22 per common share. Amortization of deferred carrying charges for the three months, nine months and twelve months ended September 30, 1994 amounted to approximately $3 million, $10 million and $12 million, respectively.

  Income Taxes. In the third quarter of 1993, the President of the United States signed into law a deficit-reduction plan that included, among other things, an increase in the federal statutory corporate income tax rate from 34% to 35%, effective January 1, 1993. The estimated effect of the higher rate would be to increase costs by approximately $12 million per year. The recording of the effects of the increased taxes began in the third quarter of 1993. In addition to the effects on income discussed above, a net increase in the deferred income tax liability was recorded in the third quarter of 1993 which was primarily offset by regulatory assets net of regulatory liabilities, reflecting the increase in taxes recoverable in rates to settle net income tax liabilities recorded in prior years.

  Further, the effects of the elimination of a scheduled reduction in a component of the statutory Illinois income tax rate, which was to have declined to 4.4% from 4.8% effective July 1, 1993, were recorded in the third quarter of 1993.

  In 1993, a loss for income tax purposes was recorded. Income tax overpayments resulting from such loss and other tax refunds, approximating $187 million and $52 million at December 31, 1993 and September 30, 1994, respectively, are included in the Consolidated Balance Sheets in receivables.

  See Note 14 of Notes to Financial Statements for information concerning the accounting standard adopted in January 1993 which requires an asset and liability approach for financial accounting and reporting for income taxes rather than the deferred method.

  Decommissioning. The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including ComEd, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase; (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation; and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. Unicom does not believe that such changes, if required, would have an adverse effect on results of operations due to ComEd's current and future ability to recover decommissioning costs through rates.

  Investments in Uranium-Related Properties. In May 1994, ComEd recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced net income by approximately $33.8 million or $0.16 per common share.

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual rates as discussed in Note 1 of Notes to Financial Statements. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended December 31, 1993 and September 30, 1994 were 1.19 and 1.00, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended December 31, 1993 and September 30, 1994 were 1.03 and 0.87, respectively. For the twelve months ended September 30, 1994, the ratios indicate that earnings were inadequate to cover fixed charges and preferred and preference stock dividend requirements by approximately $108 million.

  Business corporations in general have been adversely affected by inflation because amounts retained after the payment of all costs have been inadequate to replace, at increased costs, the productive assets consumed. Electric utilities in particular have been especially affected as a result of their capital intensive nature and regulation which limits capital recovery and prescribes installation or modification of facilities to comply with increasingly stringent safety and environmental requirements. Because the regulatory process limits the amount of depreciation expense included in ComEd's revenue allowance to the original cost of utility plant investment, the resulting cash flows are inadequate to provide for replacement of that investment in future years or preserve the purchasing power of common equity capital previously invested.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of December 31, 1993 and September 30, 1994, and the related statements of consolidated income, retained earnings, premium on common stock and other paid-in capital, and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1993 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of December 31, 1993 and September 30, 1994, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1993 and 1994, in conformity with generally accepted accounting principles.

  As discussed in Notes 13 and 14, effective January 1, 1993, the Company changed its method of accounting for postretirement health care benefits and income taxes, respectively.


                                            Arthur Andersen LLP
Chicago, Illinois
November 8, 1994

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, nine months and twelve months ended September 30, 1993 and 1994 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                              SEPTEMBER 30            SEPTEMBER 30            SEPTEMBER 30
                          ----------------------  ----------------------  ----------------------
                             1993        1994        1993        1994        1993        1994
                          ----------  ----------  ----------  ----------  ----------  ----------
                                               (THOUSANDS OF DOLLARS)
Electric Operating Reve-
 nues (Notes 2 and 3):
 Operating revenues.....  $1,979,738  $1,858,119  $5,036,916  $4,826,009  $6,500,070  $6,336,298
 Provisions for revenue
  refunds...............    (107,290)     (2,587)   (250,536)    (13,561)   (250,555) (1,049,790)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,872,448  $1,855,532  $4,786,380  $4,812,448  $6,249,515  $5,286,508
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating Ex-
 penses and Taxes:
 Fuel (Notes 1, 2, 10
  and 19)...............  $  324,606  $  288,990  $  869,465  $  814,974  $1,097,033  $1,116,444
 Purchased power........         859      11,633       8,757      56,466      18,920      60,011
 Deferred
  (under)/overrecovered
  energy costs--net
  (Note 1)..............      (6,633)      9,508      (9,585)    (11,451)    (31,831)     (3,624)
 Operation..............     360,267     353,222   1,066,011   1,146,247   1,449,923   1,536,222
 Maintenance............     128,372     122,481     429,239     458,125     594,879     610,600
 Depreciation (Note 1)..     215,428     221,938     645,557     665,807     854,782     883,016
 Recovery of regulatory
  assets................         765       3,818       2,296      11,635       3,128      14,574
 Taxes (except income)
  (Note 15).............     201,327     210,880     573,984     599,239     760,368     727,167
 Income taxes (Notes 1
  and 14)--
   Current--Federal.....     114,301      82,725     190,242     139,192     198,164     (70,978)
   --State..............      35,477        (846)     48,422         979      42,630     (55,067)
   Deferred--Federal--
    net.................      47,202      79,230      39,531      64,178      68,927     113,278
   --State--net.........       1,538      36,010      10,073      47,634      26,859      72,314
 Investment tax credits
  deferred--net (Notes
  1 and 14).............      (7,288)     (7,195)    (21,902)    (21,620)    (29,079)    (29,142)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,416,221  $1,412,394  $3,852,090  $3,971,405  $5,054,703  $4,974,815
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating In-
 come...................  $  456,227  $  443,138  $  934,290  $  841,043  $1,194,812  $  311,693
                          ----------  ----------  ----------  ----------  ----------  ----------
Other Income and (Deduc-
 tions):
 Interest on long-term
  debt..................  $ (160,909) $ (154,420) $ (495,070) $ (467,413) $ (661,253) $ (623,525)
 Interest on notes pay-
  able..................         (85)       (226)       (247)       (415)       (328)       (502)
 Allowance for funds
  used during construc-
  tion (Note 1)--
   Borrowed funds.......       5,277       4,336      11,723      14,831      16,177      20,038
   Equity funds.........       6,454       5,215      14,070      17,641      18,984      24,189
 Income taxes
  applicable to
  nonoperating
  activities (Notes 1
  and 14)...............      11,959       3,050      18,124      23,620      17,904      35,409
 Income tax reduction
  for disallowed plant
  costs.................         792         --          792         --          792         --
 Deferred carrying
  charges (Note 2)......         --          --          --          --          --      438,183
 Interest and other
  costs for 1993
  Settlements (Note 2)..         --       (3,368)        --      (21,261)        --     (119,935)
 Miscellaneous--net.....     (32,592)    (14,117)    (53,991)    (80,729)    (52,359)    (85,222)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $ (169,104) $ (159,530) $ (504,599) $ (513,726) $ (660,083) $ (311,365)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income Before
 Cumulative Effect of
 Change in Accounting
 for Income Taxes.......  $  287,123  $  283,608  $  429,691  $  327,317  $  534,729  $      328
Cumulative Effect of
 Change in Accounting
 for Income Taxes.......         --          --        9,738         --        9,738         --
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............  $  287,123  $  283,608  $  439,429  $  327,317  $  544,467  $      328
Provision for Dividends
 on Preferred and
 Preference Stocks......      16,565      16,966      50,245      47,994      67,214      63,801
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income (Loss) on
 Common Stock...........  $  270,558  $  266,642  $  389,184  $  279,323  $  477,253  $  (63,473)
                          ==========  ==========  ==========  ==========  ==========  ==========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER
                                                      DECEMBER 31,      30,
                       ASSETS                             1993         1994
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant (Notes 1, 3, 8, 16 and 18):
  Plant and equipment, at original cost (includes
   construction work in progress of $1,040 million
   and $1,031 million, respectively)................. $25,581,003   $26,100,927
  Less--Accumulated provision for depreciation.......   8,790,519     9,431,837
                                                      -----------   -----------
                                                      $16,790,484   $16,669,090
  Nuclear fuel, at amortized cost....................     662,562       660,719
                                                      -----------   -----------
                                                      $17,453,046   $17,329,809
                                                      -----------   -----------
Investments:
  Nuclear decommissioning funds (Notes 1 and 11)..... $   706,841   $   855,350
  Subsidiary companies (Notes 1 and 17)..............     122,332       117,564
  Other investments, at cost (Note 17)...............      72,379        19,101
                                                      -----------   -----------
                                                      $   901,552   $   992,015
                                                      -----------   -----------
Current Assets:
  Cash............................................... $       743   $       459
  Temporary cash investments (Note 11)...............     247,119        92,544
  Other cash investments (Note 11)...................     641,575        13,188
  Special deposits (Note 11).........................      32,635        16,850
  Receivables (Note 1)--
    Customers........................................     427,613       454,331
    Taxes............................................     186,687        51,724
    Other............................................      66,963        37,620
    Provisions for uncollectible accounts............     (10,910)      (11,006)
  Coal and fuel oil, at average cost.................     111,752       104,791
  Materials and supplies, at average cost............     402,714       393,920
  Deferred unrecovered energy costs (Note 1).........      43,885        61,568
  Deferred income taxes related to current assets and
   liabilities (Note 14)--
    Loss carryforward................................     175,197        27,577
    Other............................................     166,102       112,941
  Prepayments and other..............................      42,190        32,968
                                                      -----------   -----------
                                                      $ 2,534,265   $ 1,389,475
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets (Notes 1 and 14)................. $ 2,698,751   $ 2,628,135
  Unrecovered energy costs (Note 1)..................     680,243       650,677
  Other (Note 19)....................................     111,941       103,733
                                                      -----------   -----------
                                                      $ 3,490,935   $ 3,382,545
                                                      -----------   -----------
                                                      $24,379,798   $23,093,844
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER
                                                       DECEMBER 31,     30,
            CAPITALIZATION AND LIABILITIES                 1993        1994
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,421,893  $ 5,407,070
  Preferred and preference stocks without mandatory
   redemption requirements............................     441,445      508,220
  Preference stock subject to mandatory redemption re-
   quirements.........................................     309,964      295,734
  Long-term debt......................................   7,550,762    7,312,425
                                                       -----------  -----------
                                                       $13,724,064  $13,523,449
                                                       -----------  -----------
Current Liabilities:
  Notes payable--bank loans (Note 9).................. $     5,950  $     7,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations
   (Note 11)..........................................     630,260      737,745
  Accounts payable....................................     444,080      325,922
  Accrued interest....................................     186,825      158,800
  Accrued taxes.......................................     132,362      134,656
  Dividends payable...................................     101,047      102,657
  Estimated revenue refunds and related interest (Note
   2).................................................   1,166,308      118,177
  Customer deposits...................................      45,757       44,692
  Other...............................................     143,519       84,151
                                                       -----------  -----------
                                                       $ 2,856,108  $ 1,713,950
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes (Note 14)..................... $ 4,445,173  $ 4,314,952
  Accumulated deferred investment tax credits (Notes 1
   and 14)............................................     746,508      724,889
  Accrued spent nuclear fuel disposal fee and related
   interest (Note 10).................................     566,527      582,531
  Obligations under capital leases (Note 16)..........     323,175      368,229
  Regulatory liabilities (Notes 1, 14 and 19).........     782,624      758,983
  Other (Notes 1, 12 and 13)..........................     935,619    1,106,861
                                                       -----------  -----------
                                                       $ 7,799,626  $ 7,856,445
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 19)
                                                       $24,379,798  $23,093,844
                                                       ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                     DECEMBER 31,  SEPTEMBER 30,
                                                         1993          1994
                                                     ------------  -------------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity (Notes 4 and 5):
  Common stock, $12.50 par value per share--
   Outstanding--213,751,147 shares and 214,188,395
    shares, respectively............................ $ 2,671,889    $ 2,677,356
  Premium on common stock and other paid-in capital.   2,217,110      2,222,902
  Capital stock and warrant expense.................     (16,258)       (16,495)
  Retained earnings.................................     549,152        523,307
                                                     -----------    -----------
                                                     $ 5,421,893    $ 5,407,070
                                                     -----------    -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements (Notes 4, 6 and 11):
  Preference stock, cumulative, without par value--
   Outstanding--10,499,549 shares and 13,499,549
    shares, respectively............................ $   432,320    $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--286,949 shares and 102,615 shares,
    respectively....................................       9,125          3,263
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding............................         --             --
                                                     -----------    -----------
                                                     $   441,445    $   508,220
                                                     -----------    -----------
Preference Stock Subject to Mandatory Redemption
 Requirements (Notes 4, 7 and 11):
  Preference stock, cumulative, without par value--
   Outstanding--3,290,290 shares and 3,148,920
    shares, respectively............................ $   327,653    $   313,535
  Current redemption requirements for preference
   stock included in current liabilities............     (17,689)       (17,801)
                                                     -----------    -----------
                                                     $   309,964    $   295,734
                                                     -----------    -----------
Long-Term Debt (Notes 8, 11 and 20):
  First mortgage bonds:
    Maturing through 1998--
      6 1/8% due May 15, 1995....................... $   103,000    $   103,000
      5 1/4% due April 1, 1996......................      50,000         50,000
      5 3/4% due November 1, 1996...................      50,000         50,000
      5 3/4% due December 1, 1996...................      50,000         50,000
      7% due February 1, 1997.......................     150,000        150,000
      5 3/8% due April 1, 1997......................      50,000         50,000
      6 1/4% due October 1, 1997....................      60,000         60,000
      6 1/4% due February 1, 1998...................      50,000         50,000
      6% due March 15, 1998.........................     130,000        130,000
      6 3/4% due July 1, 1998.......................      50,000         50,000
      6 3/8% due October 1, 1998....................      75,000         75,000
    Maturing 1999 through 2008--5.30% to 10 3/8%....   2,204,600      2,230,500
    Maturing 2009 through 2018--5.70% to 10 5/8%....     956,000        996,000
    Maturing 2019 through 2023--7 3/4% to 9 7/8%....   2,020,000      2,020,000
                                                     -----------    -----------
                                                     $ 5,998,600    $ 6,064,500
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%.................................     120,185        112,643
  Pollution control obligations, due 2004 through
   2014--5 7/8% to 11 3/8%..........................     353,200        287,200
  Other long-term debt..............................   1,598,625      1,470,536
  Current maturities of long-term debt included in
   current liabilities..............................    (446,724)      (553,207)
  Unamortized net debt discount and premium (Note
   1)...............................................     (73,124)       (69,247)
                                                     -----------    -----------
                                                     $ 7,550,762    $ 7,312,425
                                                     -----------    -----------
                                                     $13,724,064    $13,523,449
                                                     ===========    ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                         THREE MONTHS ENDED   NINE MONTHS ENDED  TWELVE MONTHS ENDED
                            SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30
                         ------------------- ------------------- -------------------
                            1993      1994      1993      1994      1993      1994
                         ---------- -------- ---------- -------- ---------- --------
                                           (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................. $  793,449 $340,691 $  847,186 $549,152 $  844,737 $977,682
Add--Net income.........    287,123  283,608    439,429  327,317    544,467      328
                         ---------- -------- ---------- -------- ---------- --------
                         $1,080,572 $624,299 $1,286,615 $876,469 $1,389,204 $978,010
                         ---------- -------- ---------- -------- ---------- --------
Deduct--
   Dividends declared
    on--
    Common stock........ $   85,429 $ 83,459 $  256,182 $304,605 $  341,505 $390,106
    Preferred and
     preference stocks..     16,329   17,477     50,142   48,474     66,780   64,019
   Loss on reacquired
    preference stock....      1,132       56      2,609       83      3,237      578
                         ---------- -------- ---------- -------- ---------- --------
                         $  102,890 $100,992 $  308,933 $353,162 $  411,522 $454,703
                         ---------- -------- ---------- -------- ---------- --------
Balance at End of
 Period................. $  977,682 $523,307 $  977,682 $523,307 $  977,682 $523,307
                         ========== ======== ========== ======== ========== ========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

               STATEMENTS OF CONSOLIDATED PREMIUM ON COMMON STOCK
                           AND OTHER PAID-IN CAPITAL

                           THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                              SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                          --------------------- --------------------- ---------------------
                             1993       1994       1993       1994       1993       1994
                          ---------- ---------- ---------- ---------- ---------- ----------
                                               (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period.................  $2,213,577 $2,221,060 $2,210,524 $2,217,110 $2,207,997 $2,214,444
Add--Premium on issuance
 of common stock and
 gain on reacquired
 preference stock.......         867      1,842      3,920      5,792      6,447      8,458
                          ---------- ---------- ---------- ---------- ---------- ----------
Balance at End of
 Period.................  $2,214,444 $2,222,902 $2,214,444 $2,222,902 $2,214,444 $2,222,902
                          ========== ========== ========== ========== ========== ==========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      NINE MONTHS ENDED       TWELVE MONTHS ENDED
                             SEPTEMBER 30           SEPTEMBER 30             SEPTEMBER 30
                          --------------------  ----------------------  ------------------------
                            1993       1994        1993        1994        1993         1994
                          ---------  ---------  ----------  ----------  -----------  -----------
                                               (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income.............  $ 287,123  $ 283,608  $  439,429  $  327,317  $   544,467  $       328
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and
    amortization........    229,914    234,132     681,564     697,814      902,700      927,386
   Deferred income taxes
    and investment tax
    credits--net........     30,984    109,756      13,716      72,862       53,977      143,470
   Cumulative effect of
    change in accounting
    for income taxes....        --         --       (9,738)        --        (9,738)         --
   Equity component of
    allowance for funds
    used during
    construction........     (6,454)    (5,215)    (14,070)    (17,641)     (18,984)     (24,189)
   Provisions for
    revenue refunds and
    related interest....    107,290      5,988     250,879      34,978      252,429    1,138,295
   Revenue refunds and
    related interest....         12   (409,541)     (3,617) (1,083,109)    (156,091)  (1,270,214)
   Recovery/(deferral)
    of regulatory
    assets/deferred
    carrying charges--
    net.................        765      3,818       2,296      11,635        3,128     (423,609)
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................        (44)     1,425      (1,998)     32,962      (14,184)      33,143
   Net effect on cash
    flows of changes in:
     Receivables........    (82,895)   (50,930)   (179,580)    137,684     (138,716)     159,859
     Coal and fuel oil..     72,084     26,236     167,250       6,961      167,472       55,093
     Materials and
      supplies..........      7,508      8,618      (4,571)      8,794       (1,318)      15,199
     Accounts payable
      adjusted for
      nuclear fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     40,669     19,686      66,169      34,886      227,219      247,662
     Accrued interest
      and taxes.........     74,425    (67,575)     51,175     (25,731)      37,491     (116,140)
     Other changes in
      certain current
      assets and
      liabilities.......     (2,220)   (15,746)     (6,875)    (50,521)     (24,258)     (50,283)
   Other--net...........     46,913     64,043     144,062     198,252       94,909      164,454
                          ---------  ---------  ----------  ----------  -----------  -----------
                          $ 806,074  $ 208,303  $1,596,091  $  387,143  $ 1,920,503  $ 1,000,454
                          ---------  ---------  ----------  ----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(198,613) $(178,252) $ (581,100) $ (561,839) $  (876,230) $  (823,330)
 Nuclear fuel
  expenditures..........    (38,226)   (65,696)   (190,975)   (170,995)    (245,756)    (241,389)
 Equity component of
  allowance for funds
  used during
  construction..........      6,454      5,215      14,070      17,641       18,984       24,189
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --      (96,229)    (96,229)    (132,550)    (132,550)
 Investment in
  subsidiary companies..        --         --          --          --          (141)         --
 Other cash investments
  and special deposits..    (27,463)     7,855     (29,933)    628,387      (43,620)      38,971
                          ---------  ---------  ----------  ----------  -----------  -----------
                          $(257,848) $(230,878) $ (884,167) $ (183,035) $(1,279,313) $(1,134,109)
                          ---------  ---------  ----------  ----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $ 717,169  $  87,699  $1,694,625  $  364,813  $ 1,753,047  $   597,485
  Capital stock.........      1,253     72,703      75,889      77,734       82,403       82,431
 Retirement and
  redemption of
  securities--
  Long-term debt........   (830,201)  (145,850) (1,889,378)   (501,602)  (2,004,161)    (512,764)
  Capital stock.........    (27,000)   (11,250)    (60,936)    (14,137)     (96,756)     (46,281)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............    119,843         (2)    209,377       3,192      268,474       35,546
 Premium paid on early
  redemption of long-
  term debt.............    (25,455)       --      (78,395)       (900)     (78,395)        (900)
 Cash dividends paid on
  capital stock.........   (102,108)  (141,575)   (306,527)   (343,684)    (409,353)    (445,442)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     41,077     39,443     162,724     207,463      242,495      248,994
 Nuclear fuel lease
  principal payments....    (70,719)   (53,510)   (189,360)   (153,046)    (257,313)    (209,653)
 Increase in short-term
  borrowings............        350      1,050         350       1,200          500        1,200
                          ---------  ---------  ----------  ----------  -----------  -----------
                          $(175,791) $(151,292) $ (381,631) $ (358,967) $  (499,059) $  (249,384)
                          ---------  ---------  ----------  ----------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $ 372,435  $(173,867) $  330,293  $ (154,859) $   142,131  $  (383,039)
Cash and Temporary Cash
 Investments at
 Beginning of Period....    103,607    266,870     145,749     247,862      333,911      476,042
                          ---------  ---------  ----------  ----------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 476,042  $  93,003  $  476,042  $   93,003  $   476,042  $    93,003
                          =========  =========  ==========  ==========  ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  See Note 1 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies for a discussion of significant accounting policies, except for the following specific policies discussed below.

  Holding Company Restructuring. Effective September 1, 1994, Unicom became the parent corporation of ComEd and Unicom Enterprises in a corporate restructuring. Previously, Unicom Enterprises was a wholly-owned subsidiary of ComEd. The restructuring was accounted for by the pooling-of-interests method. In the restructuring, each of the 214,185,572 outstanding shares of ComEd common stock, par value $12.50 per share, were converted into one fully paid and non-assessable share of Unicom common stock, without par value. In addition, the outstanding shares of the common stock of CECo Merging Corporation (a wholly-owned subsidiary of ComEd created to effect the restructuring) were converted into the same number of shares of ComEd common stock, par value $12.50 per share, outstanding immediately prior to the restructuring.

  Income Taxes. ComEd will be included in the consolidated federal and state income tax returns filed by Unicom. Current and deferred income taxes of the consolidated group are allocated to ComEd as if ComEd filed separate tax returns. Deferred income taxes are provided for income and expense items recognized for financial accounting purposes in periods that differ from those for income tax purposes. Income taxes deferred in prior years are charged or credited to income as the book/tax timing differences reverse. Prior years' deferred investment tax credits are amortized through credits to income generally over the lives of the related property. Income tax credits resulting from interest charges applicable to nonoperating activities, principally construction, are classified as other income.

  For additional information relating to income taxes, including information related to the adoption in January 1993 of SFAS No. 109, Accounting for Income Taxes, which requires an asset and liability approach to accounting for income taxes, see Note 14. In addition, see "Income Taxes" under the subcaption "Results of Operations," in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  Interest. Total interest costs incurred on debt, leases and other obligations for the three months ended September 30, 1993 and 1994 were $176,070,000 and $179,125,000, respectively, for the nine months ended September 30, 1993 and 1994 were $539,526,000 and $552,802,000, respectively, and for the twelve months ended September 30, 1993 and 1994 were $715,508,000 and $791,929,000, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental information required by SFAS No. 95 for the three months, nine months and twelve months ended September 30, 1993 and 1994 was as follows:

                          THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                          ------------------- ----------------- -------------------
                            1993      1994      1993     1994     1993      1994
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $189,619 $ 174,309 $540,226 $494,344  $688,389 $ 631,800
   Income taxes (net of
    refunds)............   $    200 $  92,467 $107,262 $ 14,876  $178,835 $  10,628
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........   $ 41,077 $  40,089 $171,586 $209,958  $251,554 $ 254,123

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (2) SETTLEMENTS RELATING TO CERTAIN RATE MATTERS. See Note 2 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (3) OTHER RATE MATTERS. See Note 3 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (4) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At September 30, 1994, the authorized shares of ComEd capital stock were: common stock-- 250,000,000 shares; preference stock--23,458,920 shares; $1.425 convertible preferred stock--102,615 shares; and prior preferred stock-- 850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (5) COMMON STOCK. At September 30, 1994, shares of ComEd common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock.................. 104,667
      Conversion of warrants............................................  28,240
                                                                         -------
                                                                         132,907
                                                                         =======

  During the three months, nine months and twelve months ended September 30, 1993 and 1994, shares of ComEd common stock were issued as follows:

                              THREE MONTHS    NINE MONTHS
                                 ENDED           ENDED      TWELVE MONTHS ENDED
                              SEPTEMBER 30   SEPTEMBER 30      SEPTEMBER 30
                             -------------- --------------- -------------------
                              1993   1994    1993    1994     1993      1994
                             ------ ------- ------- ------- --------- ---------
Employee Stock Purchase
 Plan.......................    --      --  138,648 154,710   363,393   284,656
Employee Savings and
 Investment Plan............ 42,200  15,800 112,400  81,400   197,400   122,400
Conversion of $1.425
 convertible preferred
 stock......................  7,779  94,611  16,368 187,717    16,368   193,724
Conversion of warrants......    331   7,669     943  13,421     1,378    13,852
                             ------ ------- ------- ------- --------- ---------
                             50,310 118,080 268,359 437,248   578,539   614,632
                             ====== ======= ======= ======= ========= =========

  At December 31, 1993 and September 30, 1994, 128,699 and 84,722 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  (6) PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. See Note 6 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (7) PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. See Note 7 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (8) LONG-TERM DEBT. See Note 8 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (9) LINES OF CREDIT. See Note 9 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (10) DISPOSAL OF SPENT NUCLEAR FUEL. See Note 10 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (11) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Note 11 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (12) PENSION BENEFITS. See Note 12 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (13) POSTRETIREMENT HEALTH CARE BENEFITS. See Note 13 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (14) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1993 and September 30, 1994 were as follows:

                                                        DECEMBER
                                                          31,      SEPTEMBER 30,
                                                          1993         1994
                                                       ----------  -------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized
  depreciation, net of removal costs.................  $3,095,855   $3,216,325
 Overheads capitalized...............................     286,287      269,618
 Repair allowance....................................     210,302      198,883
 Regulatory assets recoverable through future rates..   1,863,587    1,822,424
Deferred income tax assets:
 Postretirement benefits.............................    (134,590)    (171,359)
 Unbilled revenues...................................     (98,164)     (97,089)
 Loss carryforward...................................    (175,197)     (27,577)
 Alternative minimum tax.............................    (137,328)    (270,781)
 Unamortized investment tax credits to be settled
  through future rates...............................    (489,891)    (475,730)
 Other regulatory liabilities to be settled through
  future rates.......................................    (236,236)    (234,300)
 Other--net..........................................     (80,751)     (55,980)
                                                       ----------   ----------
Net deferred income tax liability....................  $4,103,874   $4,174,434
                                                       ==========   ==========

The $71 million increase in the net deferred income tax liability from December 31, 1993 to September 30, 1994 is comprised of a $96 million net increase to deferred income tax expense and a $25 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period.

  The components of net income tax expense charged to continuing operations for the three months, nine months and twelve months ended September 30, 1993 and 1994 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                          --------------------  ------------------  ---------------------
                            1993       1994       1993      1994      1993        1994
                          ---------  ---------  --------  --------  ---------  ----------
                                            (THOUSANDS OF DOLLARS)
Electric operating in-
 come:
 Current income taxes...   $149,778   $ 81,879  $238,664  $140,171   $240,794   $(126,045)
 Deferred income taxes..     48,740    115,240    49,604   111,812     95,786     185,592
 Investment tax credits
  deferred--net.........     (7,288)    (7,195)  (21,902)  (21,620)   (29,079)    (29,142)
Other (income) and
 deductions.............    (11,744)     1,269   (17,939)  (19,569)   (17,400)    (33,287)
                          ---------  ---------  --------  --------  ---------  ----------
Net income taxes charged
 to continuing
 operations.............   $179,486   $191,193  $248,427  $210,794   $290,101   $  (2,882)
                          =========  =========  ========  ========  =========  ==========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1993 and 1994:

                                                                    TWELVE MONTHS
                         THREE MONTHS ENDED    NINE MONTHS ENDED        ENDED
                            SEPTEMBER 30         SEPTEMBER 30        SEPTEMBER 30
                         --------------------  ------------------  -----------------
                           1993       1994       1993      1994      1993     1994
                         ---------  ---------  --------  --------  --------  -------
Pre-tax book income (in
 thousands).............  $466,609   $474,801  $678,118  $538,111  $824,830  $(2,554)
Effective income tax
 rate...................      38.5%      40.3%     36.6%     39.2%     35.2%   112.8%

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and nine months ended September 30, 1993, 34.8% for the twelve months ended September 30, 1993 and 35% for the three months, nine months and twelve months ended September 30, 1994 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------  ------------------  --------------------
                            1993       1994       1993      1994      1993       1994
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................   $163,313   $166,180  $237,341  $188,339   $287,041   $   (894)
Equity component of
 AFUDC which was
 excluded from taxable
 income.................     (2,259)    (1,825)   (4,925)   (6,174)    (6,606)    (8,466)
Amortization of
 investment tax credits.     (7,331)    (7,190)  (21,913)  (21,602)   (26,592)   (29,109)
State income taxes, net
 of federal income
 taxes..................     22,442     22,670    35,300    28,399     42,184      6,236
Differences between book
 and tax accounting
 primarily for property
 related deductions.....        583      7,553      (110)   16,068     (4,014)    22,137
Other--net..............      2,738      3,805     2,734     5,764     (1,912)     7,214
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing
 operations.............   $179,486   $191,193  $248,427  $210,794   $290,101   $ (2,882)
                          =========  =========  ========  ========  =========  =========

  Current federal income tax liabilities were recorded that include excess amounts of AMT over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. The excess amounts of AMT can be carried forward indefinitely as a credit against future years' regular federal income tax liabilities. In 1993, a loss was recorded for income tax purposes which may be carried forward through 2008. It is currently expected that the loss carryforward will be utilized by the expiration date.

  SFAS No. 109 was adopted, effective January 1, 1993 which requires an asset and liability approach to accounting for income taxes which replaces the deferred method formerly used. Under the asset and liability approach, the deferred income tax liability represents the income tax effect of temporary differences between financial accounting and income tax bases of assets and liabilities and is determined at the presently enacted income tax rates. The SFAS No. 109 adjustments to ComEd's deferred income tax liability related to utility operations represents income taxes recoverable or returnable through future rates and have been recorded as regulatory assets and regulatory liabilities on the Consolidated Balance Sheets. The cumulative effect of the change in the method of accounting for income taxes resulted in an increase to net income for the nine months and twelve months ended September 30, 1993 of $9.7 million or $0.05 per common share, due primarily to the reduction of deferred income taxes on nonregulated activities (primarily nonconsolidated subsidiaries) accrued in prior years at income tax rates in excess of the presently enacted income tax rates. The effect of the implementation entry on regulated activities was to record regulatory assets of $1,546 million primarily related to the equity component of AFUDC which was recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded; regulatory liabilities of $577 million primarily related to recognition of the deferred income tax effects of unamortized investment tax credits and to the changes in prior years' income tax rates; and a net increase to the deferred income tax liability of $969 million.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

  (15) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1993 and 1994 were as follows:

                         THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                            SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                         ------------------- ----------------- -------------------
                           1993      1994      1993     1994     1993      1994
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  59,151 $  57,686 $163,323 $157,475 $ 213,191 $ 193,650
Illinois invested capi-
 tal....................    27,996    27,559   83,795   82,047   110,841   109,378
Municipal utility gross
 receipts...............    38,605    42,743   99,203  111,237   130,077   119,267
Real estate.............    40,416    44,084  123,038  135,106   169,913   174,628
Municipal compensation..    20,264    21,222   53,666   55,831    70,756    59,043
Other--net..............    14,895    17,586   50,959   57,543    65,590    71,201
                         --------- --------- -------- -------- --------- ---------
                         $ 201,327 $ 210,880 $573,984 $599,239 $ 760,368 $ 727,167
                         ========= ========= ======== ======== ========= =========

  (16) LEASE OBLIGATIONS. On November 23, 1993, ComEd consolidated its nuclear fuel lease arrangements into a new arrangement. Under the new arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million (consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes) to finance the transactions. The commercial paper/bank borrowing portion currently will expire on November 23, 1996, but ComEd plans to ask for an extension of the expiration date. At September 30, 1994, ComEd's obligation to the lessor for leased nuclear fuel amounted to $573 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at September 30, 1994 for capital leases are estimated to aggregate $593 million, including $71 million in 1994 (after deducting $179 million for the first nine months of 1994), $199 million in 1995, $134 million in 1996, $83 million in 1997, $47 million in 1998 and $59 million in 1999-2002. The estimated interest component of such rental payments aggregates $57 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $166 million and $167 million at December 31, 1993 and September 30, 1994, respectively.

  Future minimum rental payments at September 30, 1994 for operating leases are estimated to aggregate $148 million, including $1 million in 1994, $9 million in 1995, $9 million in 1996, $8 million in 1997, $8 million in 1998 and $113 million in 1999-2024.

  (17) INVESTMENTS IN URANIUM-RELATED PROPERTIES. See Note 17 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (18) JOINT PLANT OWNERSHIP. See Note 18 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (19) COMMITMENTS, CONTINGENT LIABILITIES AND THE CONSTRUCTION PROGRAM. See
Note 19 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

  (20) SUBSEQUENT EVENTS. See Note 20 of Notes to Financial Statements of Unicom Corporation and Subsidiary Companies.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  LIQUIDITY AND CAPITAL RESOURCES. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources--UTILITY OPERATIONS" and "Regulation," on pages 32 to 36 and 36 to 38, respectively, which are incorporated herein by this reference.

  RESULTS OF OPERATIONS. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations" (other than the first paragraph thereof), on pages 38 to 43, which is incorporated herein by this reference.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  ELECTRIC RATES. The following table summarizes rate increases granted in ComEd's major rate proceedings before the ICC since January 1, 1985. Revenues actually realized as a result of the rate increases may vary depending on levels of kilowatthour sales to each class of customers.

                                          AUTHORIZED
                   ---------------------------------------------------------
                                                                  END OF
                                                               TWELVE-MONTH
  ANNUAL AMOUNT                                     PERCENT     TEST PERIOD
  REQUESTED (IN                        ANNUAL      INCREASE      CITED IN
  MILLIONS) AND                      AMOUNT (IN  OVER PREVIOUS  FINAL RATE
 DATE OF FILING     EFFECTIVE DATE  MILLIONS)(A)  REVENUES(A)      ORDER
- - - -----------------  ---------------- ------------ ------------- ------------
$583
November 29, 1984  October 29, 1985   $495(b)        11.0      December 1984
$1,415
August 21, 1987    January 1, 1989    $235(c)         4.5(c)   December 1987
$1,231
April 12, 1990     March 20, 1991     $750(d)        14.0(d)   December 1991

- - - --------
(a) The amounts granted and the related percent increases are based on the test periods cited in the rate orders and exclude add-on revenue taxes.
(b) Includes approximately $81 million of revenue included in rates effective January 1, 1987 pursuant to a phase-in plan. The phase-in plan reflects the recovery of the $81 million postponed portion of the increase and an additional recovery ($56 million) of a full return on the postponed portion over a two-year period.
(c) Represents the first step of a rate increase relating to the Units authorized by a December 1988 rate order which was reversed by the Illinois Supreme Court on December 21, 1989 and excludes a $56 million decrease resulting from completion of the recovery period referred to in note (b). This rate increase was rolled back, effective July 1, 1990.
(d) Represents the aggregate amount of the rate increase, which was to be phased-in over a three-year period. As a result of subsequent proceedings and the Rate Matters Settlement, only an increase of approximately $144 million in annual electric operating revenues remains effective. See Note 2 of Unicom and ComEd's Notes to Financial Statements.

  CERTAIN REGULATORY MATTERS. Through its fuel adjustment clause, ComEd recovers from its customers the cost of the fuel used to generate electricity and of purchased power as compared to fuel costs included in base rates. The amounts collected under the fuel adjustment clause are subject to review by the ICC, which, under the Illinois Public Utilities Act, is required to hold annual public hearings to reconcile the collected amounts with the actual cost of fuel and power prudently purchased. In the event that the collected amounts exceed such actual cost, then the ICC can order that the excess be refunded. For additional information concerning ComEd's fuel reconciliation proceedings and coal reserves, see Notes 1 and 2 of Unicom and ComEd's Notes to Financial Statements.

  Currently, the ICC is conducting a focused management audit of ComEd's fuel procurement process, which began in December 1993 and is scheduled to be completed in 1994.

  LITIGATION. During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and its subsidiary, Cotter, seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. In February 1994, a federal jury returned nominal dollar verdicts on eight bellwether plaintiffs' claims in these cases. Plaintiffs have appealed those judgments. Although the remaining cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on Unicom's or ComEd's financial position or results of operations.

  In October 1990, ComEd filed a complaint in the Circuit Court against Westinghouse and certain of its employees. The complaint alleges that the defendants knowingly concealed information regarding the durability of the metal used in the steam generators (a major component of the nuclear steam supply systems) at the Zion, Byron and Braidwood stations. The complaint further alleges that the defects in the steam generators will prevent the plants from maintaining their full power output through their forty-year design life without costly remanufacture or replacement of the steam generators. Damages, including punitive damages, in an unspecified amount are claimed. Westinghouse has filed a counterclaim against ComEd which seeks recovery of Westinghouse's costs of defense and damages of approximately $13 million.

  Shareholder derivative lawsuits were filed on October 1, 1992 and on April 14, 1993 in the Circuit Court against current and former directors of ComEd alleging that they breached their fiduciary duty and duty of care to ComEd in connection with the management of the activities associated with the construction of ComEd's four most recently completed nuclear generating units. The lawsuits sought restitution to ComEd by the defendants for unquantified and undefined losses and costs alleged to have been incurred by ComEd. Both lawsuits were dismissed by the Circuit Court; however, appeals are pending before the Illinois Appellate Court.

  A number of complaints have been filed by former employees with the Equal Employment Opportunity Commission, and several lawsuits have been filed by former employees in the U.S. District Court, alleging that the employees' terminations (which occurred as part of ComEd's management workforce reductions that were implemented in the second half of 1992) involved discrimination on the basis of age, race, sex, national origin and/or disabilities, in violation of applicable law. The complainants in these various cases are seeking, among other things, awards of back pay and lost benefits, reinstatement, pecuniary damages, and costs and attorneys' fees.

  NUCLEAR MATTERS. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. ComEd has elected to pay the one-time fee, with interest, just prior to the first scheduled delivery of spent nuclear fuel to the DOE, which is scheduled to occur not later than January 1998; however, this delivery schedule is expected to be delayed significantly. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. ComEd has primary responsibility for the interim storage of its spent nuclear fuel. ComEd anticipates the possibility of serious difficulties in disposing of high-level radioactive waste.

  The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for low-level radioactive waste, subject to approval by Congress of each such compact. Under the 1985 amendments to that Act, a compact could restrict the use of a region's disposal facilities after January 1, 1993 to waste generated within the region. South Carolina, which belongs to a regional compact, granted ComEd access to its waste disposal site for an 18-month period which expired on June 30, 1994. There are no other commercial operating sites in the United States for the disposal of low-level radioactive waste available to ComEd. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress. Neither Illinois nor Kentucky currently has an operational site, and one is currently not expected to be operational until after the year 2000. ComEd has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste and is planning additional such capacity pending development of disposal facilities by the state of Illinois. ComEd anticipates the possibility of serious difficulties in disposing of low-level radioactive waste. The continuing viability of commercial nuclear power is subject to resolution of the issues of spent nuclear fuel storage and disposal of radioactive waste.

  In February 1993, ComEd was notified by the NRC that ComEd's Zion station, which was placed on the NRC's list of plants to be monitored closely in early 1991, was removed from that list. In June 1994, ComEd was notified by the NRC that ComEd's Dresden station, which was placed on the NRC's list of plants to be monitored closely in early 1992, would remain on that list. Also in June 1994, ComEd was notified by the NRC that ComEd's LaSalle County and Quad-Cities stations, which were placed on the NRC's list of plants with adverse performance trends in January 1994, would remain on that list. ComEd has been informed that the NRC concerns about LaSalle County station include, among other matters, deficient radiation worker practices. The NRC concerns with Quad-Cities station include deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems, among other matters. ComEd has provided written and verbal responses to the NRC and is diligently working to resolve the concerns. ComEd anticipates continued increased expenditures in connection with those stations. See "Nuclear Matters" under "Regulation" in Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information.

  In accordance with a commitment to the NRC, ComEd examined its operating boiling water nuclear generating units in 1983 to determine the existence or extent of inter-granular stress corrosion in certain of the large diameter piping in those units. Inter-granular stress corrosion was discovered in the Dresden and Quad-Cities units. ComEd replaced the stainless steel piping susceptible to stress corrosion at Dresden Unit 3 and is taking alternative remedial actions which are intended to minimize the need to replace such piping at Dresden Unit 2, Quad-Cities Units 1 and 2 and LaSalle County Units 1 and 2. If ComEd is required to replace all of such piping, the estimated construction expenditures, in current-year (1994) dollars, would be approximately $620 million.

  ComEd has studied the possibility of having to replace the steam generators at its Zion station. The initial studies were completed in June 1991 and additional follow-up studies are continuing. Based on the most recent findings of these studies, it will not be necessary to replace the Zion steam generators until at least the year 2005 and ComEd believes that the potential exists that replacement will not be necessary during the original operating license life, which expires in 2013. ComEd has also studied the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1. The studies indicate that, from a technical standpoint, the steam generators should be replaced and, from an economic standpoint, the replacements should be performed at the earliest possible time. The steam generator replacements are currently planned to be completed in 1998 for Braidwood Unit 1 and in 1999 for Byron Unit 1. The estimated replacement costs, including the costs of removal of the existing steam generators, are approximately $235 million for each unit. Approximately $3 million of preliminary engineering expenditures are included in the current 1994-96 construction program, which does not include the steam generator replacement project. The effect of the project on the three-year construction program would be an increase of approximately $100 million. See "Litigation" herein concerning litigation by ComEd against Westinghouse concerning steam generators.

  During the year 1993, civil penalties were imposed on ComEd by the NRC on seven occasions for violations of NRC regulations in amounts aggregating $562,500. Since January 1, 1994, the NRC has imposed on ComEd seven civil penalties in the amount of $767,500 for violations of NRC regulations. In addition, there are several potentially enforceable issues currently outstanding and under review by the NRC.

  ENVIRONMENTAL MATTERS. Air quality regulations, promulgated by the IPCB as well as the Indiana and Hammond Departments of Environmental Management in accordance with federal standards, impose restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the respective state and local environmental protection agencies for the operation of emission sources. Permits authorizing operation of ComEd's fossil-fueled generating facilities subject to this requirement have been obtained and, where such permits are due to expire, ComEd has, in a timely manner, filed applications for renewal or requested extensions of the existing permits.

  Under the Federal Clean Water Act, NPDES permits for discharges into waterways are required to be obtained from the U.S. EPA or from the state environmental agency to which the permit program has been delegated. Those permits must be renewed periodically. ComEd and the Indiana Company either have NPDES permits for all of their generating stations or have filed applications for renewals of such permits under the current delegation of the program to the Illinois EPA or the Indiana Department of Environmental Management. ComEd is also subject to the jurisdiction of certain pollution control agencies of the state of Iowa with respect to the discharge into the Mississippi River from the Quad-Cities station. Reissued NPDES permits for several generating facilities establish schedules by which the facilities must meet tighter discharge limits when using certain biocides in condenser cooling water systems. ComEd has embarked on a program to obtain compliance with the new permit requirements by the April 1995 compliance date.

  On August 10, 1990, the Sierra Club filed suit in the U.S. District Court under Section 505 of the Federal Clean Water Act alleging violations of state of Illinois water quality standards with respect to thermal effluents at ComEd's Fisk, Crawford, Will County, Joliet and Dresden generating stations. In July 1991, the Sierra Club and ComEd reached a settlement of this suit which was approved by the Court on November 1, 1991. Under the settlement, ComEd has agreed to perform an ecological study of the thermal effluents discharged from the generating stations. Ultimately, this study, which is currently underway, may determine whether the installation of closed cycle cooling facilities or operational restrictions are necessary at one or more of these stations.

  The Great Lakes Critical Programs Act of 1990 requires that, following the issuance of guidance by the U.S. EPA, the states of Illinois and Indiana, among others, adopt water quality standards, policies and procedures to assure protection of the water quality of the Great Lakes. Water quality standards and procedures that the states would be required to adopt under the current version of the U.S. EPA's draft guidance ultimately could require that ComEd install additional pollution control equipment or restrict operations at its facilities that discharge, either directly or indirectly, into Lake Michigan. The U.S. EPA is expected to issue final guidance in 1995.

  The Clean Air Amendments require reductions in sulfur dioxide emissions from ComEd's Kincaid station. The Clean Air Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide have been issued by the U.S. EPA based largely on historical levels of sulfur dioxide emissions. These allowances are transferable and marketable. ComEd's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on ComEd and the Indiana Company's ability to acquire additional allowances or to reduce emissions below otherwise allowable levels from their existing generating plants. In addition, the Clean Air Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. ComEd's Clean Air Compliance Plan for Kincaid station was approved by the ICC on July 8, 1993. In late 1993, however, a federal court declared the Illinois law under which the approval was received to be unconstitutional and compliance plans prepared and approved in reliance on the law to be void. Under the Plan approved by the ICC, ComEd would have been allowed to burn low sulfur Illinois coal at Kincaid station without the installation of pollution control equipment for the years 1995 through 1999, and to purchase any necessary emission allowances that are expected to be available under the Clean Air Amendments during this period. Also, under the Plan, ComEd expected to install pollution control equipment for Kincaid station by the year 2000. When the final outcome of the federal litigation is known, ComEd will determine whether any changes are required.

  The Clean Air Amendments also require reductions in nitrogen oxide emissions from ComEd and the Indiana Company's fossil fuel generating units. The Illinois EPA has proposed rules with respect to such emissions which would require modifications to certain of ComEd's boilers inside the Chicago ozone non-attainment area. The proposed rules are currently under review. The Illinois EPA is also considering nitrogen oxide emission reductions at ComEd generating stations outside the Chicago ozone non-attainment area.

  CERCLA provides for immediate response and removal actions coordinated by the U.S. EPA to releases of hazardous substances into the environment and authorizes the federal government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the U.S. EPA on the NPL. These responsible parties can be ordered to perform a cleanup, can be sued for costs associated with a U.S. EPA directed cleanup, or may voluntarily settle with the federal government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. ComEd and its subsidiaries are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA.

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1994) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, ComEd has recorded a reserve as of December 31, 1993 and September 30, 1994 of approximately $25 million, which reflects the low end of the range of its estimate of the liability associated with former MGP sites. In addition, as of December 31, 1993 and September 30, 1994, ComEd has recorded a reserve of $5 million and $8 million, respectively, representing its estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  On July 17, 1991, the U.S. Government filed a complaint in U.S. District Court alleging that ComEd and four other defendants are PRPs for remediation costs associated with surface, soil and groundwater contamination alleged to have occurred from the disposal by other persons of hazardous wastes at a site located near ComEd's Byron station in Byron, Illinois. The U.S. Government alleges that a portion of the site is owned by ComEd. The U.S. Government is presently seeking reimbursement from the PRPs for past study and response costs associated with the site of approximately $7 million. ComEd is currently pursuing cost recovery from other PRPs that have been identified at this site.

  On October 16, 1992, the U.S. EPA notified ComEd and four other companies, including the site operator, that they were PRPs for the costs associated with the investigation and removal of contaminated soil at the Elgin Salvage and Supply site in Elgin, Illinois. On April 19, 1993, the U.S. EPA issued an order under Section 106 of CERCLA to ComEd and the other parties to investigate and remove the contamination from the site. ComEd sent substantial amounts of scrap cable and other scrap metal to the site. The site investigation and remediation is currently estimated to be approximately $6 to $8 million. The site operator claims to be unable to fund more than a small share of the removal costs.

Consequently, the other parties have agreed to an interim allocation of the removal costs. The interim agreement allocates 55% of the removal costs to ComEd. ComEd and the other PRPs have filed a cost recovery action against the site operator and the site owners to require that they provide their share of the remediation costs.

  In the operation of its electric distribution system, ComEd has utilized equipment containing PCBs. Such equipment included transformers located in customer-owned buildings and in sidewalk vaults. Under regulations adopted by the U.S. EPA, these transformers containing PCBs were required to be modified (with non-PCB fluid) or be replaced. ComEd has completed the replacement of over 2,000 PCB fluid transformers that were located in or near commercial buildings and were subject to the federal regulations. The estimated cost to ComEd of replacing or modifying these transformers and disposing of the PCB fluid was approximately $120 million, which had been expended through the end of 1993. Some of ComEd's electrical equipment containing PCBs was sent to scrap and salvage facilities and, as a result, ComEd may be liable for penalties and for the costs of cleanup of those facilities. An accident or spill involving PCB oil-filled electrical equipment, resulting in exposure of persons or property to PCBs or their by-products, could result in material liability claims against ComEd.

  In September 1990, the IPCB replaced existing landfill regulations with new, more stringent design and performance standards. These regulations are expected to increase the cost to ComEd for disposal of coal combustion by-products at its Joliet station. At Joliet, an existing landfill utilized for disposal of coal ash may require the installation by 1997 of engineered retrofits designed to protect groundwater. ComEd intends to request exemptions from certain of the new regulations from the IPCB. If its request is denied, then alternative landfill siting, commercial disposal, or retrofitting of the existing facility could result in significant increases in disposal expenditures.

  The outcome of many of the regulatory proceedings referred to above, if not favorable, could have a material adverse effect on Unicom and ComEd's future business and operating results.

  An unresolved issue is whether exposure to EMFs may result in adverse health effects or damage to the environment. EMFs are produced by virtually all devices carrying or utilizing electricity, including transmission and distribution lines as well as home appliances. If regulations are adopted related to EMFs, they could affect the construction and operation of electrical equipment, including transmission and distribution lines and the cost of such equipment. ComEd cannot predict the effect on the cost of such equipment or operations if new regulations related to EMFs are adopted. In the absence of such regulations, EMFs have nonetheless become an issue in siting facilities and in other land use contexts. Litigation has been filed in a variety of locations against a variety of defendants (including ComEd) alleging that the presence or use of electrical equipment has had an adverse effect on the health of persons. If plaintiffs are successful in litigation of this type and it becomes widespread, the impact on ComEd and on the electric utility industry is not predictable, but could be severe.

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in ComEd's Annual Report on Form 10-K for the year ended December 31, 1993 (as amended by the Form 10-K/A-1 filed on August 31, 1994) or in these Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1994, which could have such an effect.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------- ------------------------------------------------------------------
     (12)    Statement computing Commonwealth Edison Company ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
     (23)-1  Consent of independent public accountants applicable to Unicom
             Corporation.
     (23)-2  Consent of independent public accountants applicable to
             Commonwealth Edison Company.
     (27)-1  Financial data schedule of Unicom Corporation.
     (27)-2  Financial data schedule of Commonwealth Edison Company.

  (b) Reports on Form 8-K

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November, 1994. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

                                                   Unicom Corporation
                                                       Registrant

                                                      Roger F. Kovack
                                          By __________________________________
                                                      Roger F. Kovack
                                                        Comptroller
                                               (Chief accounting officer and
                                            officer duly authorized to sign on
                                                 behalf of the registrant)


                                               Commonwealth Edison Company
                                                       Registrant

                                                      Roger F. Kovack
                                          By __________________________________
                                                      Roger F. Kovack
                                                        Comptroller
                                               (Chief accounting officer and
                                            officer duly authorized to sign on
                                                 behalf of the registrant)

                                 EXHIBIT INDEX
                                 -------------

Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended September 30, 1994:


       Exhibit
       Number                        Description of Exhibit
       -------                       ----------------------
       (12)        Statement computing Commonwealth Edison Company
                   ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock
                   dividend requirements.

       (23)-1 Consent of independent public accountants applicable to Unicom Corporation.

       (23)-2 Consent of independent public accountants applicable to Commonwealth Edison Company.

       (27)-1      Financial Data Schedule of Unicom Corporation.

       (27)-2      Financial Data Schedule of Commonwealth Edison Company.
