Form 10-Q
period 1995-03-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1995-05-12
CIK 918040, 22606

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

      (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1995

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to
                                                  ---    ---

 COMMISSION
    FILE          REGISTRANT; STATE OF INCORPORATION;            IRS EMPLOYER
   NUMBER            ADDRESS; AND TELEPHONE NUMBER            IDENTIFICATION NO.
 ----------       -----------------------------------         ------------------
 1-11375    UNICOM CORPORATION                                    36-3961038
            (an Illinois corporation)
            37th Floor, 10 South Dearborn Street
            Post Office Box A-3005
            Chicago, Illinois 60690-3005
            312/394-7399
 1-1839     COMMONWEALTH EDISON COMPANY                           36-0938600
            (an Illinois corporation)
            37th Floor, 10 South Dearborn Street
            Post Office Box 767
            Chicago, Illinois 60690-0767
            312/394-4321

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                         ---        ---

Common Stock outstanding at April 30, 1995:
    Unicom Corporation                           214,594,749 shares
    Commonwealth Edison Company                  214,192,288 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                         QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1995 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to any other companies affiliated with Unicom Corporation.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Income for the three months and twelve
     months ended March 31, 1994 and 1995................................     5
    Consolidated Balance Sheets--December 31, 1994 and March 31, 1995....   6-7
    Statements of Consolidated Capitalization--December 31, 1994 and
     March 31, 1995......................................................     8
    Statements of Consolidated Retained Earnings for the three months and
     twelve months ended March 31, 1994 and 1995.........................     9
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 1994 and 1995................................    10
    Notes to Financial Statements........................................ 11-31
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 32-42
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    44
    Statements of Consolidated Income for the three months and twelve
     months ended March 31, 1994 and 1995................................    45
    Consolidated Balance Sheets--December 31, 1994 and March 31, 1995.... 46-47
    Statements of Consolidated Capitalization--December 31, 1994 and
     March 31, 1995......................................................    48
    Statements of Consolidated Retained Earnings for the three months and
     twelve months ended March 31, 1994 and 1995.........................    49
    Statements of Consolidated Premium on Common Stock and Other Paid-In
     Capital for the three months and twelve months ended March 31, 1994
     and 1995............................................................    49
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 1994 and 1995................................    50
    Notes to Financial Statements........................................ 51-55
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    56
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 57-62
  Item 6. Exhibits and Reports on Form 8-K...............................    63
SIGNATURES...............................................................    64

                                  DEFINITIONS

  The following terms are used in the text of this document with the following meanings:

          TERM                                   MEANING
 ----------------------- ------------------------------------------------------
 AFUDC                   Allowance for funds used during construction
 AMT                     Alternative minimum tax
 CERCLA                  Comprehensive Environmental Response, Compensation and
                          Liability Act of 1980, as amended
 CFC                     Chlorofluorocarbon
 Circuit Court           Circuit Court of Cook County, Illinois
 Clean Air Amendments    Clean Air Act Amendments of 1990
 ComEd                   Commonwealth Edison Company
 Cotter                  Cotter Corporation, which is a wholly-owned subsidiary
                          of ComEd
 DOE                     U.S. Department of Energy
 EMFs                    Electric and magnetic fields
 FASB                    Financial Accounting Standards Board
 FERC                    Federal Energy Regulatory Commission
 Fuel Matters Settlement A settlement relating to the ICC fuel reconciliation proceedings involving ComEd for the period from 1985
                          through 1988 and to future challenges by the settling
                          parties to the prudency of ComEd's western coal costs
                          for the period from 1989 through 1992.
 ICC                     Illinois Commerce Commission
 Illinois EPA            Illinois Environmental Protection Agency
 Indiana Company         Commonwealth Edison Company of Indiana, Inc., which is
                          a wholly-owned subsidiary of ComEd.
 IPCB                    Illinois Pollution Control Board
 MAIN                    Mid-America Interconnected Network
 MGP                     Manufactured gas plant
 NEIL                    Nuclear Electric Insurance Limited
 NML                     Nuclear Mutual Limited
 NPDES                   National Pollutant Discharge Elimination System
 NPL                     National Priorities List
 NRC                     Nuclear Regulatory Commission
 PCBs                    Polychlorinated biphenyls
 PRPs                    Potentially responsible parties under CERCLA
 Rate Matters Settlement A settlement concerning the proceedings relating to
                          ComEd's 1985 and 1991 ICC rate orders (which orders
                          relate to, among other things, the recovery of costs
                          associated with ComEd's four most recently completed
                          nuclear generating units), the proceedings relating
                          to the reduction in the difference between ComEd's
                          summer and non-summer residential rates that was
                          effected in the summer of 1988, outstanding issues
                          relating to the appropriate interest rate and rate
                          design to be applied to a refund made by ComEd during
                          1990 relating to a 1988 ICC rate order, and matters
                          related to a rider to ComEd's rates that it was
                          required to file as a result of the change in the
                          federal corporate tax rate made by the Tax Reform Act
                          of 1986.
 Rate Order              ICC rate order issued on January 9, 1995, as
                          subsequently modified
 Remand Order            ICC rate order issued on January 6, 1993, as
                          subsequently modified
 SEC                     Securities and Exchange Commission
 SFAS                    Statement of Financial Accounting Standards
 Unicom                  Unicom Corporation
 Unicom Enterprises      Unicom Enterprises Inc., which is a wholly-owned
                          subsidiary of Unicom.
 Unicom Thermal          Unicom Thermal Technologies Inc., which is a wholly-
                          owned subsidiary of Unicom Enterprises.
 Units                   ComEd's nuclear generating units known as Byron Unit 2
                          and Braidwood Units 1 and 2
 U.S. EPA                U.S. Environmental Protection Agency
 Westinghouse            Westinghouse Electric Corporation

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of December 31, 1994 and March 31, 1995, and the related statements of consolidated income, retained earnings and cash flows for the three-month and twelve-month periods ended March 31, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of December 31, 1994 and March 31, 1995, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1994 and 1995, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP
Chicago, Illinois
May 9, 1995

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months and twelve months ended March 31, 1994 and 1995 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31                 MARCH 31
                                ----------------------  -----------------------
                                   1994        1995        1994         1995
                                ----------  ----------  -----------  ----------
                                     (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues:
 Operating revenues...........  $1,530,975  $1,578,118  $ 6,534,375  $6,340,574
 Provisions for revenue
  refunds.....................      (6,225)         18   (1,232,569)     (9,667)
                                ----------  ----------  -----------  ----------
                                $1,524,750  $1,578,136  $ 5,301,806  $6,330,907
                                ----------  ----------  -----------  ----------
Operating Expenses and Taxes:
 Fuel.........................  $  264,215  $  272,857  $ 1,148,922  $1,058,494
 Purchased power..............      17,149       3,543       24,333      45,517
 Deferred (under)/
  overrecovered energy costs--
  net.........................      11,753      (3,363)      19,434     (13,176)
 Operation....................     398,809     385,788    1,500,792   1,520,308
 Maintenance..................     165,277     145,326      587,189     541,370
 Depreciation.................     221,932     225,106      869,981     890,646
 Recovery of regulatory
  assets......................       3,999       3,818        8,435      15,272
 Taxes (except income)........     200,073     209,933      712,117     797,712
 Income taxes--
   Current--Federal...........      34,648      53,241      (28,263)    175,022
   --State....................         712      11,740      (15,376)     12,941
   Deferred--Federal--net.....      (6,747)     12,311       89,320     122,442
   --State--net...............       7,140       4,489       38,267      62,366
 Investment tax credits
  deferred--net ..............      (7,224)     (7,179)     (29,333)    (28,712)
                                ----------  ----------  -----------  ----------
                                $1,311,736  $1,317,610  $ 4,925,818  $5,200,202
                                ----------  ----------  -----------  ----------
Operating Income..............  $  213,014  $  260,526  $   375,988  $1,130,705
                                ----------  ----------  -----------  ----------
Other Income and (Deductions):
 Interest on long-term debt...  $ (157,152) $ (152,270) $  (641,830) $ (616,343)
 Interest on notes payable....         (87)       (151)        (340)       (622)
 Allowance for funds used
  during construction--
   Borrowed funds.............       6,178       1,685       20,904      14,419
   Equity funds...............       7,356       2,093       25,248      17,364
 Income taxes applicable to
  nonoperating activities.....      (2,733)        268       21,572      30,075
 Income tax reduction for
  disallowed plant costs......         --          --           792         --
 Deferred carrying charges....         --          --       438,183         --
 Interest and other costs for
  1993 Settlements............     (10,475)        (61)    (109,149)    (11,049)
 Provision for dividends on
  preferred and preference
  stocks of Commonwealth
  Edison Company..............     (15,545)    (16,908)     (64,961)    (66,291)
 Miscellaneous--net...........      (4,536)     (6,581)     (44,574)    (90,744)
                                ----------  ----------  -----------  ----------
                                $ (176,994) $ (171,925) $  (354,155) $ (723,191)
                                ----------  ----------  -----------  ----------
Net Income....................  $   36,020  $   88,601  $    21,833  $  407,514
                                ==========  ==========  ===========  ==========
Average Number of Common
 Shares Outstanding...........     213,780     214,429      213,619     214,193
Earnings per Common Share.....       $0.17       $0.41        $0.10       $1.90
Cash Dividends Declared per
 Common Share.................       $0.40       $0.40        $1.60       $1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   MARCH 31,
                       ASSETS                             1994         1995
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,043 million
   and $1,059 million, respectively)................. $26,257,665   $26,449,492
  Less--Accumulated provision for depreciation.......   9,623,756     9,884,012
                                                      -----------   -----------
                                                      $16,633,909   $16,565,480
  Nuclear fuel, at amortized cost....................     689,424       667,541
                                                      -----------   -----------
                                                      $17,323,333   $17,233,021
                                                      -----------   -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $   880,944   $ 1,036,296
  Subsidiary companies...............................     118,051       118,609
  Other, at cost.....................................      41,292        50,230
                                                      -----------   -----------
                                                      $ 1,040,287   $ 1,205,135
                                                      -----------   -----------
Current Assets:
  Cash............................................... $     1,927   $     4,534
  Temporary cash investments.........................      75,008       226,456
  Other cash investments.............................      19,588        27,587
  Special deposits...................................      29,603        16,015
  Receivables--
    Customers........................................     463,241       518,316
    Taxes............................................      36,228         5,999
    Other............................................      67,389        41,587
    Provisions for uncollectible accounts............     (10,720)      (10,982)
  Coal and fuel oil, at average cost.................     108,872       120,496
  Materials and supplies, at average cost............     384,612       371,005
  Deferred unrecovered energy costs..................      48,697        48,337
  Deferred income taxes related to current assets and
   liabilities--
    Loss carryforward................................      10,090           --
    Other............................................     110,267       119,521
  Prepayments and other..............................      57,050        46,332
                                                      -----------   -----------
                                                      $ 1,401,852   $ 1,535,203
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,604,270   $ 2,575,200
  Unrecovered energy costs...........................     643,438       635,213
  Other..............................................     108,308        99,662
                                                      -----------   -----------
                                                      $ 3,356,016   $ 3,310,075
                                                      -----------   -----------
                                                      $23,121,488   $23,283,434
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,  MARCH 31,
            CAPITALIZATION AND LIABILITIES                 1994        1995
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,448,127  $ 5,455,090
  Preferred and preference stocks of Commonwealth
   Edison Company--
    Without mandatory redemption requirements.........     508,147      508,114
    Subject to mandatory redemption requirements......     292,163      292,163
  Long-term debt of subsidiary companies..............   7,453,206    7,374,370
                                                       -----------  -----------
                                                       $13,701,643  $13,629,737
                                                       -----------  -----------
Current Liabilities:
  Notes payable--bank loans........................... $     7,150  $     7,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     560,545      680,986
  Accounts payable....................................     350,958      302,314
  Accrued interest....................................     182,745      159,378
  Accrued taxes.......................................     206,973      314,023
  Dividends payable...................................     102,647      102,720
  Customer deposits...................................      44,514       43,881
  Other...............................................      85,845       88,948
                                                       -----------  -----------
                                                       $ 1,541,377  $ 1,699,400
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,383,347  $ 4,384,336
  Accumulated deferred investment tax credits.........     717,752      710,572
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     589,757      598,179
  Obligations under capital leases of subsidiary com-
   panies.............................................     433,184      440,288
  Regulatory liabilities..............................     699,426      702,581
  Other...............................................   1,055,002    1,118,341
                                                       -----------  -----------
                                                       $ 7,878,468  $ 7,954,297
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 19)
                                                       $23,121,488  $23,283,434
                                                       ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                      DECEMBER 31,   MARCH 31,
                                                          1994         1995
                                                      ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--214,340,067 shares and 214,522,949
    shares, respectively............................. $ 4,890,931   $ 4,895,105
  Preference stock expense of Commonwealth Edison
   Company...........................................      (3,775)       (3,776)
  Retained earnings..................................     560,971       563,761
                                                      -----------   -----------
                                                      $ 5,448,127   $ 5,455,090
                                                      -----------   -----------
Preferred and Preference Stocks of Commonwealth
 Edison Company--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957   $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par
     value--
     Outstanding--100,323 shares and 99,270 shares,
      respectively...................................       3,190         3,157
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding...........................         --            --
                                                      -----------   -----------
                                                      $   508,147   $   508,114
                                                      -----------   -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--3,113,205 shares................... $   309,964   $   309,964
    Current redemption requirements for preference
     stock included in current liabilities...........     (17,801)      (17,801)
                                                      -----------   -----------
                                                      $   292,163   $   292,163
                                                      -----------   -----------
Long-Term Debt of Subsidiary Companies:
  First mortgage bonds:
    Maturing 1995 through 1999--5 1/4% to 7%......... $   818,000   $   818,000
    Maturing 2000 through 2009--5.30% to 9 3/8%......   2,220,500     2,220,500
    Maturing 2010 through 2019--5.85% to 9 5/8%......   1,106,000     1,106,000
    Maturing 2020 through 2023--7 3/4% to 9 7/8%.....   1,870,000     1,870,000
                                                      -----------   -----------
                                                      $ 6,014,500   $ 6,014,500
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     112,593       112,465
  Pollution control obligations, due 2004 through
   2014--3.952% to 9 1/8%............................     337,200       337,200
  Other long-term debt...............................   1,451,449     1,441,909
  Deposit for retirement of long-term debt...........         --         (1,780)
  Current maturities of long-term debt included in
   current liabilities...............................    (395,554)     (464,325)
  Unamortized net debt discount and premium..........     (66,982)      (65,599)
                                                      -----------   -----------
                                                      $ 7,453,206   $ 7,374,370
                                                      -----------   -----------
                                                      $13,701,643   $13,629,737
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                             THREE MONTHS       TWELVE MONTHS
                                            ENDED MARCH 31     ENDED MARCH 31
                                         -------------------- -----------------
                                           1994       1995      1994     1995
                                         ---------  --------- -------- --------
                                                (THOUSANDS OF DOLLARS)
Balance at Beginning of Period.......... $ 549,152  $ 560,971 $822,419 $499,655
Add--Net income.........................    36,020     88,601   21,833  407,514
                                         ---------  --------- -------- --------
                                         $ 585,172  $ 649,572 $844,252 $907,169
                                         ---------  --------- -------- --------
Deduct--
   Cash dividends declared on common
    stock............................... $  85,518  $  85,811 $341,857 $342,853
   Other capital stock transactions--
    net.................................        (1)       --     2,740      555
                                         ---------  --------- -------- --------
                                         $  85,517  $  85,811 $344,597 $343,408
                                         ---------  --------- -------- --------
Balance at End of Period................ $ 499,655  $ 563,761 $499,655 $563,761
                                         =========  ========= ======== ========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                       MARCH 31               MARCH 31
                                  --------------------  ----------------------
                                    1994       1995        1994        1995
                                  ---------  ---------  -----------  ---------
                                           (THOUSANDS OF DOLLARS)
Cash Flow from Operating Activi-
 ties:
 Net income...................... $  36,020  $  88,601  $    21,833  $ 407,514
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization.   232,733    238,629      919,318    935,261
   Deferred income taxes and in-
    vestment tax credits--net....    (4,535)     9,945       95,859    140,761
   Equity component of allowance
    for funds used during
    construction.................    (7,356)    (2,093)     (25,248)   (17,364)
   Provisions for revenue refunds
    and related interest.........    16,770        --     1,310,210     20,779
   Revenue refunds and related
    interest.....................  (346,552)    15,115     (533,651)  (859,984)
   Recovery/(deferral) of regula-
    tory assets/deferred carrying
    charges--net.................     3,999      3,818     (429,748)    15,272
   Provisions/(payments) for
    liability for early
    retirement and separation
    costs--net...................    15,607        380       15,513     18,353
   Net effect on cash flows of
    changes in:
     Receivables.................   213,644      1,218      109,819    (98,211)
     Coal and fuel oil...........     2,772    (11,624)     149,505    (11,516)
     Materials and supplies......    (2,993)    13,607         (970)    34,702
     Accounts payable adjusted
      for nuclear fuel lease
      principal payments and
      early retirement and
      separation costs--net......   (52,450)    14,141      198,105    183,156
     Accrued interest and taxes..    50,724     83,683      (41,123)   103,490
     Other changes in certain
      current assets and
      liabilities................    19,220      5,485       33,785    (68,388)
   Other--net....................    39,232     80,740       97,111    174,833
                                  ---------  ---------  -----------  ---------
                                  $ 216,835  $ 541,645  $ 1,920,318  $ 978,658
                                  ---------  ---------  -----------  ---------
Cash Flow from Investing Activi-
 ties:
 Construction expenditures....... $(187,724) $(206,263) $  (830,479) $(758,218)
 Nuclear fuel expenditures.......   (48,749)   (38,857)    (209,131)  (247,372)
 Equity component of allowance
  for funds used during
  construction...................     7,356      2,093       25,248     17,364
 Contributions to nuclear
  decommissioning funds..........   (96,229)   (96,229)    (132,550)  (132,550)
 Investment in subsidiary compa-
  nies...........................       --         --           --         (49)
 Other cash investments and spe-
  cial deposits..................    71,649     (7,999)    (548,326)   542,339
                                  ---------  ---------  -----------  ---------
                                  $(253,697) $(347,255) $(1,695,238) $(578,486)
                                  ---------  ---------  -----------  ---------
Cash Flow from Financing Activi-
 ties:
 Issuance of securities--
  Long-term debt................. $  65,538  $  20,000  $ 1,618,079  $ 500,751
  Capital stock..................     1,035      4,159       80,278     84,162
 Retirement and redemption of
  securities--
  Long-term debt.................   (55,307)   (29,637)  (1,830,749)  (678,260)
  Capital stock..................       --         --       (92,969)   (17,709)
 Deposits and securities held
  for retirement and redemption
  of securities..................   (12,888)    (1,674)     462,976     14,405
 Premium paid on early redemp-
  tion of long-term debt.........      (500)       --       (69,895)    (4,064)
 Cash dividends paid on common
  stock..........................   (85,500)   (85,738)    (341,683)  (342,560)
 Proceeds from sale/leaseback of
  nuclear fuel...................   116,964    115,340      221,667    305,025
 Nuclear fuel lease principal
  payments.......................   (53,445)   (62,785)    (240,144)  (219,029)
 Increase in short-term
  borrowings.....................       150        --           500      1,050
                                  ---------  ---------  -----------  ---------
                                  $ (23,953) $ (40,335) $  (191,940) $(356,229)
                                  ---------  ---------  -----------  ---------
Increase (Decrease) in Cash and
 Temporary Cash Investments...... $ (60,815) $ 154,055  $    33,140  $  43,943
Cash and Temporary Cash
 Investments at Beginning of
 Period..........................   247,862     76,935      153,907    187,047
                                  ---------  ---------  -----------  ---------
Cash and Temporary Cash Invest-
 ments at End of Period.......... $ 187,047  $ 230,990  $   187,047  $ 230,990
                                  =========  =========  ===========  =========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  Corporate Structure and Basis of Presentation. Unicom was incorporated in January 1994, and became the parent corporation of ComEd and Unicom Enterprises in a corporate restructuring that became effective on September 1, 1994. Previously, Unicom Enterprises was a wholly-owned subsidiary of ComEd. The restructuring was accounted for by the pooling-of-interests method. Under this method, the assets, liabilities and ownership interests of each of the companies are combined at their existing recorded amounts as of the restructuring date, and the financial statements are presented herein as if the restructuring took place as of the earliest period shown. In the restructuring, each of the 214,185,572 outstanding shares of ComEd common stock, par value $12.50 per share, was converted into one fully paid and non-assessable share of Unicom common stock, without par value. ComEd, an electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary engaged, through Unicom Thermal, in energy service activities. Unicom Thermal will provide district cooling services to office and other buildings from central locations in the city of Chicago. Unicom Thermal expects to begin serving customers in the summer of 1995.

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

  Regulation. ComEd is subject to regulation as to accounting and ratemaking policies and practices by the ICC and FERC. ComEd's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with SFAS No. 71, Accounting for Certain Types of Regulation. Such effects concern mainly the time at which various items enter into the determination of net income in order to follow the principle of matching costs and revenues.

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected in base rates at December 31, 1994 and March 31, 1995 were as follows:

                                                         DECEMBER 31, MARCH 31,
                                                             1994        1995
                                                         ------------ ----------
                                                         (THOUSANDS OF DOLLARS)
Regulatory assets:
  Deferred income taxes (1).............................  $1,791,395  $1,774,416
  Deferred carrying charges (2).........................     422,966     419,705
  Nuclear decommissioning costs--Dresden Unit 1 (3).....     141,405     137,408
  Unamortized loss on reacquired debt (4)...............     176,128     172,106
  Other.................................................      72,376      71,565
                                                          ----------  ----------
                                                          $2,604,270  $2,575,200
                                                          ==========  ==========
Regulatory liabilities:
  Deferred income taxes (1).............................  $  650,813  $  648,288
  Other.................................................      48,613      54,293
                                                          ----------  ----------
                                                          $  699,426  $  702,581
                                                          ==========  ==========

- --------
(1) Recorded in compliance with SFAS No. 109. See Note 14 for additional information.
(2) Amortized over the remaining life of the Units.
(3) Amortized over the remaining life of Dresden station. See "Depreciation and Decommissioning" below for additional information.
(4) Amortized over the lives of the long-term debt issued to finance the reacquisition.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

For additional information related to deferred carrying charges, see "Deferred Carrying Charges" under the subcaption "Results of Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also "Deferred Unrecovered Energy Costs" below regarding the uniform fuel adjustment clause, the DOE assessment and coal reserves.

  If a portion of ComEd's operations was no longer subject to the provisions of SFAS No. 71 as a result of a change in regulation or the effects of competition, ComEd would be required to write off the related regulatory assets and liabilities. In addition, ComEd would be required to determine any impairment to other assets and write down the assets to their fair value.

  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was issued in March 1995 and will be effective on January 1, 1996, establishes accounting standards for the impairment of long-lived assets. The SFAS also requires that regulatory assets which are no longer probable of recovery through future revenue be charged to earnings. SFAS No. 121 is not expected to have an impact on ComEd's financial position or results of operations upon adoption.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. ComEd's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately 8.2 million as of December 31, 1994, approximately 8.1 million as of December 31, 1993 and approximately 8.2 million as of December 31, 1992. It includes the city of Chicago, an area of about 225 square miles with an estimated population of three million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended March 31, 1995. ComEd had approximately 3.4 million electric customers at March 31, 1995.

  Depreciation and Decommissioning. Depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at an average annual rate of 3.13% of average depreciable utility plant and equipment for the three months and twelve months ended March 31, 1994 and 1995. The annual rate for nuclear plant and equipment is 2.88%, which excludes separately collected decommissioning costs.

  Nuclear plant decommissioning costs are accrued over the expected service lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the useful life of each related generating station. The accrual for decommissioning is based on the prompt removal method authorized by the NRC guidelines. ComEd's twelve operating units have estimated remaining service lives ranging from 11 to 33 years. ComEd's first nuclear unit, Dresden Unit 1, is retired and will be dismantled upon the retirement of the remaining units at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs, including the cost of decontamination and dismantling but excluding a contingency allowance, are estimated to aggregate $3.5 billion in

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES current-year (1995) dollars. ComEd estimates that it will expend approximately $15 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by the external decommissioning trust funds which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations.

  On January 9, 1995, the ICC issued the Rate Order in the proceedings relating to ComEd's February 10, 1994 rate increase request. In the Rate Order, the ICC determined that ComEd's annual nuclear plant decommissioning cost collections from its ratepayers should be reduced from the $127 million previously authorized in the 1991 ICC rate order to $112.7 million. The $112.7 million annual collection amount primarily resulted from the ICC's decision to exclude from ComEd's costs subject to collection a contingency allowance. Contingency allowances used in decommissioning cost estimates provide for currently unforeseeable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the identifiable costs. However, the Rate Order established a rider which will allow annual adjustments to decommissioning cost collections outside of the context of a traditional rate proceeding. Such rider is intended to allow adjustments in decommissioning cost recoveries from ratepayers as changes in cost estimates become identifiable. On February 28, 1995, ComEd submitted its initial rider filing to the ICC to increase its annual collections to $113.5 million, primarily reflecting additional expenditures at Dresden Unit 1, its retired nuclear unit. The ICC approved the rider filing on April 19, 1995.

  As a result of the decommissioning rider filing, beginning May 2, 1995, the effective date of the order related to the rider filing, ComEd began collecting and accruing $113.5 million annually for decommissioning costs. The assumptions used to calculate the $113.5 million decommissioning cost accrual include: the decommissioning cost estimate of $3.5 billion in current-year (1995) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.30% and 6.26%, respectively, as well as an escalation rate for future decommissioning costs of 5.3%. The annual accrual of $113.5 million provided over the lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate approximately $15 billion.

  For the twelve operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of March 31, 1995, the total decommissioning costs included in the accumulated provision for depreciation were approximately $1,069 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at March 31, 1995 in current-year (1995) dollars of $238 million was recorded on the Consolidated Balance Sheets as a noncurrent liability and the unrecovered portion of the liability of approximately $137 million was recorded as a regulatory asset.

   Under Illinois law, decommissioning cost collections are required to be deposited in external trust funds; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining service lives of the nuclear plants. At March 31, 1995, the past accruals that are required to be contributed to the external trusts aggregate $134 million. The fair value of funds accumulated in the external trusts at March 31, 1995 was approximately $1,036 million which includes pre-tax unrealized appreciation of $52 million. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation. Such earnings on the external trust funds, which have been recorded as a component of depreciation

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES expense on the Statements of Consolidated Income, were $12,527,000 and $11,286,000 for the three months ended March 31, 1994 and 1995, respectively, and $44,573,000 and $36,278,000 for the twelve months ended March 31, 1994 and 1995, respectively.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are currently being recovered through the fuel adjustment clause. See Note 10 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the current interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $89,243,000 and $98,844,000 for the three months ended March 31, 1994 and 1995, respectively, and $386,282,000 and $367,628,000 for the twelve months ended March 31, 1994 and 1995, respectively.

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

  AFUDC. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 9.84% and 9.65% for the three months ended March 31, 1994 and 1995, respectively, and 9.95% and 9.80% for the twelve months ended March 31, 1994 and 1995, respectively. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $190,166,000 and $176,983,000 for the three months ended March 31, 1994 and 1995, respectively, and $787,589,000 and $716,527,000 for the twelve months ended March 31, 1994 and 1995, respectively.

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

  Deferred Unrecovered Energy Costs. The uniform fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES by the DOE to fund a portion of the cost for the decontamination and decommissioning of three nuclear enrichment facilities previously operated by the DOE. As of December 31, 1994 and March 31, 1995, an asset of approximately $191 million and $187 million, respectively, was recorded, of which the current portion of approximately $15 million has been included in current assets on the Consolidated Balance Sheets. As of December 31, 1994 and March 31, 1995, a corresponding liability of approximately $165 million was recorded in other noncurrent liabilities and approximately $15 million was recorded in other current liabilities.

  At December 31, 1994 and March 31, 1995, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $498 million and $489 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as the coal is used for the generation of electricity. ComEd expects to recover the costs of the coal reserves by the year 2007. However, ComEd is not earning a return on the expenditures for coal reserves prior to the coal reserves being used for the generation of electricity by including the coal reserves in rate base. Unrecovered fuel costs expected to be recovered within one year amounting to approximately $31 million and $26 million at December 31, 1994 and March 31, 1995, respectively, have been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. See Note 19 for additional information concerning ComEd's coal commitments.

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

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 1994 and 1995 was as follows:

                                     THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                          MARCH 31             MARCH 31
                                     -------------------  --------------------
                                       1994       1995      1994       1995
                                     ---------  --------  ---------  ---------
                                                 (THOUSANDS OF DOLLARS)
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount
    capitalized).................... $ 173,057  $162,739   $649,489   $635,339
   Income taxes (net of refunds).... $(133,389) $(30,421)  $(31,267)  $ 98,045
Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
 Capital lease obligations of
  subsidiary companies incurred..... $ 117,499  $116,810   $225,072   $309,028

  (2) SETTLEMENTS RELATING TO CERTAIN RATE MATTERS. Under the Rate Matters Settlement, effective as of November 4, 1993, ComEd reduced its rates by approximately $339 million annually and commenced refunding approximately $1.26 billion (including revenue taxes), plus interest at five percent on the unpaid balance, through temporarily reduced rates over an initial refund period which ended in November 1994 (followed by a reconciliation period of five months). ComEd had previously deferred the recognition of revenues during 1993 as a result of developments in the proceedings related to the 1991

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

ICC rate order, which resulted in a reduction to 1993 net income of approximately $160 million or $0.75 per common share. The recording of the effects of the Rate Matters Settlement in October 1993 reduced 1993 net income by approximately $292 million or $1.37 per common share, in addition to the approximately $160 million effect of the deferred recognition of revenues and after the partially offsetting effect of recording approximately $269 million or $1.26 per common share in deferred carrying charges, net of income taxes, authorized in the Remand Order. The deferred recognition of revenues was eliminated in October 1993 at the time the provisions for revenue refunds related to the Rate Matters Settlement, which reflected those deferred revenues, were recorded.

  Under the Fuel Matters Settlement, effective as of December 2, 1993, ComEd commenced paying approximately $108 million (including revenue taxes) to its customers through temporarily reduced collections under its fuel adjustment clause over a twelve-month period which ended in November 1994. The recording of the effects of the Fuel Matters Settlement in October 1993 reduced 1993 net income by approximately $62 million or $0.29 per common share.

  (3) OTHER RATE MATTERS. On January 9, 1995, the ICC issued the Rate Order in the proceedings relating to ComEd's February 10, 1994 rate increase request. The Rate Order provides, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates,
(ii) the collection of municipal franchise costs as an adder to base rates until May 1, 1995, when such costs will be collected prospectively on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 for information related to the level of decommissioning cost collections allowed in the Rate Order. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. Electric operating revenues of approximately $61 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court.

  (4) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At March 31, 1995, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at March 31, 1995 were: preference stock--23,423,205 shares; $1.425 convertible preferred stock-- 99,270 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  (5) COMMON STOCK. At March 31, 1995, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 3,817,118
      Employee Stock Purchase Plan.................................... 1,117,163
      Employee Savings and Investment Plan............................   480,403
                                                                       ---------
                                                                       5,414,684
                                                                       =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Common stock for the three months and twelve months ended March 31, 1994 and 1995 was issued as follows:

                                         THREE MONTHS ENDED TWELVE MONTHS ENDED
                                              MARCH 31           MARCH 31
                                         ------------------ -------------------
                                           1994     1995      1994      1995
                                         -------- --------- --------- ---------
  Shares of Common Stock Issued:
    Long-Term Incentive Plan............      --    182,882       --    182,882
    Employee Stock Purchase Plan........      --        --    268,594   305,205
    Employee Savings and Investment
     Plan...............................   38,000       --    138,700    47,400
    Conversion of $1.425 convertible
     preferred stock....................    5,750       --     27,072   179,291
    Conversion of warrants..............      198       --      1,411    13,076
                                         -------- --------- --------- ---------
                                           43,948   182,882   435,777   727,854
                                         ======== ========= ========= =========
                                                 (THOUSANDS OF DOLLARS)
  Amount of Common Stock Issued......... $  1,222 $   4,159 $  12,052 $  17,718
                                         ======== ========= ========= =========

  At December 31, 1994 and March 31, 1995, 83,751 and 83,305 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  (6) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended March 31, 1994. During the twelve months ended March 31, 1995, 3,000,000 shares of ComEd preference stock without mandatory redemption requirements were issued and no shares of ComEd preferred or preference stocks without mandatory redemption requirements were redeemed. The series of ComEd preference stock without mandatory redemption requirements outstanding at March 31, 1995 are summarized as follows:

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (7) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended March 31, 1994, 700,000 shares of ComEd preference stock subject to mandatory redemption requirements were issued. During the twelve months ended March 31, 1995, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at March 31, 1995 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(a)
- --------------  ----------- ------------ --------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
$8.20              285,705    $ 28,571   $103 through October 31, 1997; and $101 thereafter
$8.40 Series B     390,000      38,737   $101
$8.85              337,500      33,750   $103 through July 31, 1998; and $101 thereafter
$9.25              750,000      75,000   $103 through July 31, 1999; and $101 thereafter
$9.00              650,000      64,431   Non-callable
$6.875             700,000      69,475   Non-callable
                 ---------    --------
                 3,113,205    $309,964
                 =========    ========

- --------
(a) Per share plus accrued and unpaid dividends, if any.

  The annual sinking fund requirements and sinking fund and involuntary liquidation prices per share of the outstanding series of ComEd preference stock subject to mandatory redemption requirements are summarized as follows:

                                                              SINKING
                                                                FUND       INVOLUNTARY
         SERIES             ANNUAL SINKING FUND REQUIREMENT   PRICE(a) LIQUIDATION PRICE(a)
- ------------------------  ----------------------------------- -------  -------------------
$8.20                      35,715 shares                       $100         $100.00
$8.40 Series B             30,000 shares(b)                    $100         $ 99.326
$8.85                      37,500 shares                       $100         $100.00
$9.25                      75,000 shares                       $100         $100.00
$9.00                     130,000 shares beginning in 1996(b)  $100         $ 99.125
$6.875                                    (c)                  $100         $ 99.25

- --------
(a) Per share plus accrued and unpaid dividends, if any.
(b) ComEd has a non-cumulative option to increase the annual sinking fund payment on each sinking fund redemption date to retire an additional number of shares, not in excess of the sinking fund requirement, at the applicable redemption price.
(c) All shares are required to be redeemed on May 1, 2000.

  Annual remaining sinking fund requirements through 1999 on ComEd preference stock outstanding at March 31, 1995 will aggregate $17,822,000 in 1995, $30,822,000 in 1996, $30,822,000 in 1997, $30,822,000 in 1998 and $30,822,000
in 1999. During the twelve months ended March 31, 1994 and 1995, 1,834,025 shares and 177,085 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

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

  (8) LONG-TERM DEBT OF SUBSIDIARY COMPANIES. Sinking fund requirements and scheduled maturities remaining through 1999 for ComEd and the Indiana Company's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at March 31, 1995, after deducting deposits made for retirement of sinking fund debentures and sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1995-- $364,234,000; 1996--$331,384,000; 1997--$689,314,000; 1998--$350,017,000; and
1999--$152,445,000. Unicom Enterprises' note payable to bank of $20,000,000 will mature in 1997.

  At March 31, 1995, ComEd's outstanding first mortgage bonds maturing through 1999 were as follows:

                 SERIES                                      PRINCIPAL AMOUNT
      ---------------------------                         ----------------------
                                                          (THOUSANDS OF DOLLARS)
      6 1/8% due May 15, 1995............................        $103,000
      5 1/4% due April 1, 1996...........................          50,000
      5 3/4% due November 1, 1996........................          50,000
      5 3/4% due December 1, 1996........................          50,000
      7% due February 1, 1997............................         150,000
      5 3/8% due April 1, 1997...........................          50,000
      6 1/4% due October 1, 1997.........................          60,000
      6 1/4% due February 1, 1998........................          50,000
      6% due March 15, 1998..............................         130,000
      6 3/4% due July 1, 1998............................          50,000
      6 3/8% due October 1, 1998.........................          75,000
                                                                 --------
                                                                 $818,000
                                                                 ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at March 31, 1995 is summarized as follows:

                                    PRINCIPAL
          DEBT SECURITY               AMOUNT                 INTEREST RATE PROVISIONS
- ----------------------------------  ---------- -----------------------------------------------------
                                    (THOUSANDS
                                        OF
                                     DOLLARS)
ComEd--
 Notes:
 Medium Term Notes, Series 1N due
  various dates through
  April 1, 1998                     $   50,500 Interest rates ranging from 9.40% to 9.65%
 Medium Term Notes, Series 2N due
  various dates through
  July 1, 1996                          17,500 Interest rates ranging from 9.80% to 9.874%
 Medium Term Notes, Series 3N due
  various dates through October
  15, 2004                             322,250 Interest rates ranging from 8.92% to 9.20%
 Medium Term Notes, Series 4N due
  various dates through
  May 15, 1997                          46,000 Interest rates ranging from 8.11% to 8.875%
 Notes due July 15, 1995               100,000 Fixed interest rate of 5.50%
 Notes due February 15, 1997           150,000 Fixed interest rate of 7.00%
 Notes due July 15, 1997               100,000 Fixed interest rate of 6.50%
 Notes due October 15, 2005            235,000 Fixed interest rate of 6.40%
                                    ----------
                                    $1,021,250
                                    ----------
 Long-Term Notes Payable to Banks:
 Notes due July 31, 1995            $  150,000 Prevailing interest rate of 6.75% at March 31, 1995
 Note due January 9, 1996              100,000 Prevailing interest rate of 6.6875% at March 31, 1995
 Note due June 1, 1997                 150,000 Prevailing interest rate of 6.625% at March 31, 1995
                                    ----------
                                    $  400,000
                                    ----------
 Purchase Contract Obligations:
 Woodstock due January 2, 1997      $      186 Fixed interest rate of 4.50%
 Hinsdale due April 30, 2005               473 Fixed interest rate of 3.00%
                                    ----------
                                    $      659
                                    ----------
 Total ComEd                        $1,421,909
Unicom Enterprises--
 Note Payable to Bank:
 Note due November 22, 1997             20,000 Prevailing interest rate of 7.1479% at March 31, 1995
                                    ----------
 Total Unicom                       $1,441,909
                                    ==========

  Long-term debt maturing within one year has been included in current liabilities.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  (9) LINES OF CREDIT. ComEd had total bank lines of credit of approximately $922 million and unused bank lines of credit of approximately $915 million at March 31, 1995. Of that amount, $915 million (of which $175 million expires on October 2, 1995, $72 million expires in equal quarterly installments commencing on December 31, 1996 and ending on September 30, 1998 and $668 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES dependent upon ComEd's credit ratings, or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to $915 million of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire in 1997 of which $180 million was unused as of March 31, 1995. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds.

  (10) DISPOSAL OF SPENT NUCLEAR FUEL. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998; however, this delivery schedule is expected to be delayed significantly. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and the related interest is reflected in the Consolidated Balance Sheets.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Investments. Securities included in nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee, is based on published market data. The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation (only the realized portion prior to January 1, 1994), for the three months and twelve months ended March 31, 1994 and 1995 were as follows:

                                   THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                        MARCH 31               MARCH 31
                                   --------------------  ----------------------
                                     1994       1995       1994        1995
                                   ---------  ---------  ---------  -----------
                                            (THOUSANDS OF DOLLARS)
Gross proceeds from sales of se-
 curities........................  $ 177,660  $ 618,607  $ 450,061  $ 1,252,314
Less cost based on specific iden-
 tification......................   (173,574)  (618,654)  (436,755)  (1,256,776)
                                   ---------  ---------  ---------  -----------
Realized gains (losses) on sales
 of securities...................  $   4,086  $     (47) $  13,306  $    (4,462)
Other realized fund earnings net
 of expenses.....................      8,441     11,333     31,267       40,740
                                   ---------  ---------  ---------  -----------
Total realized net earnings of
 the funds.......................  $  12,527  $  11,286  $  44,573  $    36,278
Unrealized gains (losses)........    (44,210)    47,836    (24,168)      34,098
                                   ---------  ---------  ---------  -----------
 Total net earnings (losses) of
  the funds......................  $ (31,683) $  59,122  $  20,405  $    70,376
                                   =========  =========  =========  ===========

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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks and long-term debt of subsidiary companies, including the current portions thereof, have been obtained from an independent consultant. Estimated fair values exclude accrued interest and preferred and preference stock dividends. Long-term notes payable to banks in the amounts of $400 million and $420 million at December 31, 1994 and March 31, 1995, respectively, for which interest is paid at prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portions of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of December 31, 1994 and March 31, 1995; therefore, the carrying value is equal to the fair value.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Estimated Fair Values of Financial Instruments. The estimated fair values of financial instruments other than those instruments reflected in the consolidated financial statements at cost which approximates fair value, as of December 31, 1994 and March 31, 1995, were as follows:

                                DECEMBER 31, 1994                   MARCH 31, 1995
                         --------------------------------- --------------------------------
                                    UNREALIZED
                                      GAINS                           UNREALIZED
                         COST BASIS  (LOSSES)   FAIR VALUE COST BASIS   GAINS    FAIR VALUE
                         ---------- ----------  ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
Nuclear Decommissioning
 Funds:
  Short-term
   investments.......... $   65,203 $     106   $   65,309 $   71,228  $    139  $   71,367
  U.S. Government and
   Agency issues........     94,450      (562)      93,888    116,629     3,259     119,888
  Municipal bonds.......    478,074    (7,301)     470,773    458,144    13,732     471,876
  Common stock..........    220,395     9,069      229,464    320,340    31,001     351,341
  Other.................     18,788     2,722       21,510     18,084     3,740      21,824
                         ---------- ---------   ---------- ----------  --------  ----------
                         $  876,910 $   4,034   $  880,944 $  984,425  $ 51,871  $1,036,296
                         ========== =========   ========== ==========  ========  ==========
                                DECEMBER 31, 1994                   MARCH 31, 1995
                         --------------------------------- --------------------------------
                          CARRYING  UNREALIZED              CARRYING  UNREALIZED
                           VALUE     (GAINS)    FAIR VALUE   VALUE     (GAINS)   FAIR VALUE
                         ---------- ----------  ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
Capitalization
 (including current
 portion):
  Preferred and
   preference stocks
   of Commonwealth
   Edison Company....... $  818,111 $ (64,443)  $  753,668 $  818,078  $(32,109) $  785,969
  Long-term debt of
   subsidiary companies. $7,448,236 $(450,429)  $6,997,807 $7,419,968  $(97,662) $7,322,306

  At March 31, 1995, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                                 COST     FAIR
                                                                BASIS    VALUE
                                                               -------- --------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
      Within 1 year........................................... $ 71,228 $ 71,367
      1 through 5 years.......................................   50,538   50,923
      5 through 10 years......................................  218,398  226,608
      Over 10 years...........................................  319,421  327,992

  (12) PENSION BENEFITS. ComEd and the Indiana Company have non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The December 31, 1994 and March 31, 1995 pension liabilities and related data were estimated pending completion of the January 1, 1995 actuarial valuation.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  During 1994, the companies implemented an early retirement program for employees eligible to retire or who would become eligible to retire after December 31, 1993 and before April 1, 1995. During the first quarter of 1995, 8 employees accepted the program, resulting in the recognition of an additional $380,000 of pension cost in the three months ended March 31, 1995. By the end of March 1995, a total of 679 employees accepted the program, resulting in the recognition of approximately $34 million of additional pension cost and an additional increase to the projected benefit obligation of that $34 million and $41 million of unrecognized net loss. The total charge to income was approximately $20.5 million after reflecting income tax effects.

  The funded status of these plans at December 31, 1994 and March 31, 1995 was as follows:

                                                       DECEMBER 31,   MARCH 31,
                                                           1994         1995
                                                       ------------  -----------
                                                        (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
  Vested benefit obligation..........................  $(2,071,000)  $(2,097,000)
  Nonvested benefit obligation.......................     (442,000)     (448,000)
                                                       -----------   -----------
  Accumulated benefit obligation.....................  $(2,513,000)  $(2,545,000)
  Effect of projected future compensation levels.....     (423,000)     (428,000)
                                                       -----------   -----------
  Projected benefit obligation.......................  $(2,936,000)  $(2,973,000)
Fair value of plan assets, invested primarily in U.S.
 Government, government-sponsored corporation and
 agency securities, fixed income funds, registered
 investment companies, equity index funds and other
 equity funds........................................    2,547,000     2,672,000
                                                       -----------   -----------
Plan assets less than projected benefit obligation...  $  (389,000)  $  (301,000)
Unrecognized prior service cost......................       22,000        22,000
Unrecognized transition asset........................     (155,000)     (152,000)
Unrecognized net loss................................      226,000       119,000
                                                       -----------   -----------
  Accrued pension liability..........................  $  (296,000)  $  (312,000)
                                                       ===========   ===========

  The assumed discount rate was 8.0% at December 31, 1994 and March 31, 1995, and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

  Pension costs were determined under the rules prescribed by SFAS No. 87, including the use of the projected unit credit actuarial cost method and the following actuarial assumptions for periods during 1993, 1994 and 1995:

                                                               1993  1994  1995
                                                               ----- ----- -----
Annual discount rate.......................................... 7.50% 7.50% 8.00%
Annual rate of increase in future compensation levels......... 4.00% 4.00% 4.00%
Annual long-term rate of return on plan assets................ 9.50% 9.50% 9.75%

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months and twelve months ended March 31, 1994 and 1995 were as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    --------------------  --------------------
                                      1994       1995       1994       1995
                                    ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Service cost....................... $  25,000  $  21,000  $  96,000  $  93,000
Interest cost on projected benefit
 obligation........................    54,000     57,000    206,000    216,000
Actual loss (return) on plan as-
 sets..............................    80,000   (167,000)  (105,000)  (208,000)
Early retirement program cost......    16,000        --      16,000     18,000
Net amortization and deferral......  (147,000)   104,000   (148,000)   (53,000)
                                    ---------  ---------  ---------  ---------
                                    $  28,000  $  15,000  $  65,000  $  66,000
                                    =========  =========  =========  =========

  In addition, an employee savings and investment plan is available to certain eligible employees of ComEd, Cotter, Unicom Thermal and the Indiana Company. Each participating employee may contribute up to 20% of such employee's base pay and the participating companies match such contribution equal to 70% of up to the first 5% of contributed base salary. The participating companies' contributions were $6,086,000 and $6,475,000 for the three months ended March 31, 1994 and 1995, respectively, and $23,053,000 and $23,214,000 for the twelve months ended March 31, 1994 and 1995, respectively.

  (13) POSTRETIREMENT HEALTH CARE BENEFITS. ComEd and the Indiana Company provide certain postretirement health care benefits for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Substantially all of the employees become eligible for postretirement health care benefits when they reach retirement age while working for the companies. ComEd and the Indiana Company fund the liability for postretirement health care benefits through a trust fund based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The December 31, 1994 and March 31, 1995 postretirement health care liabilities and related data were estimated pending completion of the January 1, 1995 actuarial valuation.

  The funded status of the plan at December 31, 1994 and March 31, 1995 was as follows:

                                                       DECEMBER 31,   MARCH 31,
                                                           1994         1995
                                                       ------------  -----------
                                                        (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated postretirement
 health care obligation:
  Retirees...........................................  $  (524,000)  $  (534,000)
  Active fully eligible participants.................       (7,000)       (8,000)
  Other participants.................................     (560,000)     (571,000)
                                                       -----------   -----------
  Accumulated benefit obligation.....................  $(1,091,000)  $(1,113,000)
Fair value of plan assets, invested primarily in S&P
 500 common stocks and U.S. Government and listed
 corporate obligations...............................      503,000       528,000
                                                       -----------   -----------
Plan assets less than accumulated postretirement
 health care obligation..............................  $  (588,000)  $  (585,000)
Unrecognized transition obligation...................      531,000       524,000
Unrecognized net gain................................      (61,000)      (85,000)
                                                       -----------   -----------
Accrued liability for postretirement health care.....  $  (118,000)  $  (146,000)
                                                       ===========   ===========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  For 1994 and 1995, different health care cost trends are used for pre-Medicare and post-Medicare expenses. Pre-Medicare trend rates are 14% for 1994 grading down in 0.5% annual increments to 5%. Post-Medicare trend rates are 11.5% for 1994 grading down in 0.5% annual increments to 5%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement health care obligation at January 1, 1995 by approximately $197 million and increase the aggregate of the service and interest cost components of plan costs by approximately $7 million for the three months ended March 31, 1995 and $29 million for the twelve months ended March 31, 1995. The assumed discount rate used was 8.0% at December 31, 1994 and March 31, 1995 and for the three months ended March 31, 1995, and was 7.5% for the years 1994 and 1993. The annual long-term rate of return on plan assets was 9.5% for the years 1993 and 1994, or 9.1% for the year 1993 and 9.04% for the year 1994, after including income tax effects, and was 9.75%, or 9.32% after including income tax effects for the three months ended March 31, 1995.

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months and twelve months ended March 31, 1994 and 1995 were as follows:

                                          THREE MONTHS        TWELVE MONTHS
                                         ENDED MARCH 31       ENDED MARCH 31
                                        ------------------  ------------------
                                          1994      1995      1994      1995
                                        --------  --------  --------  --------
                                              (THOUSANDS OF DOLLARS)
Service cost........................... $ 12,000  $ 11,000  $ 45,000  $ 46,000
Interest cost on accumulated benefit
 obligation............................   20,000    21,000    75,000    82,000
Actual loss (return) on plan assets....   15,000   (35,000)   (8,000)  (41,000)
Amortization of transition obligation..    7,000     7,000    28,000    29,000
Other..................................  (25,000)   24,000   (26,000)      --
                                        --------  --------  --------  --------
                                        $ 29,000  $ 28,000  $114,000  $116,000
                                        ========  ========  ========  ========

  (14) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1994 and March 31, 1995 were as follows:

                                                       DECEMBER 31, MARCH 31,
                                                           1994        1995
                                                       ------------ ----------
                                                       (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
  Accelerated cost recovery and liberalized deprecia-
   tion, net of removal costs.........................  $3,266,930  $3,296,156
  Overheads capitalized...............................     266,159     263,174
  Repair allowance....................................     210,655     208,161
  Regulatory assets recoverable through future rates..   1,791,395   1,774,416
Deferred income tax assets:
  Postretirement health care benefits.................    (177,991)   (186,726)
  Unbilled revenues...................................     (90,396)    (95,310)
  Loss carryforward...................................     (10,090)        --
  Alternative minimum tax.............................    (283,331)   (275,143)
  Unamortized investment tax credits to be settled
   through future rates...............................    (471,058)   (466,338)
  Other regulatory liabilities to be settled through
   future rates.......................................    (179,755)   (181,950)
  Other--net..........................................     (59,528)    (71,625)
                                                        ----------  ----------
Net deferred income tax liability.....................  $4,262,990  $4,264,815
                                                        ==========  ==========

The $2 million increase in the net deferred income tax liability from December 31, 1994 to March 31, 1995 is comprised of $16 million of deferred income tax expense and a $14 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months and twelve months ended March 31, 1994 and 1995 were as follows:

                                           THREE MONTHS       TWELVE MONTHS
                                          ENDED MARCH 31     ENDED MARCH 31
                                          ----------------  ------------------
                                           1994     1995      1994      1995
                                          -------  -------  --------  --------
                                               (THOUSANDS OF DOLLARS)
Operating income:
  Current income taxes................... $35,360  $64,981  $(43,639) $187,963
  Deferred income taxes..................     393   16,800   127,587   184,808
  Investment tax credits deferred--net...  (7,224)  (7,179)  (29,333)  (28,712)
Other (income) and deductions............   2,627     (227)  (22,937)  (25,352)
                                          -------  -------  --------  --------
Net income taxes charged to continuing
 operations.............................. $31,156  $74,375  $ 31,678  $318,707
                                          =======  =======  ========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1994 and 1995:

                                        THREE MONTHS        TWELVE MONTHS
                                       ENDED MARCH 31       ENDED MARCH 31
                                      -----------------  --------------------
                                       1994      1995      1994       1995
                                      -------  --------  ---------  ---------
                                             (THOUSANDS OF DOLLARS)
Net income........................... $36,020  $ 88,601  $  21,833  $ 407,514
Net income taxes charged to continu-
 ing operations......................  31,156    74,375     31,678    318,707
Provision for dividends on preferred
 and preference stocks of
 Commonwealth Edison Company.........  15,545    16,908     64,961     66,291
                                      -------  --------  ---------  ---------
Pre-tax income before provision for
 dividends on preferred and prefer-
 ence stocks of Commonwealth Edison
 Company............................. $82,721  $179,884  $ 118,472  $ 792,512
                                      =======  ========  =========  =========
Effective income tax rate............    37.7%     41.3%      26.7%      40.2%
                                      =======  ========  =========  =========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 1994 and 1995 were as follows:

                                           THREE MONTHS       TWELVE MONTHS
                                          ENDED MARCH 31      ENDED MARCH 31
                                         ----------------  --------------------
                                          1994     1995      1994       1995
                                         -------  -------  ---------  ---------
                                               (THOUSANDS OF DOLLARS)
Federal income taxes computed at statu-
 tory rate.............................  $28,952  $62,959  $  41,465  $ 277,379
Equity component of AFUDC which was ex-
 cluded from taxable income............   (2,575)    (733)    (8,837)    (6,077)
Amortization of investment tax credits.   (7,223)  (7,179)   (29,344)   (28,766)
State income taxes, net of federal in-
 come taxes............................    5,001   10,396     11,131     45,535
Differences between book and tax ac-
 counting, primarily property-related
 deductions............................    6,285    8,498     12,217     28,750
Other--net.............................      716      434      5,046      1,886
                                         -------  -------  ---------  ---------
Net income taxes charged to continuing
 operations............................  $31,156  $74,375  $  31,678  $ 318,707
                                         =======  =======  =========  =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Current federal income tax liabilities were recorded that include excess amounts of AMT over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. The excess amounts of AMT can be carried forward indefinitely as a credit against future years' regular federal income tax liabilities.

  (15) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1994 and 1995 were as follows:

                                         THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                              MARCH 31            MARCH 31
                                         ------------------- -------------------
                                           1994      1995      1994      1995
                                         --------- --------- --------- ---------
                                                 (THOUSANDS OF DOLLARS)
Illinois public utility revenue......... $  52,543 $  56,178 $ 197,738 $ 214,899
Illinois invested capital...............    27,412    27,297   110,254   109,258
Municipal utility gross receipts........    35,339    38,045   111,424   147,716
Real estate.............................    44,631    46,831   165,701   182,422
Municipal compensation..................    17,725    17,790    57,349    72,712
Other--net..............................    22,423    23,792    69,651    70,705
                                         --------- --------- --------- ---------
                                         $ 200,073 $ 209,933 $ 712,117 $ 797,712
                                         ========= ========= ========= =========

  (16) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. On November 23, 1993, ComEd consolidated its nuclear fuel lease arrangements into a new arrangement. Under the new arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million (consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes) to finance the transactions. The commercial paper/bank borrowing portion currently will expire on November 23, 1996, but ComEd plans to ask for an extension of the expiration date. At March 31, 1995, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $670 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at March 31, 1995 for capital leases are estimated to aggregate $760 million, including $198 million in 1995 (after deducting $73 million for the first three months of 1995), $237 million in 1996, $125 million in 1997, $86 million in 1998, $47 million in 1999 and $67 million in 2000-2043. The estimated interest component of such rental payments aggregates $88 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $147 million and $199 million at December 31, 1994 and March 31, 1995, respectively.

  Future minimum rental payments at March 31, 1995 for operating leases are estimated to aggregate $149 million, including $5 million in 1995, $10 million in 1996, $10 million in 1997, $9 million in 1998, $9 million in 1999 and $106 million in 2000-2024.

  (17) INVESTMENTS IN URANIUM-RELATED PROPERTIES. In May 1994, ComEd recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced net income for the twelve months ended March 31, 1995 by approximately $34 million or $0.16 per common share.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (18) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad-Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment, operation or maintenance accounts and provides its own financing. At March 31, 1995, for its share of ownership in the station, ComEd had an investment of $542 million in production and transmission plant in service (before reduction of $175 million for the related accumulated provision for depreciation) and $77 million in construction work in progress.

  (19) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $1,170 million at March 31, 1995, comprised of approximately $1,157 million for ComEd and the Indiana Company and approximately $13 million for Unicom Thermal. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments.

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

  ComEd also is a member of NEIL, which provides insurance coverage against the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million occurring at nuclear stations. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident under the replacement power coverage and the property damage coverage. However, ComEd could be subject to maximum assessments, in any policy year, of approximately $29 million and $89 million in the event losses exceed accumulated reserve funds under the replacement power and property damage coverages, respectively.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities and as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1995) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been recorded as of December 31, 1994 and March 31, 1995, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1994 and March 31, 1995, a reserve of $8 million has been recorded, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  The Clean Air Amendments require reductions in sulfur dioxide emissions from ComEd's Kincaid station. The Clean Air Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide have been issued by the U.S. EPA based largely on historical levels of sulfur dioxide emissions. These allowances are transferable and marketable. ComEd's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on ComEd and the Indiana Company's

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

ability to acquire additional allowances or to reduce emissions below otherwise allowable levels from their existing generating plants. In addition, the Clean Air Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. ComEd's Clean Air Compliance Plan for Kincaid station was approved by the ICC on July 8, 1993. In late 1993, however, a federal court declared the Illinois law under which the approval was received to be unconstitutional and compliance plans prepared and approved in reliance on the law to be void. In January 1995, the federal court's decision was affirmed by the U.S. Court of Appeals and Illinois has decided to not pursue further appeals. ComEd is currently burning low sulfur coal at Kincaid station to meet Clean Air Act Phase I requirements. ComEd will determine future compliance plans for Kincaid station as necessary.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  On September 1, 1994, a corporate restructuring took place in which Unicom became the parent holding company of ComEd and Unicom Enterprises, an unregulated subsidiary engaged, through a subsidiary, in energy service activities. The purpose of the restructuring was, in part, to permit Unicom Enterprises to engage in energy service activities without the prior approval of, or being regulated by, the ICC, in part to permit timely responses to competitive activities which could adversely affect ComEd's utility business and in part to permit Unicom to take advantage of unregulated business opportunities.

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

LIQUIDITY AND CAPITAL RESOURCES

                              UTILITY OPERATIONS

  Capital Budgets. ComEd and its electric utility subsidiary, the Indiana Company, have a construction program for the three-year period 1995-97 which consists principally of improvements to ComEd's and the Indiana Company's existing nuclear and other electric production, transmission and distribution facilities. It does not include funds (other than for planning) to add new generating capacity to ComEd's system. The program, as approved by Unicom and ComEd in December 1994, calls for electric plant and equipment expenditures of approximately $2,750 million (excluding nuclear fuel expenditures of approximately $800 million). It is estimated that such construction expenditures, with cost escalation computed at 3.5% annually, will be as follows:

                                                           1995 1996 1997 TOTAL
                                                           ---- ---- ---- ------
                                                           (MILLIONS OF DOLLARS)
   Production............................................. $415 $395 $360 $1,170
   Transmission and Distribution..........................  410  445  455  1,310
   General................................................   95   90   85    270
                                                           ---- ---- ---- ------
       Total.............................................. $920 $930 $900 $2,750
                                                           ==== ==== ==== ======

  In October 1994, ComEd made a commitment to provide for the replacement of the steam generators at its Braidwood Unit 1 and Byron Unit 1 nuclear generating plants, for service in the years 1998 and 1999, respectively, at a total estimated cost of approximately $470 million. Approximately $170 million of this estimated cost is included in the construction expenditures shown above. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," herein for additional information.

  ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity or through equivalent purchased power or demand-side management resources, in 1997 and each year thereafter through the year 2000. The projected resource needs reflect the current planning reserve margin recommendations of MAIN, the reliability council of which ComEd is a member. ComEd's forecasts indicate that the need for additional resources during this period would exist only during the summer months. ComEd does not expect to make expenditures for additional capacity to the extent the need for capacity can be met through cost-effective demand-side management resources, non-utility generation or other power purchases. Based on current market information, ComEd believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases, could be obtained sufficient to meet forecasted requirements through the year 2000.

  ComEd's construction program will be reviewed and modified as necessary to adapt to changing economic conditions, rate levels and other relevant factors including changing business and legal needs and requirements. ComEd cannot anticipate all such possible needs and requirements. ComEd has not budgeted for a number of projects, particularly at generating stations, which could be required, but which ComEd does not expect to be required during the budget period. In particular, ComEd has not budgeted for the construction of scrubbers at its Kincaid station or for the replacement of major amounts of piping at its boiling water reactor nuclear stations. While regulatory needs in particular are more likely, on balance, to require increases in construction expenditures than decreases, financial constraints may require compensating or greater reductions in other construction expenditures. See "Regulation" below and "Part
II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," herein for additional information.

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $1,157 million at March 31, 1995. In addition, ComEd has substantial commitments for the purchase of coal as indicated in the following table.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1995-2007    $1,092
      Decker Coal Co. .................................. 1995-2015    $  796
      Big Horn Coal Co. ................................ 1998         $   21
      Other commitments................................. 1995-1996    $   20

     --------
     (1) Estimated costs in millions of dollars FOB mine. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Results of Operations" below and Notes 1 and 19 of Notes to Financial Statements.

  Capital Resources. ComEd has forecast that internal sources will provide more than three-fourths of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities (the annual sinking fund requirements for ComEd preference stock and for ComEd and the Indiana Company long-term debt are summarized in Notes 7 and 8, respectively, of Notes to Financial Statements). The forecast assumes the rate levels reflected in the Rate Order remain in effect.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. ComEd has approximately $915 million of unused bank lines of credit at March 31, 1995 which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon ComEd's credit ratings or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 9 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months and twelve months ended March 31, 1995.

  During the first three months of 1995, ComEd sold and leased back approximately $115,340,000 of nuclear fuel through its existing nuclear fuel lease.

  As of May 9, 1995, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $805 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  Financial Condition. ComEd's financial condition will continue to depend on its ability to generate revenues to cover its costs and to maintain adequate debt and preferred and preference stock coverages and common stock equity earnings. ComEd has no significant revenues other than from the sale of electricity. ComEd's management recognizes that competitive and regulatory circumstances in Illinois may limit its ability to raise its rates. Consequently, ComEd's financial condition will be affected by, and ComEd's management is addressing, actions to maintain and increase sales, to control operating and capital expenditures and to anticipate competitive activities. See "Regulation" below.

  During the past several years, ComEd has instituted cost reduction plans including various workforce reductions. ComEd reached agreement in August 1993 with its unions regarding certain cost reduction actions. The agreement provided for a wage freeze until April 1, 1994, changes to reduce health care plan costs, increased use of part-time employment and changes in holiday provisions. The agreement also included a continuation of negotiations relative to other issues. ComEd and union representatives reached agreement in February 1994 and announced an offer of a voluntary early retirement program. This program was available to ComEd and the Indiana Company management, non-union and union employees eligible to retire or who became eligible to retire after December 31, 1993 and before April 1, 1995. The charge to income related to the program for the three months ended March 31, 1995 was approximately $229,000 (net of income tax effects) related to employees who accepted the program during that period. In total, approximately $20.5 million (net of income tax effects) was charged to income as a result of the program.

  ComEd has also examined, and is continuing to examine, the possibility of disposing of one or more of its fossil generating stations to a third party or parties and entering into a long-term power purchase arrangement. Such examination is focusing on the alternatives for structuring such a transaction, the willingness of third parties to undertake it and the economics of the transaction. If a suitable structure and economics can be achieved, any such transaction would be subject to the negotiation of definitive agreements and regulatory approvals.

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

  On October 27, 1993, Standard & Poor's changed its "outlook" on ComEd's ratings from stable to negative as part of its larger assessment of the electric utility industry. In May 1995, Standard & Poor's affirmed its ratings of ComEd's securities, with its ratings "outlook" remaining negative. In December 1993, Moody's and Duff & Phelps affirmed their ratings of ComEd's securities, and Moody's ratings outlook on ComEd remained stable. See "Part II,
Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom's Annual Report on Form 10-K for the year ended December 31, 1994, for additional information regarding ComEd's securities ratings.

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

  The market in which electric utilities like ComEd operate has become more competitive as a result of technological and regulatory changes and many observers believe competition will intensify. Self-generation can be economical for certain customers, depending on how and when they use electricity and other customer-specific considerations. A number of competitors are currently seeking to identify and do business with those customers. In addition, suppliers of other forms of energy are increasingly competing to supply energy needs which historically were supplied primarily or exclusively by electricity.

  The Energy Policy Act of 1992 will likely have a significant effect on companies engaged in the generation, transmission, distribution, purchase and sale of electricity. This Act, among other things, expands the authority of the FERC to order electric utilities to transmit or "wheel" wholesale power for others, and facilitates the creation of non-utility electric generating companies. Although ComEd cannot now predict the full impact of this Act, it will likely create and increase competition to supply the power needs of large users of electricity.

  In March 1995, the FERC issued a Notice of Proposed Rulemaking to encourage a more competitive wholesale electric power market. The proposal addresses both open access transmission issues and stranded investment costs. The FERC is seeking comments and replies on its proposal.

  ComEd is facing increased competition from several non-utility businesses which seek to provide energy services to users of electricity, especially larger customers such as industrial, commercial and wholesale customers. Such suppliers include independent power producers and unregulated energy services companies. In this regard, natural gas utilities operating in ComEd's service area have established subsidiary ventures to provide heating, ventilating and air conditioning services, attempting to attract ComEd's customers. Also, several utilities in the United States have established unregulated energy services subsidiaries which pursue business opportunities outside of the utilities' regular service areas. In addition, cogeneration and energy services companies have begun soliciting ComEd's customers to provide alternatives to using ComEd's electricity. In October 1993, the ICC granted ComEd the authority to negotiate special discount contract rates with new or existing industrial customers for up to a total of 400 megawatts of added load, where the customers would not have chosen service from ComEd for the increased load in the absence of the discount rates. In addition, in June 1994, the ICC granted ComEd the authority to negotiate special discount contract rates with up to 25 of its largest existing customers, where such contracts would be necessary to retain the customers' existing load on ComEd's system.

  ComEd recently negotiated amendments to existing contracts with three of its wholesale municipal customers, which extended the contracts for an additional ten-year period past the 1997 expiration dates. ComEd was one of a number of bidders for providing service to these customers. The contracts became effective upon FERC approval.

  In 1994, the ICC formed a task force for the purpose of conducting a broad-based and open examination of the expanding presence of market components within the electric utility industry. Participants from more than 40 organizations, including representatives from the electric utility industry (including ComEd), met to examine three broad issues: effects of regulation, competition and future regulatory and legislative changes. In May 1995, the task force issued its report sharing the views of the participants on the issues.

  There also exists the possibility of legislation being introduced in the Illinois General Assembly suggesting changes in the regulatory framework under which Illinois electric utilities operate. ComEd is aware of discussions regarding proposals that include structures for forms of retail wheeling of power and alternative rate regulation. ComEd cannot predict whether, or in what form, any such proposals might be introduced or what, if anything, or when something might be enacted. Retail wheeling, if enacted, could adversely affect the ability of ComEd to recover certain of its investment in generation, transmission and distribution equipment. See "Regulation" and "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 54.2% at March 31, 1995 from 54.6% at December 31, 1994. This decrease is related primarily to the increase in current maturities of long-term debt reclassified to current liabilities.

                             UNREGULATED OPERATIONS

  Unicom Enterprises intends, through subsidiaries, to engage in energy-related businesses which will not be subject to utility regulation by state or federal agencies. As of March 31, 1995, Unicom Enterprises had one subsidiary, Unicom Thermal, which will provide district cooling services to office and other buildings from central locations in the city of Chicago. District cooling involves, in essence, the production of chilled water at a central location and its circulation from such location to customers' buildings in a closed circuit of piping. Such water is used to chill air in customers' air conditioning systems without the use of CFCs. As a result of the Clean Air Amendments, the manufacture and use of CFCs will be curtailed, commencing in 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as district cooling. Unicom Thermal and the city of Chicago have entered into a non-exclusive franchise agreement. Unicom Thermal is currently a development stage enterprise and, as such, has generated no sales revenues. Unicom Thermal has secured several long-term contracts and expects to begin serving customers in the summer of 1995. Unicom Thermal is in the process of negotiating with additional potential customers.

  Capital Budgets. Unicom Thermal has forecasted capital expenditures for the years 1995-97 of approximately $95 million, primarily representing the construction costs of its district cooling facilities and piping system. Construction of its first district cooling facility is expected to be completed by May 1995 and is expected to cost approximately $30 million. As of March 31, 1995, Unicom Thermal's purchase commitments, principally related to construction, were approximately $13 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire in 1997 of which $180 million was unused as of March 31, 1995. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 9 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom's and Unicom Enterprises' operations.

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

  Rate Proceedings. ComEd's revenues, net income, cash flows and plant carrying costs have been affected directly by various rate-related proceedings. During the periods presented in the consolidated financial statements, ComEd was involved in a number of proceedings concerning its rates. The uncertainties associated with such proceedings and related issues, among other things, led to the Rate Matters Settlement and Fuel Matters Settlement (see Note 2 of Notes to Financial Statements). The effects of the aforementioned rate proceedings and settlements during the periods presented are discussed below under "Results of Operations."

  On January 9, 1995, the ICC issued the Rate Order in the proceedings relating to ComEd's February 10, 1994 rate increase request. The Rate Order provides, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates, (ii) the collection of municipal franchise costs as an adder to base rates until May 1, 1995, when such costs will be collected prospectively on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for information related to the level of decommissioning cost collections allowed in the Rate Order. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. Electric operating revenues of approximately $61 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court.

  Nuclear Matters. During the past several years, the NRC has placed two of ComEd's nuclear generating stations, Zion station and Dresden station, on its list of plants to be monitored closely. Although Zion station (which was placed on the list in early 1991) was removed from that list in February 1993, Dresden station (which was placed on the list in early 1992) remains on the list. The NRC concern with Dresden station was that, although processes and programs were in place to make improvements, the rate of improvement needed to accelerate. In February 1995, the NRC reported that a sense of progress at Dresden station is evident, but that more time is needed to determine if the improving trend will continue. Because of the age of Zion, Dresden and Quad-Cities stations, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations. Beginning in late 1992, ComEd restructured its management of its nuclear operations division and since that time has committed additional resources to the stations' operations.

  In January 1994, ComEd was notified by the NRC that ComEd's LaSalle County and Quad-Cities stations were placed on the list of plants with adverse performance trends. ComEd was informed that the NRC concerns about LaSalle County station included, among other matters, deficient radiation worker practices. The NRC concerns with Quad-Cities station included, among other matters, deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems. ComEd has provided written and verbal responses to the NRC and is working to resolve the concerns. In February 1995, the NRC concluded that LaSalle County had arrested the adverse trends in most areas and "normal" designation should be returned.

Like Dresden and LaSalle County, the NRC noted that positive developments had been observed at Quad-Cities but additional time was required to determine if those developments had been effective in arresting the adverse trends and thus Quad-Cities remains on the list of plants with adverse performance trends. As noted above, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations in connection with Zion, Dresden and Quad-Cities stations. In addition, generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1993; however, certain intervenors have appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," for additional information.

  ComEd estimates that it will expend approximately $15 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs, which are estimated to aggregate $3.5 billion in current-year (1995) dollars, are expected to be funded by the external decommissioning trust funds which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for additional information regarding decommissioning costs.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See
Note 19 of Notes to Financial Statements and "Part II. Other Information, Item
1. Legal Proceedings," subcaption "Environmental Matters."

RESULTS OF OPERATIONS

  Unicom's earnings per common share for the three months ended March 31, 1995 were $0.41 compared to $0.17 for the three months ended March 31, 1994, and $1.90 for the twelve months ended March 31, 1995 compared to $0.10 for the twelve months ended March 31, 1994. Substantially all of the results of operations for Unicom are the results of operations of ComEd. Unicom Enterprises' only subsidiary, Unicom Thermal, is currently a development stage enterprise and has incurred losses for all periods from July 30, 1993 (date of inception) through March 31, 1995, which are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the results of operations of ComEd alone.

  Net Income. The increase in ComEd's earnings in the recent three-month period reflects higher revenues as a result of higher rate levels under the Rate Order which became effective on January 14, 1995. The increase in the recent three-month period also reflects lower operation and maintenance expenses as compared to the three months ended March 31, 1994. The increase in the recent twelve-month period reflects the favorable comparison to the prior twelve-month period in which the effects of the Rate Matters Settlement and Fuel Matters Settlement were recorded, as well as higher rate levels under the Rate Order and a higher level of kilowatthour sales to ultimate consumers. The net effects of the Rate Matters Settlement and Fuel Matters Settlement reduced net income for the twelve months ended March 31, 1994 by approximately $378 million or $1.77 per common share, in addition to the effect of the deferred recognition of revenues which ComEd had recorded during the twelve months ended March 31, 1994 (approximately $126 million or $0.59 per common share), and after the partially offsetting effect of recording approximately $265 million or $1.24 per common share in deferred carrying charges, net of income taxes and amortization, as authorized in the Remand Order. The increase in the recent twelve-month period was partially offset by the recording of a reduction in the carrying value of ComEd's investments in uranium-related properties which reduced net income by approximately $34 million or $0.16 per common share.

  Kilowatthour Sales. Kilowatthour sales to ultimate consumers for the three months and twelve months ended March 31, 1995 decreased 2.3% and increased 1.2%, respectively, compared to the three months and twelve months ended March 31, 1994. The decrease in the recent three-month period reflects lower kilowatthour sales to all classes of customers (except for small commercial and industrial customers, which increased) due primarily to milder winter weather as compared to the same period ended March 31, 1994. The increase in the recent twelve-month period reflects higher kilowatthour sales to all classes of customers (except railroads, which decreased), due in part to warmer summer weather as compared to the twelve months ended March 31, 1994. The service territory economy also improved during the twelve months ended March 31, 1995, which contributed to the increase in kilowatthour sales. Kilowatthour sales, including sales for resale, increased 5.5% and decreased 2.5% during the three-month and twelve-month periods ended March 31, 1995, respectively, compared to the same periods ended March 31, 1994.

  Operating Revenues. Operating revenues increased in the three months ended March 31, 1995 compared to the three-month period ended March 31, 1994, primarily as a result of higher rate levels under the Rate Order which became effective on January 14, 1995 and the increase in sales for resale mentioned above. The increase in the current three-month period was partially offset by the decrease in kilowatthour sales to ultimate consumers described above and a decrease in energy costs recovered under the fuel adjustment clause in ComEd's rates. Operating revenues increased in the twelve months ended March 31, 1995 primarily as a result of a favorable comparison to the prior twelve-month period, which reflects the recording of the effects of the Rate Matters Settlement and Fuel Matters Settlement, which reduced operating revenues by approximately $1,232 million. The increase in operating revenues for the recent twelve-month period also reflects the effects of the higher rate levels under the Rate Order and the previously described higher kilowatthour sales to ultimate consumers partially offset by a decrease in energy costs recovered under the fuel adjustment clause in ComEd's rates.

  Fuel Costs. Changes in fuel expense for the three months and twelve months ended March 31, 1995 as compared to the same periods ended March 31, 1994 primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                        MARCH 31              MARCH 31
                                                   --------------------  --------------------
                                                     1994       1995       1994       1995
                                                   ---------  ---------  ---------  ---------
   Cost of fuel consumed (per million Btu):
     Nuclear.....................................      $0.54      $0.53      $0.52      $0.53
     Coal........................................      $2.28      $2.44      $2.68      $2.35
     Oil.........................................      $2.78      $2.74      $2.92      $2.93
     Natural gas.................................      $2.77      $1.77      $2.70      $2.07
     Average all fuels...........................      $1.10      $1.05      $1.12      $1.07
   Net generation of electric energy (millions of
    kilowatthours)...............................     22,213     24,197     94,697     92,227
   Fuel sources of kilowatthour generation:
     Nuclear.....................................         70%        73%        74%        71%
     Coal........................................         26         25         24         25
     Oil.........................................          2         --          1          1
     Natural gas.................................          2          2          1          3
                                                   ---------  ---------  ---------  ---------
                                                         100%       100%       100%       100%
                                                   =========  =========  =========  =========

  Under the Energy Policy Act of 1992, investor-owned electric utilities that have purchased enrichment services from the DOE are being assessed amounts to fund a portion of the cost for the decontamination and decommissioning of three nuclear enrichment facilities previously operated by the DOE. ComEd's portion of such assessments is estimated to be approximately $15 million per year (to be adjusted annually for inflation) to 2007. The Act provides that such assessments are to be treated as a cost of fuel. See Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy Costs" for information related to the accounting for such costs.

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs. This results from ComEd's reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and ComEd has significant purchase commitments under its contracts. In addition, as of March 31, 1995, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $489 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and Notes 1, 2 and 19 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd and the Indiana Company's generating units and the availability and cost of power from other utilities.

  The number and average cost of kilowatthours purchased were as follows:


                                            THREE MONTHS       TWELVE MONTHS
                                           ENDED MARCH 31      ENDED MARCH 31
                                           ---------------  -------------------
                                            1994     1995     1994       1995
                                           ------   ------  ---------  --------
   Kilowatthours (millions)...............   657      209     1,030     1,623
   Cost per kilowatthour..................  2.61c    1.69c     2.36c     2.80c

  Deferred Under or Overrecovered Energy Costs--Net. Operating expenses for the three months and twelve months ended March 31, 1995 and 1994 reflect the net change in under or overrecovered allowable energy costs under ComEd's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy Costs."

  Operation and Maintenance Expenses. ComEd's operation and maintenance expenses decreased 6.1% and 1.6% for the three months and twelve months ended March 31, 1995, respectively, compared to the same periods ended March 31, 1994. The decrease in the current three-month period primarily reflects lower operation and maintenance expenses associated with nuclear and fossil generating stations and a favorable comparison to the prior period which included the 1994 early retirement program. The decrease in the current twelve-month period primarily reflects lower expenses associated with fossil generating stations, transmission and distribution facilities and customer-related activities, partially offset by higher costs associated with nuclear generating stations and employee incentive compensation. The effects of inflation are reflected in the increases and decreases discussed below and have increased operation and maintenance costs for the three months and twelve months ended March 31, 1995.

  Operation and maintenance expenses associated with the nuclear generating stations decreased $5 million for the three months ended March 31, 1995 and increased $8 million for the twelve months ended March 31, 1995 compared to the same periods ended March 31, 1994. The decrease in operation and maintenance expenses for the recent three-month period is primarily due to a lesser number of scheduled and non-scheduled outages compared to the three-month period ended March 31, 1994. The increase for the current twelve-month period is due to activities undertaken during a greater number of scheduled and non-scheduled outages, partially offset by cost-containment efforts on non-outage related activities. Future operation and maintenance expenses associated with nuclear generating stations may be significantly affected by regulatory, operational and other requirements. See "Nuclear Matters" under "Regulation" above. Operation and maintenance expenses associated with the fossil generating stations decreased $11 million and $17 million in the three months and twelve months ended March 31, 1995, respectively, compared to the same periods ended March 31, 1994. The decreases in the recent three-month and twelve-month periods reflect, in part, activities undertaken during a lesser number of scheduled overhauls than in the corresponding prior periods.

  Operation and maintenance expenses associated with ComEd's transmission and distribution system decreased $26 million in the twelve months ended March 31, 1995 compared to the same period ended March 31, 1994. The decrease in the recent twelve-month period primarily reflects the effects of ComEd's cost containment efforts. Operation and maintenance expenses associated with ComEd's customer-related activities decreased $5 million in the twelve-month period ended March 31, 1995 compared to the prior twelve-month period primarily due to a decrease in the provision for uncollectible accounts, partially offset by costs related to ComEd's increased marketing and sales efforts.

  Operation and maintenance expenses in the twelve months ended March 31, 1995 reflect a $50 million cost (recorded in December 1994) for employee incentive compensation related to the achievement of certain financial performance, cost containment and operating performance goals in 1994. Operation and maintenance expenses in the twelve months ended March 31, 1994 reflect $36 million of special incentive compensation (recorded in December 1993) to employees related to a sharing of operation and maintenance savings below 1993 budgeted levels.

  The costs of pension and other employee benefits, including postretirement health care benefits, decreased $14 million in the three months ended March 31, 1995 compared to the same period ended March 31, 1994. The decrease primarily reflects costs of $16 million recorded in the three months ended March 31, 1994 related to employees who elected in the first quarter of 1994 to take early retirements under the 1994 early retirement program.

  Depreciation. Depreciation expense for the three months and twelve months ended March 31, 1995 increased over the same periods a year ago as a result of additions to plant in service. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for additional information.

  Interest on Debt. Changes in interest on ComEd's long-term debt and notes payable for the three months and twelve months ended March 31, 1995 as compared to the same periods ended March 31, 1994 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                                  THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                       MARCH 31              MARCH 31
                                                 --------------------- ---------------------
                                                    1994       1995       1994       1995
                                                 ---------- ---------- ---------- ----------
      Long-term debt outstanding:
       Average amount (millions)................   $8,032     $7,842     $8,107     $7,888
       Average interest rate....................     7.83%      7.76%      7.92%      7.81%
      Notes payable outstanding:
       Average amount (millions)................   $    6     $    7     $    6     $    9
       Average interest rate....................     5.87%      8.59%      5.84%      7.00%

  Deferred Carrying Charges. In the Remand Order, the ICC provided that, for ratemaking purposes, deferred carrying charges on the reasonable and "used and useful" plant costs of the Units for the period April 1, 1989 until approximately March 20, 1991, the date under the Remand Order that the Units were reflected in rates, could be deferred and amortized. Approximately $438 million of such costs was capitalized as a regulatory asset in October 1993 and resulted in an increase to net income for the twelve months ended March 31, 1994 of approximately $265 million or $1.24 per common share. Amortization of deferred carrying charges for the three months ended March 31, 1994 and 1995 amounted to approximately $3 million and for the twelve months ended March 31, 1994 and 1995 amounted to approximately $5 million and $13 million, respectively.

  Decommissioning. The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including ComEd, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual provisions for decommissioning could increase; (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation; and (3) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction to decommissioning expense. Unicom does not believe that such changes, if required, would have an adverse effect on results of operations due to ComEd's current and future ability to recover decommissioning costs through rates.

  Investments in Uranium-Related Properties. In May 1994, ComEd recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced net income for the twelve months ended March 31, 1995 by approximately $34 million or $0.16 per common share.

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual rates as discussed in Note 1 of Notes to Financial Statements. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended December 31, 1994 and March 31, 1995 were 1.99 and 2.13, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended December 31, 1994 and March 31, 1995 were 1.73 and 1.84, respectively.

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of December 31, 1994 and March 31, 1995, and the related statements of consolidated income, retained earnings, premium on common stock and other paid-in capital, and cash flows for the three-month and twelve-month periods ended March 31, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of December 31, 1994 and March 31, 1995, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1994 and 1995, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
May 9, 1995

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months and twelve months ended March 31, 1994 and 1995 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31                 MARCH 31
                                ----------------------  -----------------------
                                   1994        1995        1994         1995
                                ----------  ----------  -----------  ----------
                                     (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating Revenues:
 Operating revenues...........  $1,530,975  $1,578,118  $ 6,534,375  $6,340,574
 Provisions for revenue
  refunds.....................      (6,225)         18   (1,232,569)     (9,667)
                                ----------  ----------  -----------  ----------
                                $1,524,750  $1,578,136  $ 5,301,806  $6,330,907
                                ----------  ----------  -----------  ----------
Electric Operating Expenses
 and Taxes:
 Fuel.........................  $  264,215  $  272,857  $ 1,148,922  $1,058,494
 Purchased power..............      17,149       3,543       24,333      45,517
 Deferred (under)/
  overrecovered energy costs--
  net.........................      11,753      (3,363)      19,434     (13,176)
 Operation....................     398,149     383,744    1,498,431   1,510,853
 Maintenance..................     165,277     145,326      587,189     541,370
 Depreciation.................     221,922     225,088      869,969     890,598
 Recovery of regulatory
  assets......................       3,999       3,818        8,435      15,272
 Taxes (except income)........     200,073     209,757      712,117     797,479
 Income taxes--
   Current--Federal...........      34,648      53,589      (28,263)    177,242
          --State.............         712      11,740      (15,376)     12,941
   Deferred--Federal--net.....      (6,521)     12,578       90,123     123,390
           --State--net.......       7,140       4,489       38,267      62,366
 Investment tax credits
  deferred--net...............      (7,224)     (7,179)     (29,333)    (28,712)
                                ----------  ----------  -----------  ----------
                                $1,311,292  $1,315,987  $ 4,924,248  $5,193,634
                                ----------  ----------  -----------  ----------
Electric Operating Income.....  $  213,458  $  262,149  $   377,558  $1,137,273
                                ----------  ----------  -----------  ----------
Other Income and (Deductions):
 Interest on long-term debt...  $ (157,152) $ (152,197) $  (641,830) $ (616,270)
 Interest on notes payable....         (87)       (151)        (340)       (622)
 Allowance for funds used
  during construction--
   Borrowed funds.............       6,178       1,685       20,904      14,419
   Equity funds...............       7,356       2,093       25,248      17,364
 Income taxes applicable to
  nonoperating activities.....      (2,733)        268       21,572      30,075
 Income tax reduction for
  disallowed plant costs......         --          --           792         --
 Deferred carrying charges....         --          --       438,183         --
 Interest and other costs for
  1993 Settlements............     (10,475)        (61)    (109,149)    (11,049)
 Miscellaneous--net...........      (4,980)     (6,740)     (46,144)    (91,763)
                                ----------  ----------  -----------  ----------
                                $ (161,893) $ (155,103) $  (290,764) $ (657,846)
                                ----------  ----------  -----------  ----------
Net Income....................  $   51,565  $  107,046  $    86,794  $  479,427
Provision for Dividends on
 Preferred and Preference
 Stocks.......................      15,545      16,908       64,961      66,291
                                ----------  ----------  -----------  ----------
Net Income on Common Stock....  $   36,020  $   90,138  $    21,833  $  413,136
                                ==========  ==========  ===========  ==========
Average Number of Common
 Shares Outstanding...........     213,780     214,191      213,619     214,111
Earnings per Common Share.....       $0.17       $0.42        $0.10       $1.93

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   MARCH 31,
                       ASSETS                             1994         1995
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,043 million
   and $1,059 million, respectively)................. $26,257,665   $26,449,492
  Less--Accumulated provision for depreciation.......   9,623,756     9,884,012
                                                      -----------   -----------
                                                      $16,633,909   $16,565,480
  Nuclear fuel, at amortized cost....................     689,424       667,541
                                                      -----------   -----------
                                                      $17,323,333   $17,233,021
                                                      -----------   -----------
Investments:
  Nuclear decommissioning funds...................... $   880,944   $ 1,036,296
  Subsidiary companies...............................     118,051       118,609
  Other investments, at cost.........................      18,613        18,693
                                                      -----------   -----------
                                                      $ 1,017,608   $ 1,173,598
                                                      -----------   -----------
Current Assets:
  Cash............................................... $        84   $       213
  Temporary cash investments.........................      53,566       197,560
  Other cash investments.............................      19,588        27,587
  Special deposits...................................      29,603        16,015
  Receivables--
    Customers........................................     463,385       518,316
    Taxes............................................      36,083         5,878
    Other............................................      68,434        41,961
    Provisions for uncollectible accounts............     (10,720)      (10,982)
  Coal and fuel oil, at average cost.................     108,872       120,496
  Materials and supplies, at average cost............     384,612       371,005
  Deferred unrecovered energy costs..................      48,697        48,337
  Deferred income taxes related to current assets and
   liabilities--
    Loss carryforward................................      10,090           --
    Other............................................     110,267       118,492
  Prepayments and other..............................      56,449        45,900
                                                      -----------   -----------
                                                      $ 1,379,010   $ 1,500,778
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,604,270   $ 2,575,200
  Unrecovered energy costs...........................     643,438       635,213
  Other..............................................     108,308        99,708
                                                      -----------   -----------
                                                      $ 3,356,016   $ 3,310,121
                                                      -----------   -----------
                                                      $23,075,967   $23,217,518
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,  MARCH 31,
            CAPITALIZATION AND LIABILITIES                 1994        1995
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,401,423  $ 5,405,917
  Preferred and preference stocks without mandatory
   redemption requirements............................     508,147      508,114
  Preference stock subject to mandatory redemption re-
   quirements.........................................     292,163      292,163
  Long-term debt......................................   7,453,206    7,354,370
                                                       -----------  -----------
                                                       $13,654,939  $13,560,564
                                                       -----------  -----------
Current Liabilities:
  Notes payable--bank loans........................... $     7,150  $     7,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations.....     560,335      680,822
  Accounts payable....................................     351,370      305,812
  Accrued interest....................................     182,745      159,412
  Accrued taxes.......................................     209,269      315,620
  Dividends payable...................................     102,585      102,585
  Customer deposits...................................      44,514       43,881
  Other...............................................      85,845       88,948
                                                       -----------  -----------
                                                       $ 1,543,813  $ 1,704,230
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,383,876  $ 4,385,018
  Accumulated deferred investment tax credits.........     717,752      710,572
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     589,757      598,179
  Obligations under capital leases....................     431,402      438,461
  Regulatory liabilities..............................     699,426      702,581
  Other...............................................   1,055,002    1,117,913
                                                       -----------  -----------
                                                       $ 7,877,215  $ 7,952,724
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 19)
                                                       $23,075,967  $23,217,518
                                                       ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                      DECEMBER 31,   MARCH 31,
                                                          1994         1995
                                                      ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,191,021 shares and 214,192,221
    shares, respectively............................. $ 2,677,387   $ 2,677,403
  Premium on common stock and other paid-in capital..   2,222,941     2,222,959
  Capital stock and warrant expense..................     (16,240)      (16,240)
  Retained earnings..................................     517,335       521,795
                                                      -----------   -----------
                                                      $ 5,401,423   $ 5,405,917
                                                      -----------   -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957   $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--100,323 shares and 99,270 shares, re-
    spectively.......................................       3,190         3,157
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --            --
                                                      -----------   -----------
                                                      $   508,147   $   508,114
                                                      -----------   -----------
Preference Stock Subject to Mandatory Redemption
 Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--3,113,205 shares..................... $   309,964   $   309,964
  Current redemption requirements for preference
   stock included in current liabilities.............     (17,801)      (17,801)
                                                      -----------   -----------
                                                      $   292,163   $   292,163
                                                      -----------   -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1995 through 1999--5 1/4% to 7%......... $   818,000   $   818,000
    Maturing 2000 through 2009--5.30% to 9 3/8%......   2,220,500     2,220,500
    Maturing 2010 through 2019--5.85% to 9 5/8%......   1,106,000     1,106,000
    Maturing 2020 through 2023--7 3/4% to 9 7/8%.....   1,870,000     1,870,000
                                                      -----------   -----------
                                                      $ 6,014,500   $ 6,014,500
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     112,593       112,465
  Pollution control obligations, due 2004 through
   2014--3.952% to 9 1/8%............................     337,200       337,200
  Other long-term debt...............................   1,451,449     1,421,909
  Deposit for retirement of long-term debt...........         --         (1,780)
  Current maturities of long-term debt included in
   current liabilities...............................    (395,554)     (464,325)
  Unamortized net debt discount and premium..........     (66,982)      (65,599)
                                                      -----------   -----------
                                                      $ 7,453,206   $ 7,354,370
                                                      -----------   -----------
                                                      $13,654,939   $13,560,564
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                               THREE MONTHS      TWELVE MONTHS
                                             ENDED MARCH 31     ENDED MARCH 31
                                           ------------------- -----------------
                                             1994      1995      1994     1995
                                           --------- --------- -------- --------
                                                  (THOUSANDS OF DOLLARS)
Balance at Beginning of Period............ $ 549,152 $ 517,335 $822,419 $499,655
Add--Net income...........................    51,565   107,046   86,794  479,427
                                           --------- --------- -------- --------
                                           $ 600,717 $ 624,381 $909,213 $979,082
                                           --------- --------- -------- --------
Deduct--
   Dividends declared on--
    Common stock.......................... $  85,518 $  85,678 $341,857 $390,441
    Preferred and preference stocks.......    15,544    16,908   64,597   66,746
   Loss on reacquired preference stock....       --        --     3,104      100
                                           --------- --------- -------- --------
                                           $ 101,062 $ 102,586 $409,558 $457,287
                                           --------- --------- -------- --------
Balance at End of Period.................. $ 499,655 $ 521,795 $499,655 $521,795
                                           ========= ========= ======== ========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

               STATEMENTS OF CONSOLIDATED PREMIUM ON COMMON STOCK
                           AND OTHER PAID-IN CAPITAL

                                     THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                          MARCH 31              MARCH 31
                                    --------------------- ---------------------
                                       1994       1995       1994       1995
                                    ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
Balance at Beginning of Period..... $2,217,110 $2,222,941 $2,211,226 $2,217,775
Add--Premium on issuance of common
     stock and gain on reacquired
     preference stock..............        665         18      6,549      5,184
                                    ---------- ---------- ---------- ----------
Balance at End of Period........... $2,217,775 $2,222,959 $2,217,775 $2,222,959
                                    ========== ========== ========== ==========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                       MARCH 31                MARCH 31
                                  --------------------  -----------------------
                                    1994       1995        1994         1995
                                  ---------  ---------  -----------  ----------
                                            (THOUSANDS OF DOLLARS)
Cash Flow from Operating Activi-
 ties:
 Net income.....................  $  51,565  $ 107,046  $    86,794  $  479,427
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortiza-
    tion........................    232,724    238,612      919,305     935,214
   Deferred income taxes and in-
    vestment tax credits--net...     (4,310)    10,282       96,663     141,778
   Equity component of allowance
    for funds used during
    construction................     (7,356)    (2,093)     (25,248)    (17,364)
   Provisions for revenue
    refunds and related
    interest....................     16,770        --     1,310,210      20,779
   Revenue refunds and related
    interest....................   (346,552)    15,115     (533,651)   (859,984)
   Recovery/(deferral) of regu-
    latory assets/deferred car-
    rying charges--net..........      3,999      3,818     (429,748)     15,272
   Provisions/(payments) for li-
    ability for early retirement
    and separation costs--net...     15,607        380       15,513      18,353
   Net effect on cash flows of
    changes in:
     Receivables................    215,347      2,009      109,758     (98,403)
     Coal and fuel oil..........      2,772    (11,624)     149,505     (11,516)
     Materials and supplies.....     (2,993)    13,607         (970)     34,702
     Accounts payable adjusted
      for nuclear fuel lease
      principal payments and
      early retirement and
      separation costs--net.....    (51,677)    17,227      197,665     187,094
     Accrued interest and taxes.     50,724     83,018      (41,123)    105,121
     Other changes in certain
      current assets and
      liabilities...............     19,220      6,559       33,785     (66,713)
   Other--net...................     38,540     83,518       95,980     170,407
                                  ---------  ---------  -----------  ----------
                                  $ 234,380  $ 567,474  $ 1,984,438  $1,054,167
                                  ---------  ---------  -----------  ----------
Cash Flow from Investing Activi-
 ties:
 Construction expenditures......  $(187,378) $(201,018) $  (829,067) $ (734,242)
 Nuclear fuel expenditures......    (48,749)   (38,857)    (209,131)   (247,372)
 Equity component of allowance
  for funds used during
  construction..................      7,356      2,093       25,248      17,364
 Contributions to nuclear
  decommissioning funds.........    (96,229)   (96,229)    (132,550)   (132,550)
 Investment in subsidiary com-
  panies........................        --         --           --          (49)
 Other cash investments and
  special deposits..............     71,649     (7,999)    (548,326)    542,339
                                  ---------  ---------  -----------  ----------
                                  $(253,351) $(342,010) $(1,693,826) $ (554,510)
                                  ---------  ---------  -----------  ----------
Cash Flow from Financing Activi-
 ties:
 Issuance of securities--
  Long-term debt................  $  65,538  $     --   $ 1,618,079  $  480,751
  Capital stock.................      1,035        --        80,278      76,936
 Retirement and redemption of
  securities--
  Long-term debt................    (55,307)   (29,637)  (1,830,749)   (678,260)
  Capital stock.................        --         --       (92,969)    (17,709)
 Deposits and securities held
  for retirement and redemption
  of securities.................    (12,888)    (1,674)     462,976      14,405
 Premium paid on early redemp-
  tion of long-term debt........       (500)       --       (69,895)     (4,064)
 Cash dividends paid on capital
  stock.........................   (101,047)  (102,585)    (407,371)   (447,880)
 Proceeds from sale/leaseback
  of nuclear fuel...............    116,964    115,340      221,667     305,025
 Nuclear fuel lease principal
  payments......................    (53,445)   (62,785)    (240,144)   (219,029)
 Increase in short-term
  borrowings....................        150        --           500       1,050
                                  ---------  ---------  -----------  ----------
                                  $ (39,500) $ (81,341) $  (257,628) $ (488,775)
                                  ---------  ---------  -----------  ----------
Increase (Decrease) in Cash and
 Temporary Cash Investments.....  $ (58,471) $ 144,123  $    32,984  $   10,882
Cash and Temporary Cash
 Investments at Beginning of
 Period.........................    245,362     53,650      153,907     186,891
                                  ---------  ---------  -----------  ----------
Cash and Temporary Cash Invest-
 ments at End of Period.........  $ 186,891  $ 197,773  $   186,891  $  197,773
                                  =========  =========  ===========  ==========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  See Unicom's Note 1 of Notes to Financial Statements for a discussion of significant accounting policies, except for the following specific policies discussed below.

  Holding Company Restructuring. Effective September 1, 1994, Unicom became the parent corporation of ComEd and Unicom Enterprises in a corporate restructuring. Previously, Unicom Enterprises was a wholly-owned subsidiary of ComEd. The restructuring was accounted for by the pooling-of-interests method. In the restructuring, each of the 214,185,572 outstanding shares of ComEd common stock, par value $12.50 per share, was converted into one fully paid and non-assessable share of Unicom common stock, without par value. In addition, the outstanding shares of the common stock of CECo Merging Corporation (a wholly-owned subsidiary of ComEd created to effect the restructuring) were converted into the same number of shares of ComEd common stock, par value $12.50 per share, outstanding immediately prior to the restructuring. The preferred and preference stocks, common stock purchase warrants, first mortgage bonds and other debt obligations of ComEd and the Indiana Company were unchanged in the restructuring and remain outstanding securities and obligations of ComEd and the Indiana Company.

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

  Interest. Total interest costs incurred on debt, leases and other obligations for the three months ended March 31, 1994 and 1995 were $190,125,000 and $176,868,000, respectively, and for the twelve months ended March 31, 1994 and 1995 were $787,534,000 and $716,288,000, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 1994 and 1995 was as follows:

                                      THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                           MARCH 31             MARCH 31
                                      -------------------  --------------------
                                        1994       1995      1994       1995
                                      ---------  --------  ---------  ---------
                                              (THOUSANDS OF DOLLARS)
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capital-
    ized)...........................  $ 172,947  $162,590  $ 649,365  $ 635,066
   Income taxes (net of refunds)....  $(133,389) $(30,421) $ (31,267) $  98,045
Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
 Capital lease obligations in-
  curred............................  $ 117,499  $116,810  $ 223,080  $ 309,028

  (2) SETTLEMENTS RELATING TO CERTAIN RATE MATTERS. See Unicom's Note 2 of Notes to Financial Statements.

  (3) OTHER RATE MATTERS. See Unicom's Note 3 of Notes to Financial Statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (4) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At March 31, 1995, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--23,423,205 shares; $1.425 convertible preferred stock--99,270 shares; and prior preferred stock-- 850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (5) COMMON STOCK. At March 31, 1995, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock.................. 101,255
      Conversion of warrants............................................  27,768
                                                                         -------
                                                                         129,023
                                                                         =======

  During the three months and twelve months ended March 31, 1994 and 1995, shares of common stock were issued as follows:

                                         THREE MONTHS ENDED TWELVE MONTHS ENDED
                                              MARCH 31           MARCH 31
                                         ------------------ -------------------
                                           1994      1995     1994      1995
                                         --------- -------- --------- ---------
Employee Stock Purchase Plan............       --       --    268,594   154,710
Employee Savings and Investment Plan....    38,000      --    138,700    43,400
Conversion of $1.425 convertible
 preferred stock........................     5,750    1,070    27,072   185,370
Conversion of warrants..................       198      130     1,411    13,646
                                         --------- -------- --------- ---------
                                            43,948    1,200   435,777   397,126
                                         ========= ======== ========= =========

  At December 31, 1994 and March 31, 1995, 83,751 and 83,305 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  (6) PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. See Unicom's Note 6 of Notes to Financial Statements.

  (7) PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. See Unicom's Note 7 of Notes to Financial Statements.

  (8) LONG-TERM DEBT. See Unicom's Note 8 of Notes to Financial Statements for ComEd and the Indiana Company's long-term debt.

  (9) LINES OF CREDIT. See the first paragraph of Unicom's Note 9 of Notes to Financial Statements.

  (10) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 10 of Notes to Financial Statements.

  (11) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 11 of Notes to Financial Statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (12) PENSION BENEFITS. See Unicom's Note 12 of Notes to Financial Statements.

  (13) POSTRETIREMENT HEALTH CARE BENEFITS. See Unicom's Note 13 of Notes to Financial Statements.

  (14) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1994 and March 31, 1995 were as follows:

                                                        DECEMBER 31, MARCH 31,
                                                            1994        1995
                                                        ------------ ----------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized
  depreciation, net of removal costs..................   $3,266,930  $3,296,156
 Overheads capitalized................................      266,159     263,174
 Repair allowance.....................................      210,655     208,161
 Regulatory assets recoverable through future rates...    1,791,395   1,774,416
Deferred income tax assets:
 Postretirement health care benefits..................     (177,991)   (186,575)
 Unbilled revenues....................................      (90,396)    (95,310)
 Loss carryforward....................................      (10,090)        --
 Alternative minimum tax..............................     (283,331)   (275,143)
 Unamortized investment tax credits to be settled
  through future rates................................     (471,058)   (466,338)
 Other regulatory liabilities to be settled through
  future rates........................................     (179,755)   (181,950)
 Other--net...........................................      (58,999)    (70,065)
                                                         ----------  ----------
Net deferred income tax liability.....................   $4,263,519  $4,266,526
                                                         ==========  ==========

The $3 million increase in the net deferred income tax liability from December 31, 1994 to March 31, 1995 is comprised of $17 million of deferred income tax expense and a $14 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months and twelve months ended March 31, 1994 and 1995 were as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    --------------------  --------------------
                                      1994       1995       1994       1995
                                    ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Electric operating income:
 Current income taxes.............  $  35,360  $  65,329  $ (43,639) $ 190,183
 Deferred income taxes............        619     17,067    128,390    185,756
 Investment tax credits deferred--
  net.............................     (7,224)    (7,179)   (29,333)   (28,712)
Other (income) and deductions.....      2,401       (227)   (23,740)   (25,691)
                                    ---------  ---------  ---------  ---------
Net income taxes charged to
 continuing operations............  $  31,156  $  74,990  $  31,678  $ 321,536
                                    =========  =========  =========  =========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1994 and 1995:

                                      THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                           MARCH 31             MARCH 31
                                      -------------------  --------------------
                                        1994      1995       1994       1995
                                      --------- ---------  ---------  ---------
Pre-tax book income (thousands)...... $ 82,721  $ 182,036   $118,472  $ 800,963
Effective income tax rate............     37.7%      41.2%      26.7%      40.1%

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 1994 and 1995 were as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    --------------------  --------------------
                                      1994       1995       1994       1995
                                    ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Federal income taxes computed at
 statutory rate...................  $  28,952  $  63,713  $  41,465  $ 280,337
Equity component of AFUDC which
 was excluded from taxable income.     (2,575)      (733)    (8,837)    (6,077)
Amortization of investment tax
 credits..........................     (7,223)    (7,179)   (29,344)   (28,766)
State income taxes, net of federal
 income taxes.....................      5,001     10,396     11,131     45,535
Differences between book and tax
 accounting, primarily property-
 related deductions...............      6,285      8,498     12,217     28,750
Other--net........................        716        295      5,046      1,757
                                    ---------  ---------  ---------  ---------
Net income taxes charged to
 continuing operations............  $  31,156  $  74,990  $  31,678  $ 321,536
                                    =========  =========  =========  =========

  Current federal income tax liabilities were recorded that include excess amounts of AMT over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. The excess amounts of AMT can be carried forward indefinitely as a credit against future years' regular federal income tax liabilities.

  (15) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1994 and 1995 were as follows:

                                         THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                              MARCH 31            MARCH 31
                                         ------------------- -------------------
                                           1994      1995      1994      1995
                                         --------- --------- --------- ---------
                                                 (THOUSANDS OF DOLLARS)
Illinois public utility revenue......... $  52,543 $  56,178 $ 197,738 $ 214,899
Illinois invested capital...............    27,412    27,297   110,254   109,258
Municipal utility gross receipts........    35,339    38,045   111,424   147,716
Real estate.............................    44,631    46,831   165,701   182,422
Municipal compensation..................    17,725    17,790    57,349    72,712
Other--net..............................    22,423    23,616    69,651    70,472
                                         --------- --------- --------- ---------
                                         $ 200,073 $ 209,757 $ 712,117 $ 797,479
                                         ========= ========= ========= =========

  (16) LEASE OBLIGATIONS. On November 23, 1993, ComEd consolidated its nuclear fuel lease arrangements into a new arrangement. Under the new arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million (consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes) to finance the transactions. The commercial paper/bank borrowing portion currently will expire on November 23, 1996,

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

but ComEd plans to ask for an extension of the expiration date. At March 31, 1995, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $670 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at March 31, 1995 for capital leases are estimated to aggregate $747 million, including $198 million in 1995 (after deducting $73 million for the first three months of 1995), $237 million in 1996, $125 million in 1997, $86 million in 1998, $46 million in 1999 and $55 million in 2000-2003. The estimated interest component of such rental payments aggregates $75 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $147 million and $199 million at December 31, 1994 and March 31, 1995, respectively.

  Future minimum rental payments at March 31, 1995 for operating leases are estimated to aggregate $148 million, including $5 million in 1995, $10 million in 1996, $9 million in 1997, $9 million in 1998, $9 million in 1999 and $106 million in 2000-2024.

  (17) INVESTMENTS IN URANIUM-RELATED PROPERTIES. See Unicom's Note 17 of Notes to Financial Statements.

  (18) JOINT PLANT OWNERSHIP. See Unicom's Note 18 of Notes to Financial Statements.

  (19) COMMITMENTS AND CONTINGENT LIABILITIES. See Unicom's Note 19 of Notes to Financial Statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  LIQUIDITY AND CAPITAL RESOURCES. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources--UTILITY OPERATIONS" and "Regulation," which are incorporated herein by this reference.

  RESULTS OF OPERATIONS. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations" (other than the first paragraph thereof), which is incorporated herein by this reference.

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

  LITIGATION. During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and its subsidiary, Cotter, seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. In February 1994, a federal jury returned nominal dollar verdicts on eight bellwether plaintiffs' claims in these cases. Plaintiffs have appealed those judgments. Although the remaining cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

  In October 1990, ComEd filed a complaint in the Circuit Court against Westinghouse and certain of its employees. The complaint alleges that the defendants knowingly concealed information regarding the durability of the metal used in the steam generators (a major component of the nuclear steam supply systems) at ComEd's Zion, Byron and Braidwood stations. The complaint further alleges that the defects in the steam generators will prevent the plants from maintaining their full power output through their forty-year design life without costly remanufacture or replacement of the steam generators. Damages, including punitive damages, in an unspecified amount are claimed. Westinghouse has filed a counterclaim against ComEd which seeks recovery of Westinghouse's costs of defense and damages of approximately $13 million.

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

  A number of complaints have been filed by former employees with the Equal Employment Opportunity Commission, and several lawsuits have been filed by former employees in the U.S. District Court, alleging that the employees' terminations (which occurred as part of ComEd's management workforce reductions that were implemented in 1992) involved discrimination on the basis of age, race, sex, national origin and/or disabilities, in violation of applicable law. The complainants in these various cases are seeking, among other things, awards of back pay and lost benefits, reinstatement, pecuniary damages, and costs and attorneys' fees. Discovery in these cases is proceeding, and ComEd does not view these cases as having a material impact on its financial position or results of operations.

  NUCLEAR MATTERS. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998; however, this delivery schedule is expected to be delayed significantly. It is not certain when the DOE will accept high-level radioactive waste from ComEd and other operators of nuclear power plants. Extended delays or a default by the DOE would lead to consideration of costly alternatives involving serious siting and environmental issues. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. ComEd has primary responsibility for the interim storage of its spent nuclear fuel. ComEd's capability to store spent fuel is more than adequate for some years to come. All stations except Dresden and Zion stations will have spent fuel capacity at least through the year 2009. Dresden station has capacity through 2001. Zion station has capacity through 2005. Meeting spent fuel storage requirements beyond the years described above could require new and separate storage facilities, the costs for which have not been determined.

  The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for low-level radioactive waste and restrict use of such facilities to waste generated within the region. Since July 1, 1994, there have been no commercial operating sites in the United States for the disposal of low-level radioactive waste available to ComEd. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress as required by the Waste Policy Act. Neither Illinois nor Kentucky currently has an operational site, and one is currently not expected to be operational until after the year 2000. ComEd has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste and is planning additional such capacity pending development of disposal facilities by the state of Illinois. ComEd anticipates the possibility of serious difficulties in disposing of low-level radioactive waste.

  During the past several years, the NRC has placed two of ComEd's nuclear generating stations, Zion station and Dresden station, on its list of plants to be monitored closely. Although Zion station (which was placed on the list in early 1991) was removed from that list in February 1993, Dresden station (which was placed on the list in early 1992) remains on the list. The NRC concern with Dresden station was that, although processes and programs were in place to make improvements, the rate of improvement needed to accelerate. In February 1995, the NRC reported that a sense of progress at Dresden station is evident, but that more time is needed to determine if the improving trend will continue. Because of the age of Zion, Dresden and Quad-Cities stations, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations. Beginning in late 1992, ComEd restructured its management of its nuclear operations division and since that time has committed additional resources to the stations' operations.

  In January 1994, ComEd was notified by the NRC that ComEd's LaSalle County and Quad-Cities stations were placed on the list of plants with adverse performance trends. ComEd was informed that the NRC concerns about LaSalle County station included, among other matters, deficient radiation worker practices. The NRC concerns with Quad-Cities station included, among other matters, deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems. ComEd has provided written and verbal responses to the NRC and is working to resolve the concerns. In February 1995, the NRC concluded that LaSalle County had arrested the adverse trends in most areas and "normal" designation should be returned. Like Dresden and LaSalle County, the NRC noted that positive developments had been observed at Quad-Cities but additional time was required to determine if those developments had been effective in arresting the adverse trends and thus Quad-Cities remains on the list of plants with adverse performance trends. As noted above, ComEd anticipates continued expenditures in order to improve reliability and to meet

NRC regulatory expectations in connection with Zion, Dresden and Quad-Cities stations. In addition, generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1993; however, certain intervenors have appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance.

  In accordance with a commitment to the NRC, ComEd examined its operating boiling water nuclear generating units in 1983 to determine the existence or extent of inter-granular stress corrosion in certain of the large diameter piping in those units. Inter-granular stress corrosion was discovered in the Dresden and Quad-Cities units. ComEd replaced the stainless steel piping susceptible to stress corrosion at Dresden Unit 3 and is taking alternative remedial actions which are intended to minimize the need to replace such piping at Dresden Unit 2, Quad-Cities Units 1 and 2 and LaSalle County Units 1 and 2. If ComEd is required to replace all of such piping, the estimated construction expenditures, in current-year (1995) dollars, would be approximately $645 million.

  ComEd has studied the possibility of having to replace the steam generators at its Zion station. The initial studies were completed in June 1991 and additional follow-up studies are continuing. Based on the most recent findings of these studies, it will not be necessary to replace the Zion steam generators until at least the year 2005 and ComEd believes that the potential exists that replacement will not be necessary during the original operating license life, which expires in 2013. ComEd has also studied the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1. The studies indicate that, from a technical standpoint, the steam generators should be replaced and, from an economic standpoint, the replacements should be performed at the earliest possible time. The steam generator replacements are currently planned to be completed in 1998 for Braidwood Unit 1 and in 1999 for Byron Unit 1. The estimated replacement costs, including the costs of removal of the existing steam generators, are approximately $235 million for each unit. Approximately $170 million of expenditures are included in the current 1995-97 construction program. See "Litigation" herein concerning litigation by ComEd against Westinghouse concerning steam generators.

  During the year 1994, civil penalties were imposed on ComEd by the NRC on eight occasions for violations of NRC regulations in amounts aggregating $867,500. Since January 1, 1995, the NRC has imposed on ComEd two civil penalties in the amount of $200,000 for violations of NRC regulations. There is one potentially enforceable issue currently outstanding and under review by the NRC.

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

  The Great Lakes Critical Programs Act of 1990 requires that, following the issuance of guidance by the U.S. EPA, the states of Illinois and Indiana, among others, adopt water quality standards, policies and procedures to assure protection of the water quality of the Great Lakes. Water quality standards and procedures that the states would be required to adopt are to be based on the U.S. EPA's final guidance issued on March 13, 1995. ComEd is presently evaluating the final guidance to assess the extent to which it may impact certain ComEd facilities. Ultimately, the new rules may require that ComEd install additional pollution control equipment or restrict operations at its facilities that discharge, either directly or indirectly, into Lake Michigan.

  The Clean Air Amendments require reductions in sulfur dioxide emissions from ComEd's Kincaid station. The Clean Air Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide have been issued by the U.S. EPA based largely on historical levels of sulfur dioxide emissions. These allowances are transferable and marketable. ComEd's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on ComEd and the Indiana Company's ability to acquire additional allowances or to reduce emissions below otherwise allowable levels from their existing generating plants. In addition, the Clean Air Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. ComEd's Clean Air Compliance Plan for Kincaid station was approved by the ICC on July 8, 1993. In late 1993, however, a federal court declared the Illinois law under which the approval was received to be unconstitutional and compliance plans prepared and approved in reliance on the law to be void. In January 1995, the federal court's decision was affirmed by the U.S. Court of Appeals and Illinois has decided to not pursue further appeals. ComEd is currently burning low sulfur coal at Kincaid station to meet Clean Air Act Phase I requirements. ComEd will determine future compliance plans for Kincaid station as necessary.

  The Clean Air Amendments also require reductions in nitrogen oxide emissions from ComEd and the Indiana Company's fossil fuel generating units. On March 6, 1995, the U.S. EPA issued a proposed rule exempting existing sources inside the Chicago ozone non-attainment area from further nitrogen oxide emission reductions. The Illinois EPA is now considering nitrogen oxide emission reductions at ComEd generating stations outside the Chicago ozone non-attainment area due to ozone transport. Under the Acid Rain program, the U.S. EPA will prepare nitrogen oxide emission regulations for all of ComEd's boilers with a compliance date of January 1, 2000.

  CERCLA provides for immediate response and removal actions coordinated by the U.S. EPA to releases of hazardous substances into the environment and authorizes the U.S. Government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the U.S. EPA on the NPL. These responsible parties can be ordered to perform a cleanup, can be sued for costs associated with a U.S. EPA directed cleanup, or may voluntarily settle with the U.S. Government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. ComEd and its subsidiaries are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA.

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1995) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, ComEd has recorded a reserve as of December 31, 1994 and March 31, 1995 of approximately $25 million, which reflects the low end of the range of its estimate of the liability associated with former MGP sites. In addition, as of December 31, 1994 and March 31, 1995, ComEd has recorded a reserve of $8 million, representing its estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  On July 17, 1991, the U.S. Government filed a complaint in U.S. District Court alleging that ComEd and four other defendants are PRPs for remediation costs associated with surface, soil and groundwater contamination alleged to have occurred from the disposal by other persons of hazardous wastes at a site located near ComEd's Byron station in Byron, Illinois. The U.S. Government alleges that a portion of the site is owned by ComEd. The U.S. Government is presently seeking reimbursement from the PRPs for past study and response costs associated with the site of approximately $7 million. ComEd is currently pursuing a negotiated settlement and is not actively pursuing cost recovery from other PRPs at this time.

  On October 16, 1992, the U.S. EPA notified ComEd and four other companies, including the site operator, that they were PRPs for the costs associated with the investigation and removal of contaminated soil at the Elgin Salvage and Supply site in Elgin, Illinois. On April 19, 1993, the U.S. EPA issued an order under Section 106 of CERCLA to ComEd and the other parties to investigate and remove the contamination from the site. ComEd sent substantial amounts of scrap cable and other scrap metal to the site. The site investigation and remediation was completed in March 1995 at a cost of approximately $9 million, except for final U.S. EPA project review. The site operator claims to be unable to fund more than a small share of the removal costs. Consequently, the other parties have agreed to an interim allocation of the removal costs. The interim agreement allocates 55% of the removal costs to ComEd. ComEd and the other PRPs have filed a cost recovery action against the site operator and the site owners to require that they provide their share of the remediation costs. ComEd and the site owner are in litigation with several insurance companies for claims. Additional PRPs are being sought.

  In the operation of its electric distribution system, ComEd utilized equipment containing PCBs. Such equipment included transformers located in customer-owned buildings and in sidewalk vaults. Under regulations adopted by the U.S. EPA, these transformers containing PCBs were required to be modified

(with non-PCB fluid) or be replaced. ComEd has completed the replacement of over 2,000 PCB fluid transformers that were located in or near commercial buildings and were subject to the federal regulations. The estimated cost to ComEd of replacing or modifying these transformers and disposing of the PCB fluid was approximately $120 million, which had been expended through the end of 1993. Some of ComEd's electrical equipment containing PCBs was sent to scrap and salvage facilities and, as a result, ComEd may be liable for penalties and for the costs of cleanup of those facilities. An accident or spill involving PCB oil-filled electrical equipment, resulting in exposure of persons or property to PCBs or their by-products, could result in material liability claims against ComEd.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1994 or in these Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1995, which could have such an effect.

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

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated January 9, 1995 was filed by Unicom and ComEd describing the Rate Order relating to ComEd's rate increase.

    A Current Report on Form 8-K dated January 27, 1995 was filed containing Unicom's financial statements as of, and for the year ended, December 31, 1994.

    A Current Report on Form 8-K dated January 27, 1995 was filed containing ComEd's financial statements as of, and for the year ended, December 31, 1994.

    A Current Report on Form 8-K/A-1 dated January 27, 1995 was filed to amend the Current Report on Form 8-K by refiling ComEd's financial statements as of, and for the year ended, December 31, 1994 in their entirety.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May, 1995. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX
                                 -------------


Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended March 31, 1995:


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