Form 10-Q
period 1995-06-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1995-08-11
CIK 918040, 22606

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

                  For the quarterly period ended June 30, 1995

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

Common Stock outstanding at July 31, 1995:
    Unicom Corporation                           214,756,773 shares
    Commonwealth Edison Company                  214,192,475 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                         QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1995 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to any other companies affiliated with Unicom Corporation.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Income for the three months, six months
     and twelve months ended June 30, 1994 and 1995......................     5
    Consolidated Balance Sheets--December 31, 1994 and June 30, 1995.....   6-7
    Statements of Consolidated Capitalization--December 31, 1994 and June
     30, 1995............................................................     8
    Statements of Consolidated Retained Earnings for the three months,
     six months and twelve months ended June 30, 1994 and 1995...........     9
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 1994 and 1995...............    10
    Notes to Financial Statements........................................ 11-30
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 31-42
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    44
    Statements of Consolidated Income for the three months, six months
     and twelve months ended June 30, 1994 and 1995......................    45
    Consolidated Balance Sheets--December 31, 1994 and June 30, 1995..... 46-47
    Statements of Consolidated Capitalization--December 31, 1994 and June
     30, 1995............................................................    48
    Statements of Consolidated Retained Earnings for the three months,
     six months and twelve months ended June 30, 1994 and 1995...........    49
    Statements of Consolidated Premium on Common Stock and Other Paid-In
     Capital for the three months, six months and twelve months ended
     June 30, 1994 and 1995..............................................    49
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 1994 and 1995...............    50
    Notes to Financial Statements........................................ 51-55
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    56
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 57-62
  Item 4. Submission of Matters to a Vote of Security Holders............ 62-63
  Item 6. Exhibits and Reports on Form 8-K...............................    63
SIGNATURES...............................................................    64

                                  DEFINITIONS

  The following terms are used in the text of this document with the following meanings:

          TERM                                   MEANING
 ----------------------- ------------------------------------------------------
 AFUDC                   Allowance for funds used during construction
 AMT                     Alternative minimum tax
 CERCLA                  Comprehensive Environmental Response, Compensation and
                          Liability Act of 1980, as amended
 CFC                     Chlorofluorocarbon
 Circuit Court           Circuit Court of Cook County, Illinois
 Clean Air Amendments    Clean Air Act Amendments of 1990
 ComEd                   Commonwealth Edison Company
 Cotter                  Cotter Corporation, which is a wholly-owned subsidiary
                          of ComEd.
 DOE                     U.S. Department of Energy
 EEOC                    Equal Employment Opportunity Commission
 EMFs                    Electric and magnetic fields
 FASB                    Financial Accounting Standards Board
 FERC                    Federal Energy Regulatory Commission
 Fuel Matters Settlement A settlement relating to the ICC fuel reconciliation proceedings involving ComEd for the period from 1985
                          through 1988 and to future challenges by the settling
                          parties to the prudence of ComEd's western coal costs
                          for the period from 1989 through 1992.
 ICC                     Illinois Commerce Commission
 Illinois EPA            Illinois Environmental Protection Agency
 Indiana Company         Commonwealth Edison Company of Indiana, Inc., which is
                          a wholly-owned subsidiary of ComEd.
 IPCB                    Illinois Pollution Control Board
 MAIN                    Mid-America Interconnected Network
 MGP                     Manufactured gas plant
 NEIL                    Nuclear Electric Insurance Limited
 NML                     Nuclear Mutual Limited
 NOPR                    Notice of Proposed Rulemaking issued by the FERC
 NPDES                   National Pollutant Discharge Elimination System
 NPL                     National Priorities List
 NRC                     Nuclear Regulatory Commission
 PCBs                    Polychlorinated biphenyls
 PRPs                    Potentially responsible parties under CERCLA
 Rate Matters Settlement A settlement concerning the proceedings relating to
                          ComEd's 1985 and 1991 ICC rate orders (which orders
                          related to, among other things, the recovery of costs
                          associated with ComEd's four most recently completed
                          nuclear generating units), the proceedings related to
                          the reduction in the difference between ComEd's
                          summer and non-summer residential rates that was
                          effected in the summer of 1988, outstanding issues
                          related to the appropriate interest rate and rate
                          design to be applied to a refund made by ComEd during
                          1990 related to a 1988 ICC rate order, and matters
                          related to a rider to ComEd's rates that it was
                          required to file as a result of the change in the
                          federal corporate income tax rate made by the Tax
                          Reform Act of 1986.
 Rate Order              ICC rate order issued on January 9, 1995, as
                          subsequently modified
 Remand Order            ICC rate order issued in January 1993, as subsequently
                          modified
 SEC                     Securities and Exchange Commission
 SFAS                    Statement of Financial Accounting Standards
 Unicom                  Unicom Corporation
 Unicom Enterprises      Unicom Enterprises Inc., which is a wholly-owned
                          subsidiary of Unicom.
 Unicom Thermal          Unicom Thermal Technologies Inc., which is a wholly-
                          owned subsidiary of Unicom Enterprises.
 Units                   ComEd's nuclear generating units known as Byron Unit 2
                          and Braidwood Units 1 and 2
 U.S. EPA                U.S. Environmental Protection Agency
 Westinghouse            Westinghouse Electric Corporation

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of December 31, 1994 and June 30, 1995, and the related statements of consolidated income, retained earnings and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of December 31, 1994 and June 30, 1995, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1995, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP
Chicago, Illinois
August 8, 1995

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, six months and twelve months ended June 30, 1994 and 1995 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                 JUNE 30                 JUNE 30                 JUNE 30
                          ----------------------  ----------------------  -----------------------
                             1994        1995        1994        1995        1994         1995
                          ----------  ----------  ----------  ----------  -----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues:
 Operating revenues.....  $1,436,915  $1,559,514  $2,967,890  $3,137,632  $ 6,457,917  $6,463,173
 Provisions for revenue
  refunds...............      (4,749)          7     (10,974)         25   (1,154,493)     (4,911)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $1,432,166  $1,559,521  $2,956,916  $3,137,657  $ 5,303,424  $6,458,262
                          ----------  ----------  ----------  ----------  -----------  ----------
Operating Expenses and
 Taxes:
 Fuel...................  $  261,769  $  254,575  $  525,984  $  527,432  $ 1,152,060  $1,051,300
 Purchased power........      27,684       6,443      44,833       9,986       49,239      24,276
 Deferred
  (under)/overrecovered
  energy costs--net ....     (32,712)      4,625     (20,959)      1,262      (19,764)     24,161
 Operation..............     394,189     371,637     792,998     757,425    1,544,943   1,497,669
 Maintenance............     170,367     139,597     335,644     284,923      616,492     510,598
 Depreciation...........     221,937     224,846     443,869     449,952      876,506     893,556
 Recovery of regulatory
  assets................       3,818       3,818       7,817       7,636       11,522      15,272
 Taxes (except income)..     188,286     189,740     388,359     399,673      717,615     799,110
 Income taxes--
   Current--Federal.....      21,819      47,770      56,467     101,011      (39,403)    200,973
   --State..............       1,113      16,367       1,825      28,107      (18,743)     28,195
   Deferred--Federal--
    net.................      (8,305)     27,037     (15,052)     39,348       80,670     157,793
   --State--net.........       4,484       3,572      11,624       8,061       37,840      61,454
 Investment tax credits
  deferred--net ........      (7,201)     (7,179)    (14,425)    (14,358)     (29,236)    (28,690)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $1,247,248  $1,282,848  $2,558,984  $2,600,458  $ 4,979,741  $5,235,667
                          ----------  ----------  ----------  ----------  -----------  ----------
Operating Income........  $  184,918  $  276,673  $  397,932  $  537,199  $   323,683  $1,222,595
                          ----------  ----------  ----------  ----------  -----------  ----------
Other Income and
 (Deductions):
 Interest on long-term
  debt..................  $ (155,841) $ (150,836) $ (312,993) $ (303,106) $  (630,013) $ (611,338)
 Interest on notes
  payable...............        (102)       (221)       (189)       (372)        (361)       (741)
 Allowance for funds
  used during
  construction--
   Borrowed funds.......       4,317       3,192      10,495       4,877       20,979      13,294
   Equity funds.........       5,070       3,776      12,426       5,869       25,428      16,071
 Income taxes applicable
  to nonoperating
  activities............      23,303         201      20,570         469       44,318       6,974
 Income tax reduction
  for disallowed plant
  costs.................         --          --          --          --           792         --
 Deferred carrying
  charges...............         --          --          --          --       438,183         --
 Interest and other
  costs for 1993
  Settlements...........      (7,418)        --      (17,893)        (61)    (116,567)     (3,632)
 Provision for dividends
  on preferred and
  preference stocks of
  Commonwealth Edison
  Company...............     (15,483)    (16,865)    (31,028)    (33,773)     (63,401)    (67,673)
 Miscellaneous--net.....     (62,103)     (7,054)    (66,639)    (13,635)    (102,598)    (35,830)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $ (208,257) $ (167,807) $ (385,251) $ (339,732) $  (383,240) $ (682,875)
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss).......  $  (23,339) $  108,866  $   12,681  $  197,467  $   (59,557) $  539,720
                          ==========  ==========  ==========  ==========  ===========  ==========
Average Number of Common
 Shares Outstanding.....     213,923     214,677     213,851     214,553      213,733     214,382
Earnings (Loss) per
 Common Share...........      $(0.11)      $0.51       $0.06       $0.92       $(0.28)      $2.52
Cash Dividends Declared
 per Common Share.......      $ 0.40       $0.40       $0.80       $0.80       $ 1.60       $1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   JUNE 30,
                       ASSETS                             1994         1995
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,043 million
   and $1,071 million, respectively)................. $26,257,665   $26,602,248
  Less--Accumulated provision for depreciation.......   9,623,756    10,129,990
                                                      -----------   -----------
                                                      $16,633,909   $16,472,258
  Nuclear fuel, at amortized cost....................     689,424       675,334
                                                      -----------   -----------
                                                      $17,323,333   $17,147,592
                                                      -----------   -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $   880,944   $ 1,095,393
  Subsidiary companies...............................     118,051       118,735
  Other, at cost.....................................      41,292        57,465
                                                      -----------   -----------
                                                      $ 1,040,287   $ 1,271,593
                                                      -----------   -----------
Current Assets:
  Cash............................................... $     1,927   $     4,871
  Temporary cash investments.........................      75,008       103,665
  Other cash investments.............................      19,588        20,167
  Special deposits...................................      29,603        29,280
  Receivables--
    Customers........................................     463,241       528,753
    Taxes............................................      36,228         5,963
    Other............................................      67,389        41,736
    Provisions for uncollectible accounts............     (10,720)      (11,388)
  Coal and fuel oil, at average cost.................     108,872       133,298
  Materials and supplies, at average cost............     384,612       366,530
  Deferred unrecovered energy costs..................      48,697        40,242
  Deferred income taxes related to current assets and
   liabilities--
    Loss carryforward................................      10,090           --
    Other............................................     110,267       121,205
  Prepayments and other..............................      57,050        38,243
                                                      -----------   -----------
                                                      $ 1,401,852   $ 1,422,565
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,604,270   $ 2,527,016
  Unrecovered energy costs...........................     643,438       623,582
  Other..............................................     108,308        44,318
                                                      -----------   -----------
                                                      $ 3,356,016   $ 3,194,916
                                                      -----------   -----------
                                                      $23,121,488   $23,036,666
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,  JUNE 30,
            CAPITALIZATION AND LIABILITIES                 1994        1995
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,448,127  $ 5,483,643
  Preferred and preference stocks of Commonwealth
   Edison Company--
    Without mandatory redemption requirements.........     508,147      508,109
    Subject to mandatory redemption requirements......     292,163      289,183
  Long-term debt of subsidiary companies..............   7,453,206    7,315,678
                                                       -----------  -----------
                                                       $13,701,643  $13,596,613
                                                       -----------  -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $       --   $    40,000
    Bank loans........................................       7,150        7,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     560,545      468,533
  Accounts payable....................................     350,958      313,546
  Accrued interest....................................     182,745      185,439
  Accrued taxes.......................................     206,973      293,534
  Dividends payable...................................     102,647      102,750
  Customer deposits...................................      44,514       44,066
  Other...............................................      85,845       92,350
                                                       -----------  -----------
                                                       $ 1,541,377  $ 1,547,368
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,383,347  $ 4,405,436
  Accumulated deferred investment tax credits.........     717,752      703,394
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     589,757      607,052
  Obligations under capital leases of subsidiary com-
   panies.............................................     433,184      396,452
  Regulatory liabilities..............................     699,426      613,385
  Other...............................................   1,055,002    1,166,966
                                                       -----------  -----------
                                                       $ 7,878,468  $ 7,892,685
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 19)
                                                       $23,121,488  $23,036,666
                                                       ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                      DECEMBER 31,  JUNE 30,
                                                         1994         1995
                                                      -----------  -----------
                                                      (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--214,340,067 shares and 214,756,773
    shares, respectively............................. $ 4,890,931  $ 4,900,697
  Preference stock expense of Commonwealth Edison
   Company...........................................      (3,775)      (3,768)
  Retained earnings..................................     560,971      586,714
                                                      -----------  -----------
                                                      $ 5,448,127  $ 5,483,643
                                                      -----------  -----------
Preferred and Preference Stocks of Commonwealth
 Edison Company--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957  $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--100,323 shares and 99,112 shares,
      respectively...................................       3,190        3,152
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding...........................         --           --
                                                      -----------  -----------
                                                      $   508,147  $   508,109
                                                      -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--3,113,205 shares and 3,083,205
      shares, respectively........................... $   309,964  $   306,984
    Current redemption requirements for preference
     stock included in current liabilities...........     (17,801)     (17,801)
                                                      -----------  -----------
                                                      $   292,163  $   289,183
                                                      -----------  -----------
Long-Term Debt of Subsidiary Companies:
  First mortgage bonds:
    Maturing 1995 through 1999--5 1/4% to 7%......... $   818,000  $   715,000
    Maturing 2000 through 2009--5.30% to 9 3/8%......   2,220,500    2,220,400
    Maturing 2010 through 2019--5.85% to 9 5/8%......   1,106,000    1,106,000
    Maturing 2020 through 2023--7 3/4% to 9 7/8%.....   1,870,000    1,870,000
                                                      -----------  -----------
                                                      $ 6,014,500  $ 5,911,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     112,593      111,052
  Pollution control obligations, due 2004 through
   2014--4% to 9 1/8%................................     337,200      337,200
  Other long-term debt...............................   1,451,449    1,289,409
  Deposit for retirement of long-term debt...........         --          (377)
  Current maturities of long-term debt included in
   current liabilities...............................    (395,554)    (268,756)
  Unamortized net debt discount and premium..........     (66,982)     (64,250)
                                                      -----------  -----------
                                                      $ 7,453,206  $ 7,315,678
                                                      -----------  -----------
                                                      $13,701,643  $13,596,613
                                                      ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                             THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
                                   JUNE 30             JUNE 30             JUNE 30
                             -------------------- ------------------ -------------------
                               1994       1995      1994      1995     1994       1995
                             ---------  --------- --------  -------- --------  ---------
                                             (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period....................  $ 499,655  $ 563,761 $549,152  $560,971 $793,449  $390,691
Add--Net income (loss).....    (23,339)   108,866   12,681   197,467  (59,557)  539,720
                             ---------  --------- --------  -------- --------  --------
                             $ 476,316  $ 672,627 $561,833  $758,438 $733,892  $930,411
                             ---------  --------- --------  -------- --------  --------
Deduct--
   Cash dividends de-
    clared on common
    stock..................  $  85,628  $  85,906 $171,146  $171,717 $342,076  $343,131
   Other capital stock
    transactions--net......         (3)         7       (4)        7    1,125       566
                             ---------  --------- --------  -------- --------  --------
                             $  85,625  $  85,913 $171,142  $171,724 $343,201  $343,697
                             ---------  --------- --------  -------- --------  --------
Balance at End of Period...  $ 390,691  $ 586,714 $390,691  $586,714 $390,691  $586,714
                             =========  ========= ========  ======== ========  ========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                JUNE 30               JUNE 30                  JUNE 30
                          --------------------  ---------------------  ------------------------
                            1994       1995       1994        1995        1994         1995
                          ---------  ---------  ---------  ----------  -----------  -----------
                                               (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income (loss)......  $ (23,339) $ 108,866  $  12,681  $  197,467  $   (59,557) $   539,720
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization........    230,948    238,254    463,681     476,883      923,168      942,567
   Deferred income taxes
    and investment tax
    credits--net........    (32,359)    24,350    (36,894)     34,295       64,873      197,470
   Equity component of
    allowance for funds
    used during
    construction........     (5,070)    (3,776)   (12,426)     (5,869)     (25,428)     (16,071)
   Provisions for
    revenue refunds and
    related interest....     12,220       (231)    28,990        (231)   1,239,598        8,327
   Revenue refunds and
    related interest....   (327,016)        20   (673,568)     15,135     (860,661)    (532,947)
   Recovery/(deferral)
    of regulatory
    assets/deferred
    carrying charges--
    net.................      3,818      3,818      7,817       7,636     (426,661)      15,272
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................     15,930        180     31,537         560       31,675        2,603
   Net effect on cash
    flows of changes in:
     Receivables........    (28,055)   (10,144)   185,589      (8,926)     124,869      (80,300)
     Coal and fuel oil..    (22,047)   (12,802)   (19,275)    (24,426)     100,941       (2,271)
     Materials and
      supplies..........      3,169      4,475        176      18,082       14,089       36,008
     Accounts payable
      adjusted for
      nuclear fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     67,650     64,064     15,200      78,205      268,645      179,570
     Accrued interest
      and taxes.........     (8,880)     5,572     41,844      89,255       25,860      117,942
     Other changes in
      certain current
      assets and
      liabilities.......    (53,995)     4,403    (34,775)      9,888      (36,757)      (9,991)
   Other--net...........     97,939     49,150    137,171     129,890      149,450      126,047
                          ---------  ---------  ---------  ----------  -----------  -----------
                          $ (69,087) $ 476,199  $ 147,748  $1,017,844  $ 1,534,104  $ 1,523,946
                          ---------  ---------  ---------  ----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(195,862) $(185,870) $(383,586) $ (392,133) $  (843,690) $  (748,226)
 Nuclear fuel
  expenditures..........    (56,550)   (72,297)  (105,299)   (111,154)    (213,919)    (263,120)
 Equity component of
  allowance for funds
  used during
  construction..........      5,070      3,776     12,426       5,869       25,428       16,071
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --     (96,229)    (96,229)    (132,550)    (132,550)
 Investment in
  subsidiary companies..        --          (1)       --           (1)         --           (50)
 Other cash investments
  and special deposits..    548,883      7,420    620,532        (579)       3,654          876
                          ---------  ---------  ---------  ----------  -----------  -----------
                          $ 301,541  $(246,972) $  47,844  $ (594,227) $(1,161,077) $(1,126,999)
                          ---------  ---------  ---------  ----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $ 211,576  $   5,000  $ 277,114  $   25,000  $ 1,226,954  $   294,175
  Capital stock.........      3,996      5,586      5,031       9,745       10,982       85,751
 Retirement and
  redemption of
  securities--
  Long-term debt........   (300,445)  (262,026)  (355,752)   (291,663)  (1,197,115)    (639,841)
  Capital stock.........     (2,887)    (3,000)    (2,887)     (3,000)     (62,031)     (17,822)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............     16,082      1,403      3,194        (271)     155,392         (274)
 Premium paid on early
  redemption of long-
  term debt.............       (400)       --        (900)        --       (26,355)      (3,664)
 Cash dividends paid on
  common stock..........    (85,518)   (85,812)  (171,018)   (171,550)    (341,857)    (342,854)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     51,056        --     168,020     115,340      250,628      253,968
 Nuclear fuel lease
  principal payments....    (46,091)   (52,832)   (99,536)   (115,617)    (226,862)    (225,770)
 Increase in short-term
  borrowings............        --      40,000        150      40,000          500       41,050
                          ---------  ---------  ---------  ----------  -----------  -----------
                          $(152,631) $(351,681) $(176,584) $ (392,016) $  (209,764) $  (555,281)
                          ---------  ---------  ---------  ----------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $  79,823  $(122,454) $  19,008  $   31,601  $   163,263  $  (158,334)
Cash and Temporary Cash
 Investments at
 Beginning of Period....    187,047    230,990    247,862      76,935      103,607      266,870
                          ---------  ---------  ---------  ----------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 266,870  $ 108,536  $ 266,870  $  108,536  $   266,870  $   108,536
                          =========  =========  =========  ==========  ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  Corporate Structure and Basis of Presentation. Unicom was incorporated in January 1994, and became the parent corporation of ComEd and Unicom Enterprises in a corporate restructuring that became effective on September 1, 1994. Previously, Unicom Enterprises was a wholly-owned subsidiary of ComEd. The restructuring was accounted for by the pooling-of-interests method. Under this method, the assets, liabilities and ownership interests of each of the companies are combined at their existing recorded amounts as of the restructuring date, and the financial statements are presented herein as if the restructuring took place as of the earliest period shown. In the restructuring, each of the 214,185,572 outstanding shares of ComEd common stock, par value $12.50 per share, was converted into one fully paid and non-assessable share of Unicom common stock, without par value. The preferred and preference stocks, common stock purchase warrants, first mortgage bonds and other debt obligations of ComEd and the Indiana Company were unchanged in the restructuring and remain their outstanding securities and obligations.

  ComEd, an electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary of Unicom and is engaged, through its subsidiary, Unicom Thermal, in energy service activities. Unicom also has several other subsidiaries that intend to engage in unregulated activities.

  The consolidated financial statements include the accounts of Unicom, ComEd, the Indiana Company and Unicom's unregulated subsidiaries. All significant intercompany transactions have been eliminated. ComEd's investments in other subsidiary companies, which are not material in relation to ComEd's financial position or results of operations, are accounted for in accordance with the equity method of accounting.

  Regulation. ComEd is subject to regulation as to accounting and ratemaking policies and practices by the ICC and FERC. ComEd's accounting policies and the accompanying consolidated financial statements conform to generally accepted accounting principles applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Such effects concern mainly the time at which various items enter into the determination of net income in order to follow the principle of matching costs and revenues.

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected in base rates at December 31, 1994 and June 30, 1995 were as follows:

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                                                         DECEMBER 31,  JUNE 30,
                                                             1994        1995
                                                         ------------ ----------
                                                         (THOUSANDS OF DOLLARS)
Regulatory assets:
  Deferred income taxes (1).............................  $1,791,395  $1,727,351
  Deferred carrying charges (2).........................     422,966     416,444
  Nuclear decommissioning costs--Dresden Unit 1 (3).....     141,405     144,113
  Unamortized loss on reacquired debt (4)...............     176,128     168,353
  Other.................................................      72,376      70,755
                                                          ----------  ----------
                                                          $2,604,270  $2,527,016
                                                          ==========  ==========
Regulatory liabilities:
  Deferred income taxes (1).............................  $  650,813  $  613,385
  Other.................................................      48,613         --
                                                          ----------  ----------
                                                          $  699,426  $  613,385
                                                          ==========  ==========

- --------
(1) Recorded in compliance with SFAS No. 109. See Note 14 for additional information.
(2) Amortized over the remaining life of the Units.
(3) Amortized over the remaining life of Dresden station. See "Depreciation and Decommissioning" below for additional information.
(4) Amortized over the lives of the long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

For additional information related to deferred carrying charges, see "Deferred Carrying Charges" under the subcaption "Results of Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also "Deferred Unrecovered Energy Costs" below regarding the fuel adjustment clause, the DOE assessment and coal reserves.

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

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. ComEd's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately 8.2 million, 8.1 million and 8.2 million as of December 31, 1994, 1993 and 1992, respectively. It includes the city of Chicago, an area of about 225 square miles with an estimated population of three million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended June 30, 1995. ComEd had approximately 3.4 million electric customers at June 30, 1995.

  Depreciation and Decommissioning. ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at average annual rates of 3.13% and

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

3.14% for the three months ended June 30, 1994 and 1995, respectively, and 3.13% for the six months and twelve months ended June 30, 1994 and 1995, of average depreciable utility plant and equipment. The annual rate for nuclear plant and equipment is 2.88%, which excludes separately collected decommissioning costs.

  Nuclear plant decommissioning costs are accrued over the expected service lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the useful life of each related generating station. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's twelve operating units have estimated remaining service lives ranging from 11 to 33 years. ComEd's first nuclear unit, Dresden Unit 1, is retired and will be dismantled upon the retirement of the remaining units at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs, including the cost of decontamination and dismantling but excluding a contingency allowance, are estimated to aggregate $3.5 billion in current-year (1995) dollars. ComEd estimates that it will expend approximately $15 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations.

  On January 9, 1995, the ICC issued the Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. In the Rate Order, the ICC determined that ComEd's annual nuclear plant decommissioning cost collections from its ratepayers should be reduced from the $127 million previously authorized in the 1991 ICC rate order to $112.7 million. The $112.7 million annual collection amount primarily resulted from the ICC's decision to exclude from ComEd's costs subject to collection a contingency allowance. Contingency allowances used in decommissioning cost estimates provide for currently unforeseeable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the identifiable costs. However, the Rate Order established a rider which will allow annual adjustments to decommissioning cost collections outside of the context of a traditional rate proceeding. Such rider is intended to allow adjustments in decommissioning cost recoveries from ratepayers as changes in cost estimates become identifiable. On February 28, 1995, ComEd submitted its initial rider filing to the ICC to increase its annual collections to $113.5 million, primarily reflecting additional expenditures at Dresden Unit 1, its retired nuclear unit. The ICC approved the rider filing on April 19, 1995.

  As a result of the decommissioning rider filing, beginning May 2, 1995, the effective date of the order related to the rider filing, ComEd began collecting and accruing $113.5 million annually for decommissioning costs. The assumptions used to calculate the $113.5 million decommissioning cost accrual include: the decommissioning cost estimate of $3.5 billion in current-year (1995) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.30% and 6.26%, respectively, as well as an escalation rate for future decommissioning costs of 5.3%. The annual accrual

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES of $113.5 million provided over the lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate approximately $15 billion.

  For the twelve operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of June 30, 1995, the total decommissioning costs included in the accumulated provision for depreciation were approximately $1,150 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at June 30, 1995 in current-year (1995) dollars of $251 million was recorded on the Consolidated Balance Sheets as a noncurrent liability and the unrecovered portion of the liability of approximately $144 million was recorded as a regulatory asset.

   Under Illinois law, decommissioning cost collections are required to be deposited into external trusts; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining service lives of the nuclear plants. At June 30, 1995, the past accruals that are required to be contributed to the external trusts aggregate $162 million. The fair value of funds accumulated in the external trusts at June 30, 1995 was approximately $1,095 million which includes pre-tax unrealized appreciation of $96 million. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation. Such earnings on the external trust funds, which have been recorded as a component of depreciation expense on the Statements of Consolidated Income, were $7,803,000 and $15,186,000 for the three months ended June 30, 1994 and 1995, respectively, $20,329,000 and $26,472,000 for the six months ended June 30, 1994 and 1995, respectively, and $41,268,000 and $43,662,000 for the twelve months ended June 30, 1994 and 1995, respectively.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are currently being recovered through the fuel adjustment clause. See Note 10 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the current interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $76,916,000 and $97,695,000 for the three months ended June 30, 1994 and 1995, respectively, $166,159,000 and $196,539,000 for the six months ended June 30, 1994 and 1995, respectively, and $363,025,000 and $388,407,000 for the twelve months ended June 30, 1994 and 1995, respectively.

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

  AFUDC. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 9.84% and 9.56% for the three months ended June 30, 1994 and 1995, respectively, 9.84% and 9.61% for the six months ended June 30, 1994 and 1995, respectively, and 9.89% and 9.73% for the twelve months ended June 30, 1994 and 1995, respectively. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $183,456,000 and $177,732,000 for the three months ended June 30, 1994 and 1995, respectively, $373,622,000 and $354,728,000 for the six months ended June 30, 1994 and 1995, respectively, and $788,819,000 and $710,816,000 for the twelve months ended June 30, 1994 and 1995, respectively.

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

  Deferred Unrecovered Energy Costs. The fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of December 31, 1994 and June 30, 1995, an asset of approximately $191 million and $182 million, respectively, was recorded, of which the current portion of approximately $15 million has been included in current assets on the Consolidated Balance Sheets. As of December 31, 1994 and June 30, 1995, a corresponding liability of approximately $165 million and $163 million, respectively, was recorded in other noncurrent liabilities and approximately $15 million was recorded in other current liabilities.

  At December 31, 1994 and June 30, 1995, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $498 million and $479 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as the coal is used for the generation of electricity. ComEd expects to recover the costs of the coal reserves by the year 2007. However, ComEd is not earning a return on the expenditures for coal reserves prior to the coal reserves being used for the generation of electricity by including the coal reserves in rate base. Unrecovered fuel costs expected to be recovered within one year amounting to approximately $31 million and $22 million at December 31, 1994 and June 30, 1995, respectively, have been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. See Note 19 for additional information concerning ComEd's coal commitments.

  Certain Investments. Effective January 1, 1994, SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, was adopted. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. For additional information, see Note 11.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 1994 and 1995 was as follows:

                          THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
                                JUNE 30            JUNE 30              JUNE 30
                          ------------------- ------------------ ----------------------
                            1994      1995      1994      1995      1994        1995
                          --------- --------- --------  -------- ----------  ----------
                                            (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $ 146,978 $ 145,067 $320,035  $316,472 $  647,110  $  642,094
   Income taxes (net of
    refunds)............  $  55,798 $  52,953 $(77,591) $ 22,532 $  (81,639) $   95,200
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred by
  subsidiary companies..  $  52,370 $   1,433 $169,869  $118,243 $  255,111  $  258,091

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

  (3) OTHER RATE MATTERS. On January 9, 1995, the ICC issued the Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provides, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates,
(ii) the collection of municipal franchise costs as an adder to base rates until May 1, 1995, when ComEd began collecting such costs prospectively on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 for information related to the level of decommissioning cost collections allowed in the Rate Order. The ICC also determined that the Units were 100% "used and useful" and

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of June 30, 1995, electric operating revenues of approximately $139 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court.

  (4) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At June 30, 1995, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at June 30, 1995 were: preference stock--23,393,205 shares; $1.425 convertible preferred stock-- 99,112 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  (5) COMMON STOCK. At June 30, 1995, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 3,817,118
      Employee Stock Purchase Plan....................................   993,339
      Employee Savings and Investment Plan............................   370,403
                                                                       ---------
                                                                       5,180,860
                                                                       =========

  Common stock for the three months, six months and twelve months ended June 30, 1994 and 1995 was issued as follows:

                          THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                                JUNE 30            JUNE 30            JUNE 30
                          ------------------- ----------------- -------------------
                            1994      1995      1994     1995     1994      1995
                          --------- --------- -------- -------- --------- ---------
Shares of Common Stock
 Issued:
 Long-Term Incentive
  Plan..................        --        --       --   182,882       --    182,882
 Employee Stock Purchase
  Plan..................    154,710   123,824  154,710  123,824   284,656   274,319
 Employee Savings and
  Investment Plan.......     27,600   110,000   65,600  110,000   148,800   129,800
 Conversion of $1.425
  convertible preferred
  stock.................     87,356       --    93,106      --    106,892    91,935
 Conversion of warrants.      5,554       --     5,752      --      6,514     7,522
                          --------- --------- -------- -------- --------- ---------
                            275,220   233,824  319,168  416,706   546,862   686,458
                          ========= ========= ======== ======== ========= =========
                                           (THOUSANDS OF DOLLARS)
Amount of Common Stock
 Issued.................  $   6,958 $   5,587 $  8,180 $  9,745 $  14,589 $  16,346
                          ========= ========= ======== ======== ========= =========

  At December 31, 1994 and June 30, 1995, 83,751 and 83,021 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  (6) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended June 30, 1994. During the twelve months ended June 30, 1995, 3,000,000 shares of ComEd preference stock without mandatory redemption requirements were issued and no shares of ComEd preferred or preference stocks without mandatory redemption requirements were redeemed. The series of ComEd preference stock without mandatory redemption requirements outstanding at June 30, 1995 are summarized as follows:

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                                                                        INVOLUNTARY
                    SHARES           AGGREGATE         REDEMPTION       LIQUIDATION
      SERIES      OUTSTANDING       STATED VALUE        PRICE(1)         PRICE(1)
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
                  ==========          ========

     --------
     (1) Per share plus accrued and unpaid dividends, if any.

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

  (7) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended June 30, 1994 and 1995, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at June 30, 1995 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(1)
- --------------  ----------- ------------ --------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
$8.20              285,705    $ 28,571   $103 through October 31, 1997; and $101 thereafter
$8.40 Series B     360,000      35,757   $101
$8.85              337,500      33,750   $103 through July 31, 1998; and $101 thereafter
$9.25              750,000      75,000   $103 through July 31, 1999; and $101 thereafter
$9.00              650,000      64,431   Non-callable
$6.875             700,000      69,475   Non-callable
                 ---------    --------
                 3,083,205    $306,984
                 =========    ========

- --------
(1) Per share plus accrued and unpaid dividends, if any.

  The annual sinking fund requirements and sinking fund and involuntary liquidation prices per share of the outstanding series of ComEd preference stock subject to mandatory redemption requirements are summarized as follows:

                                                    SINKING
                                                      FUND       INVOLUNTARY
   SERIES         ANNUAL SINKING FUND REQUIREMENT   PRICE(1) LIQUIDATION PRICE(1)
- ------------    ----------------------------------- -------  -------------------
$8.20            35,715 shares                       $100         $100.00
$8.40 Series B   30,000 shares(2)                    $100         $ 99.326
$8.85            37,500 shares                       $100         $100.00
$9.25            75,000 shares                       $100         $100.00
$9.00           130,000 shares beginning in 1996(2)  $100         $ 99.125
$6.875          (3)                                  $100         $ 99.25

- --------
(1) Per share plus accrued and unpaid dividends, if any.
(2) ComEd has a non-cumulative option to increase the annual sinking fund payment on each sinking fund redemption date to retire an additional number of shares, not in excess of the sinking fund requirement, at the applicable redemption price.
(3) All shares are required to be redeemed on May 1, 2000.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Annual remaining sinking fund requirements through 1999 on ComEd preference stock outstanding at June 30, 1995 will aggregate $14,822,000 in 1995, $30,822,000 in 1996, $30,822,000 in 1997, $30,822,000 in 1998 and $30,822,000
in 1999. During the twelve months ended June 30, 1994 and 1995, 612,085 shares and 178,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

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

  (8) LONG-TERM DEBT OF SUBSIDIARY COMPANIES. Sinking fund requirements and scheduled maturities remaining through 1999 for ComEd and the Indiana Company's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at June 30, 1995, after deducting a deposit made for retirement of sinking fund debentures and sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1995-- $103,624,000; 1996--$331,384,000; 1997--$689,314,000; 1998--$350,017,000; and
1999--$152,445,000. Unicom Enterprises' note payable to bank of $25,000,000 will mature in 1997.

  At June 30, 1995, ComEd's outstanding first mortgage bonds maturing through 1999 were as follows:

                                                             PRINCIPAL AMOUNT
                SERIES                                    ----------------------
      ---------------------------                         (THOUSANDS OF DOLLARS)
      5 1/4% due April 1, 1996...........................        $ 50,000
      5 3/4% due November 1, 1996........................          50,000
      5 3/4% due December 1, 1996........................          50,000
      7% due February 1, 1997............................         150,000
      5 3/8% due April 1, 1997...........................          50,000
      6 1/4% due October 1, 1997.........................          60,000
      6 1/4% due February 1, 1998........................          50,000
      6% due March 15, 1998..............................         130,000
      6 3/4% due July 1, 1998............................          50,000
      6 3/8% due October 1, 1998.........................          75,000
                                                                 --------
                                                                 $715,000
                                                                 ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at June 30, 1995 is summarized as follows:

                                    PRINCIPAL
          DEBT SECURITY               AMOUNT                      INTEREST RATE
- ----------------------------------  ---------- ----------------------------------------------------
                                    (THOUSANDS
                                        OF
                                     DOLLARS)
ComEd--
 Notes:
 Medium Term Notes, Series 1N due
  various dates through
  April 1, 1998                     $   50,500 Interest rates ranging from 9.40% to 9.65%
 Medium Term Note, Series 2N due
  July 1, 1996                          10,000 Interest rate of 9.85%
 Medium Term Notes, Series 3N due
  various dates through October
  15, 2004                             322,250 Interest rates ranging from 8.92% to 9.20%
 Medium Term Notes, Series 4N due
  various dates through
  May 15, 1997                          46,000 Interest rates ranging from 8.11% to 8.875%
 Notes due July 15, 1995               100,000 Fixed interest rate of 5.50%
 Notes due February 15, 1997           150,000 Fixed interest rate of 7.00%
 Notes due July 15, 1997               100,000 Fixed interest rate of 6.50%
 Notes due October 15, 2005            235,000 Fixed interest rate of 6.40%
                                    ----------
                                    $1,013,750
                                    ----------
 Long-Term Notes Payable to Banks:
 Note due January 9, 1996           $  100,000 Prevailing interest rate of 6.5625% at June 30, 1995
 Note due June 1, 1997                 150,000 Prevailing interest rate of 6.6875% at June 30, 1995
                                    ----------
                                    $  250,000
                                    ----------
 Purchase Contract Obligations:
 Woodstock due January 2, 1997      $      186 Fixed interest rate of 4.50%
 Hinsdale due April 30, 2005               473 Fixed interest rate of 3.00%
                                    ----------
                                    $      659
                                    ----------
 Total ComEd                        $1,264,409
Unicom Enterprises--
 Note Payable to Bank:
 Note due November 22, 1997             25,000 Prevailing interest rate of 7.0845% at June 30, 1995
                                    ----------
 Total Unicom                       $1,289,409
                                    ==========

  Long-term debt maturing within one year has been included in current liabilities.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  (9) LINES OF CREDIT. ComEd had total bank lines of credit of approximately $922 million and unused bank lines of credit of approximately $915 million at June 30, 1995. Of that amount, $915 million (of which $175 million expires on October 2, 1995, $72 million expires in equal quarterly installments commencing on December 31, 1996 and ending on September 30, 1998 and $668 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

ComEd's credit ratings, or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to $915 million of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire in 1997 of which $175 million was unused as of June 30, 1995. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of December 31, 1994 and June 30, 1995 was as follows:

                                DECEMBER 31, 1994                  JUNE 30, 1995
                         -------------------------------- --------------------------------
                                    UNREALIZED
                                      GAINS                          UNREALIZED
                         COST BASIS  (LOSSES)  FAIR VALUE COST BASIS   GAINS    FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  Short-term
   investments..........  $ 65,203   $   106    $ 65,309   $ 53,218   $   219   $   53,437
  U.S. Government and
   Agency issues........    94,450      (562)     93,888    132,466    11,237      143,703
  Municipal bonds.......   478,074    (7,301)    470,773    456,033    18,683      474,716
  Common stock..........   220,395     9,069     229,464    331,529    60,783      392,312
  Other.................    18,788     2,722      21,510     26,365     4,860       31,225
                          --------   -------    --------   --------   -------   ----------
                          $876,910   $ 4,034    $880,944   $999,611   $95,782   $1,095,393
                          ========   =======    ========   ========   =======   ==========

  At June 30, 1995, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
      Within 1 year.......................................  $ 53,218   $ 53,437
      1 through 5 years...................................    48,745     50,077
      5 through 10 years..................................   216,481    229,664
      Over 10 years.......................................   335,410    351,439

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation (only the realized portion prior to January 1, 1994), for the three months, six months and twelve months ended June 30, 1994 and 1995 were as follows:

                          THREE MONTHS ENDED      SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                JUNE 30                JUNE 30                 JUNE 30
                          --------------------  ----------------------  ----------------------
                            1994       1995       1994        1995        1994        1995
                          ---------  ---------  ---------  -----------  ---------  -----------
                                              (THOUSANDS OF DOLLARS)
Gross proceeds from
 sales of securities....  $ 157,369  $ 799,974  $ 335,029  $ 1,418,581  $ 480,210  $ 1,894,920
Less cost based on spe-
 cific identification...   (158,754)  (795,785)  (332,329)  (1,414,439)  (471,031)  (1,893,808)
                          ---------  ---------  ---------  -----------  ---------  -----------
Realized gains (losses)
 on sales of securities.  $  (1,385) $   4,189  $   2,700  $     4,142  $   9,179  $     1,112
Other realized fund
 earnings net of ex-
 penses.................      9,188     10,997     17,629       22,330     32,089       42,550
                          ---------  ---------  ---------  -----------  ---------  -----------
Total realized net earn-
 ings of the funds......  $   7,803  $  15,186  $  20,329  $    26,472  $  41,268  $    43,662
Unrealized gains (loss-
 es)....................     (4,243)    43,911    (48,453)      91,747    (36,750)      82,252
                          ---------  ---------  ---------  -----------  ---------  -----------
 Total net earnings
  (losses) of the funds.  $   3,560  $  59,097  $ (28,124) $   118,219  $   4,518  $   125,914
                          =========  =========  =========  ===========  =========  ===========

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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks and long-term debt of subsidiary companies were obtained from an independent consultant. The estimated fair values,

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and preferred and preference stock dividends, as of December 31, 1994 and June 30, 1995 were as follows:

                                DECEMBER 31, 1994                   JUNE 30, 1995
                         --------------------------------- --------------------------------
                                                                      UNREALIZED
                          CARRYING  UNREALIZED              CARRYING    LOSSES
                           VALUE     (GAINS)    FAIR VALUE   VALUE     (GAINS)   FAIR VALUE
                         ---------- ----------  ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  Preferred and
   preference stocks of
   Commonwealth Edison
   Company.............. $  818,111 $ (64,443)  $  753,668 $  815,093  $ (4,757) $  810,336
  Long-term debt of
   subsidiary companies. $7,448,236 $(450,429)  $6,997,807 $7,309,279  $265,184  $7,574,463

  Long-term notes payable to banks, which are not included in the above table, amounted to $400 million and $275 million at December 31, 1994 and June 30, 1995, respectively. Such notes, for which interest is paid at prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of bank loans and commercial paper maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portions of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of December 31, 1994 and June 30, 1995; therefore, the carrying value is equal to the fair value.

  (12) PENSION BENEFITS. ComEd and the Indiana Company have non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The December 31, 1994 and June 30, 1995 pension liabilities and related data were estimated pending completion of the January 1, 1995 actuarial valuation.

  During 1994, the companies implemented an early retirement program for employees eligible to retire or who would become eligible to retire after December 31, 1993 and before April 1, 1995. A total of 679 employees accepted the program, resulting in the recognition of approximately $34 million of additional pension cost and an additional increase to the projected benefit obligation of that $34 million and $41 million of unrecognized net loss. The charge to income was approximately $20.5 million after reflecting income tax effects as a result of the program.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The funded status of these plans at December 31, 1994 and June 30, 1995 was as follows:

                                                     DECEMBER 31,   JUNE 30,
                                                         1994         1995
                                                     ------------  -----------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
  Vested benefit obligation........................  $(2,071,000)  $(2,123,000)
  Nonvested benefit obligation.....................     (442,000)     (453,000)
                                                     -----------   -----------
  Accumulated benefit obligation...................  $(2,513,000)  $(2,576,000)
  Effect of projected future compensation levels...     (423,000)     (433,000)
                                                     -----------   -----------
  Projected benefit obligation.....................  $(2,936,000)  $(3,009,000)
Fair value of plan assets, invested primarily in
 U.S. Government, government-sponsored corporation
 and agency securities, fixed income funds,
 registered investment companies, equity index
 funds and other equity funds......................    2,547,000     2,839,000
                                                     -----------   -----------
Plan assets less than projected benefit obligation.  $  (389,000)  $  (170,000)
Unrecognized prior service cost....................       22,000        21,000
Unrecognized transition asset......................     (155,000)     (149,000)
Unrecognized net loss (gain).......................      226,000       (28,000)
                                                     -----------   -----------
  Accrued pension liability........................  $  (296,000)  $  (326,000)
                                                     ===========   ===========

  The assumed discount rate was 8.0% at December 31, 1994 and June 30, 1995, and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

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

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months, six months and twelve months ended June 30, 1994 and 1995 were as follows:

                                  THREE MONTHS ENDED    SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                       JUNE 30               JUNE 30               JUNE 30
                                  -------------------  --------------------  --------------------
                                    1994      1995       1994       1995       1994       1995
                                  --------  ---------  ---------  ---------  ---------  ---------
                                                    (THOUSANDS OF DOLLARS)
Service cost....................  $ 25,000  $  21,000  $  50,000  $  42,000  $  96,000  $  89,000
Interest cost on pro-
 jected benefit obliga-
 tion...........................    54,000     57,000    108,000    114,000    208,000    219,000
Actual loss (return) on
 plan assets....................    19,000   (208,000)    99,000   (375,000)   (29,000)  (435,000)
Early retirement program
 cost...........................    16,000        --      32,000        --      32,000      2,000
Net amortization and deferral...   (85,000)   145,000   (232,000)   249,000   (228,000)   177,000
                                  --------  ---------  ---------  ---------  ---------  ---------
                                  $ 29,000  $  15,000  $  57,000  $  30,000  $  79,000  $  52,000
                                  ========  =========  =========  =========  =========  =========

  In addition, an employee savings and investment plan is available to certain eligible employees of ComEd, Cotter, Unicom Thermal and the Indiana Company. Each participating employee may contribute up to 20% of such employee's base pay and the participating companies match such contribution equal to 70% of up to the first 5% of contributed base salary. The participating companies' contributions were $5,342,000 and $5,656,000 for the three months ended June 30, 1994 and 1995, respectively, $11,427,000 and $12,131,000 for the six months ended June 30, 1994 and 1995, respectively, and $22,484,000 and $23,529,000 for the twelve months ended June 30, 1994 and 1995, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (13) POSTRETIREMENT HEALTH CARE BENEFITS. ComEd and the Indiana Company provide certain postretirement health care benefits for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Substantially all of the employees become eligible for postretirement health care benefits when they reach retirement age while working for the companies. ComEd and the Indiana Company fund the liability for postretirement health care benefits through a trust fund based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The December 31, 1994 and June 30, 1995 postretirement health care liabilities and related data were estimated pending completion of the January 1, 1995 actuarial valuation.

  The funded status of the plan at December 31, 1994 and June 30, 1995 was as follows:

                                                       DECEMBER 31,   JUNE 30,
                                                           1994         1995
                                                       ------------  -----------
                                                        (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated postretirement
 health care obligation:
 Retirees............................................  $  (524,000)  $  (545,000)
 Active fully eligible participants..................       (7,000)       (9,000)
 Other participants..................................     (560,000)     (582,000)
                                                       -----------   -----------
 Accumulated benefit obligation......................  $(1,091,000)  $(1,136,000)
Fair value of plan assets, invested primarily in S&P
 500 common stocks and U.S. Government and listed
 corporate obligations...............................      503,000       562,000
                                                       -----------   -----------
Plan assets less than accumulated postretirement
 health care obligation..............................  $  (588,000)  $  (574,000)
Unrecognized transition obligation...................      531,000       516,000
Unrecognized net gain................................      (61,000)     (116,000)
                                                       -----------   -----------
Accrued liability for postretirement health care.....  $  (118,000)  $  (174,000)
                                                       ===========   ===========

  For 1994 and 1995, different health care cost trends are used for pre-Medicare and post-Medicare expenses. Pre-Medicare trend rates are 14% for 1994 grading down in 0.5% annual increments to 5%. Post-Medicare trend rates are 11.5% for 1994 grading down in 0.5% annual increments to 5%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement health care obligation at January 1, 1995 by approximately $197 million and increase the aggregate of the service and interest cost components of plan costs by approximately $7 million, $14 million and $28 million for the three months, six months and twelve months ended June 30, 1995, respectively. The assumed discount rate used was 8.0% at December 31, 1994 and June 30, 1995 and for the six months ended June 30, 1995, and was 7.5% for the years 1993 and 1994. The annual long-term rate of return on plan assets was 9.5% for the years 1993 and 1994, or 9.1% for the year 1993 and 9.04% for the year 1994, after including income tax effects, and was 9.75%, or 9.32% after including income tax effects, for the six months ended June 30, 1995.

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months, six months and twelve months ended June 30, 1994 and 1995 were as follows:


                          THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
                               JUNE 30             JUNE 30             JUNE 30
                          ------------------  ------------------  -------------------
                            1994      1995      1994      1995      1994       1995
                          --------  --------  --------  --------  --------  ---------
                                         (THOUSANDS OF DOLLARS)
Service cost............  $ 12,000  $ 11,000  $ 24,000  $ 22,000  $ 45,000  $ 45,000
Interest cost on accumu-
 lated benefit obliga-
 tion...................    21,000    22,000    41,000    43,000    76,000    83,000
Actual loss (return) on
 plan assets............     4,000   (40,000)   19,000   (75,000)    4,000   (85,000)
Amortization of transi-
 tion obligation........     7,000     7,000    14,000    14,000    27,000    29,000
Other...................   (14,000)   28,000   (39,000)   52,000   (40,000)   42,000
                          --------  --------  --------  --------  --------  --------
                          $ 30,000  $ 28,000  $ 59,000  $ 56,000  $112,000  $114,000
                          ========  ========  ========  ========  ========  ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (14) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1994 and June 30, 1995 were as follows:

                                                        DECEMBER 31,  JUNE 30,
                                                            1994        1995
                                                        ------------ ----------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................   $3,266,930  $3,325,967
 Overheads capitalized................................      266,159     258,904
 Repair allowance.....................................      210,655     205,667
 Regulatory assets recoverable through future rates...    1,791,395   1,727,351
Deferred income tax assets:
 Postretirement benefits..............................     (177,991)   (195,427)
 Unbilled revenues....................................      (90,396)   (100,223)
 Loss carryforward....................................      (10,090)        --
 Alternative minimum tax..............................     (283,331)   (257,698)
 Unamortized investment tax credits to be settled
  through future rates................................     (471,058)   (461,628)
 Other regulatory liabilities to be settled through
  future rates........................................     (179,755)   (151,757)
 Other--net...........................................      (59,528)    (66,925)
                                                         ----------  ----------
Net deferred income tax liability.....................   $4,262,990  $4,284,231
                                                         ==========  ==========

The $21 million increase in the net deferred income tax liability from December 31, 1994 to June 30, 1995 is comprised of $48 million of deferred income tax expense and a $27 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, six months and twelve months ended June 30, 1994 and 1995 were as follows:


                                     THREE MONTHS ENDED   SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                         JUNE 30              JUNE 30              JUNE 30
                                     ------------------  ------------------   -------------------
                                       1994     1995       1994      1995       1994      1995
                                     --------  -------   --------  --------   --------  --------
                                                       (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes.............   $ 22,932  $64,137   $ 58,292  $129,118   $(58,146) $229,168
 Deferred income taxes............     (3,821)  30,609     (3,428)   47,409    118,510   219,247
 Investment tax credits
  deferred--net...................     (7,201)  (7,179)   (14,425)  (14,358)   (29,236)  (28,690)
Other (income) and deductions.....    (23,465)    (299)   (20,838)     (526)   (45,720)   (2,185)
                                     --------  -------   --------  --------   --------  --------
Net income taxes charged
 to continuing opera-
 tions............................   $(11,555) $87,268   $ 19,601  $161,643   $(14,592) $417,540
                                     ========  =======   ========  ========   ========  ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1994 and 1995:


                          THREE MONTHS ENDED  SIX MONTHS ENDED   TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30              JUNE 30
                          ------------------  -----------------  -------------------
                            1994      1995     1994      1995      1994       1995
                          --------  --------  -------  --------  --------  ---------
                                           (THOUSANDS OF DOLLARS)
Net income (loss).......  $(23,339) $108,866  $12,681  $197,467  $(59,557) $  539,720
Net income taxes charged
 to continuing opera-
 tions..................   (11,555)   87,268   19,601   161,643   (14,592)    417,540
Provision for dividends
 on preferred and pref-
 erence stocks of
 Commonwealth Edison
 Company................    15,483    16,865   31,028    33,773    63,401      67,673
                          --------  --------  -------  --------  --------  ----------
Pre-tax income (loss)
 before provision for
 dividends on preferred
 and preference stocks
 of Commonwealth Edison
 Company................  $(19,411) $212,999  $63,310  $392,883  $(10,748) $1,024,933
                          ========  ========  =======  ========  ========  ==========
Effective income tax
 rate...................      59.5%     41.0%    31.0%     41.1%    135.8%       40.7%
                          ========  ========  =======  ========  ========  ==========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 1994 and 1995 were as follows:


                          THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
                               JUNE 30             JUNE 30              JUNE 30
                          ------------------  ------------------  -------------------
                            1994      1995      1994      1995      1994      1995
                          --------  --------  --------  --------  --------  ---------
                                            (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $ (6,794) $74,550   $ 22,159  $137,509  $ (3,762) $358,727
Equity component of
 AFUDC which was ex-
 cluded from taxable
 income.................    (1,775)  (1,322)    (4,349)   (2,054)   (8,900)   (5,625)
Amortization of invest-
 ment tax credits.......    (7,189)  (7,178)   (14,412)  (14,358)  (29,250)  (28,755)
State income taxes, net
 of federal income tax-
 es.....................       728   12,888      5,729    23,284     6,007    57,696
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....     2,532    7,279      8,819    15,778    15,764    28,375
Other--net..............       943    1,051      1,655     1,484     5,549     7,122
                          --------  -------   --------  --------  --------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $(11,555) $87,268   $ 19,601  $161,643  $(14,592) $417,540
                          ========  =======   ========  ========  ========  ========

  Current federal income tax liabilities were recorded that include excess amounts of AMT over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. The excess amounts of AMT can be carried forward indefinitely as a credit against future years' regular federal income tax liabilities.

  (15) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1994 and 1995 were as follows:

                         THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30            JUNE 30
                         ------------------- ----------------- -------------------
                           1994      1995      1994     1995     1994      1995
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  47,246 $  51,763 $ 99,788 $107,941 $ 195,114 $ 219,416
Illinois invested capi-
 tal....................    27,076    26,814   54,488   54,110   109,816   108,995
Municipal utility gross
 receipts...............    33,155    36,861   68,495   74,906   115,129   151,422
Real estate.............    46,391    40,121   91,022   86,953   170,960   176,152
Municipal compensation..    16,885    17,637   34,610   35,427    58,085    73,464
Other--net..............    17,533    16,544   39,956   40,336    68,511    69,661
                         --------- --------- -------- -------- --------- ---------
                         $ 188,286 $ 189,740 $388,359 $399,673 $ 717,615 $ 799,110
                         ========= ========= ======== ======== ========= =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (16) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million (consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes) to finance the transactions. The commercial paper/bank borrowing portion currently will expire on November 23, 1996, but ComEd plans to ask for an extension of the expiration date. At June 30, 1995, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $619 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at June 30, 1995 for capital leases are estimated to aggregate $698 million, including $138 million in 1995, $236 million in 1996, $126 million in 1997, $85 million in 1998, $46 million in 1999 and $67 million in 2000-2043. The estimated interest component of such rental payments aggregates $79 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $147 million and $182 million at December 31, 1994 and June 30, 1995, respectively.

  Future minimum rental payments at June 30, 1995 for operating leases are estimated to aggregate $145 million, including $4 million in 1995, $9 million in 1996, $9 million in 1997, $9 million in 1998, $9 million in 1999 and $105 million in 2000-2024.

  (17) INVESTMENTS IN URANIUM-RELATED PROPERTIES. In May 1994, ComEd recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced 1994 net income by $34 million or $0.16 per common share.

  (18) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad-Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment, operation or maintenance accounts and provides its own financing. At June 30, 1995, for its share of ownership in the station, ComEd had an investment of $549 million in production and transmission plant in service (before reduction of $178 million for the related accumulated provision for depreciation) and $77 million in construction work in progress.

  (19) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $1,063 million at June 30, 1995, comprised of approximately $1,054 million for ComEd and the Indiana Company and approximately $9 million for Unicom Thermal. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments.

  ComEd is a member of NML, established to provide insurance coverage against property damage to members' nuclear generating facilities. The members are subject to a retrospective premium adjustment in the event losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NML to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident. However, ComEd could be subject to a maximum assessment of approximately $58 million in any policy year, in the event losses exceed accumulated reserve funds.

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

  Under certain circumstances, member companies are eligible to continue to receive distributions from accumulated reserve funds, if declared by NML or NEIL, after insurance coverage has terminated on a nuclear generating station. ComEd expects that any such post-coverage distributions would begin about the time a station is decommissioned and continue for an undetermined period. ComEd's twelve operating nuclear units have estimated remaining service lives ranging from 11 to 33 years. Considering the circumstances related to the declaration of such distributions and the extended period over which such distributions may be declared, ComEd does not expect that any such distributions would have a material impact on its financial position or results of operations.

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

  Shareholder derivative lawsuits were filed in 1992 and 1993 in the Circuit Court against current and former directors of ComEd alleging that they breached their fiduciary duty and duty of care to ComEd in connection with the management of the activities associated with the construction of ComEd's four most recently completed nuclear generating units. The lawsuits sought restitution to ComEd by the defendants for unquantified and undefined losses and costs alleged to have been incurred by ComEd. Both lawsuits were dismissed by the Circuit Court; however, appeals are pending before the Illinois Appellate Court.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. In February 1994, a federal jury returned nominal dollar verdicts on eight bellwether plaintiffs' claims in these cases. Plaintiffs have appealed those judgments. Although the remaining cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom's determination is that these actions will not have a material impact on its financial position or results of operations.

  ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities and as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1995) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been recorded as of December 31, 1994 and June 30, 1995, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1994 and June 30, 1995, a reserve of $8 million has been recorded, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  The Clean Air Amendments require reductions in sulfur dioxide emissions from ComEd's Kincaid station. The Clean Air Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide have been issued by the U.S. EPA based largely on historical levels of sulfur dioxide emissions. These allowances are transferable and marketable. ComEd's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on ComEd and the Indiana Company's ability to acquire additional allowances or to reduce emissions below otherwise allowable levels from their existing generating plants. In addition, the Clean Air Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. ComEd's Clean Air Compliance Plan for Kincaid station was approved by the ICC in July 1993. In late 1993, however, a federal court declared the Illinois law under which the approval was received to be unconstitutional and compliance plans prepared and approved in reliance on the law to be void. In January 1995, the federal court's decision was affirmed by the U.S. Court of Appeals and Illinois has decided to not pursue further appeals. ComEd is currently burning low sulfur coal at Kincaid station to meet Clean Air Act Phase I requirements. ComEd will determine future compliance plans for Kincaid station as necessary.

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

  Notwithstanding the restructuring, ComEd will continue to represent substantially all of the assets, revenues and net income of Unicom; and Unicom's resources and results of operations will be largely dependent on, and will reflect, those of ComEd. Unicom's unregulated subsidiaries are development stage companies and are not expected to make material contributions to Unicom's revenues or results of operations in the near future. Consequently, the following discussion focuses on ComEd's utility operations although information is also provided about Unicom's unregulated operations.

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

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $1,054 million at June 30, 1995. In addition, ComEd has substantial commitments for the purchase of coal as indicated in the following table.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1995-2007    $1,073
      Decker Coal Co. .................................. 1995-2015    $  787
      Big Horn Coal Co. ................................ 1998         $   22
      Other commitments................................. 1995-1996    $   15

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

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. ComEd has approximately $915 million of unused bank lines of credit at June 30, 1995 which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon ComEd's credit ratings or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 9 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, six months and twelve months ended June 30, 1995.

  During the first six months of 1995, Unicom issued 233,824 shares of common stock for approximately $5,587,000 under its employee stock plans. ComEd sold and leased back approximately $115,340,000 of nuclear fuel through its existing nuclear fuel lease facility.

  On July 27, 1995, ComEd filed a registration statement with the SEC for the possible future sale of $200 million of Company-obligated preferred securities of subsidiary trust.

  As of August 8, 1995, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $805 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

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

  During the past several years, ComEd has instituted cost reduction plans including various workforce reductions. Most recently, such efforts included an offer of voluntary early retirement which was made to ComEd and the Indiana Company management, non-union and union employees eligible to retire or who became eligible to retire after December 31, 1993 and before April 1, 1995. Such program resulted in a charge to income of approximately $20.5 million (after reflecting income tax effects), substantially all of which was recorded during 1994. ComEd is continuing to examine methods of reducing the size of its workforce, including special severance offers. If such offers are made and accepted, ComEd would be required to charge the cost of the program to income, although it would expect to realize cost savings over time as a result of the reductions in its workforce.

  ComEd has also examined, and is continuing to examine, the possibility of disposing of one or more of its fossil generating stations to a third party or parties and entering into a long-term power purchase arrangement. Such examination is focusing on the alternatives for structuring such a transaction, the willingness of third parties to undertake it and the economics of the transaction. ComEd has received nonbinding proposals with respect to such a transaction and is soliciting binding proposals to see if a suitable structure and economics can be achieved. Assuming such items can be achieved, any such transaction would be subject to the negotiation of definitive agreements and regulatory approvals.

  The current ratings of ComEd's securities by three principal securities rating agencies are as follows:

                                                                STANDARD DUFF &
                                                        MOODY'S & POOR'S PHELPS
                                                        ------- -------- ------
      First mortgage and secured pollution control
       bonds...........................................  Baa2     BBB     BBB
      Publicly-held debentures and unsecured pollution
       control obligations.............................  Baa3     BBB-    BBB-
      Convertible preferred stock......................  baa3     BBB-    BB+
      Preference stock.................................  baa3     BBB-    BB+
      Commercial paper.................................  P-2      A-2     D-2

  In June 1995, Standard & Poor's changed its rating outlook on ComEd from negative to stable. As of April 1995, Moody's rating outlook on ComEd remained stable and as of May 1995, Duff & Phelps' rating outlook on ComEd also remained stable. See "Part II. Other Information, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom's Annual Report on Form 10-K for the year ended December 31, 1994, for additional information regarding ComEd's securities ratings.

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

  The market place in which electric utilities like ComEd operate has become more competitive as a result of technological and regulatory changes and many observers believe competition will intensify. Self-generation can be economical for certain customers, depending on how and when they use electricity and other customer-specific considerations. A number of competitors are currently seeking to identify and do business with those customers. In addition, suppliers of other forms of energy are increasingly competing to supply energy needs which historically were supplied primarily or exclusively by electricity.

  The Energy Policy Act of 1992 will likely have a significant effect on companies engaged in the generation, transmission, distribution, purchase and sale of electricity. This Act, among other things, expands the authority of the FERC to order electric utilities to transmit or "wheel" wholesale power for others, and facilitates the creation of non-utility electric generating companies. In March 1995, the FERC issued a NOPR seeking comments on proposals intended to encourage a more competitive wholesale electric power market. The NOPR addresses both the open access transmission and stranded cost issues. ComEd is unable to predict the structure and effect of any rule that the FERC may ultimately adopt based upon the NOPR.

  ComEd is facing increased competition from several non-utility businesses which seek to provide energy services to users of electricity, especially larger customers such as industrial, commercial and wholesale customers. Such suppliers include independent power producers and unregulated energy services companies. In this regard, natural gas utilities operating in ComEd's service area have established subsidiary ventures to provide heating, ventilating and air conditioning services, attempting to attract ComEd's customers. Also, several utilities in the United States have established unregulated energy services subsidiaries which pursue business opportunities outside of the utilities' regular service areas. In addition, cogeneration and energy services companies have begun soliciting ComEd's customers to provide alternatives to using ComEd's electricity. In October 1993, the ICC granted ComEd the authority to negotiate special discount contract rates with new or existing industrial customers for up to a total of 400 megawatts of added load, where the customers would not have chosen service from ComEd for the increased load in the absence of the discount rates. In addition, in June 1994, the ICC granted ComEd the authority to negotiate special discount contract rates with up to 25 of its largest existing customers, where such contracts would be necessary to retain the customers' existing load on ComEd's system; this ICC decision is now on appeal in the courts, challenging the confidential nature of these contracts.

  ComEd negotiated amendments to existing contracts with its three wholesale full requirements municipal customers, which extended the contracts for an additional ten-year period past the 1997 expiration dates. ComEd was one of a number of bidders for providing service to these customers. The contracts became effective upon FERC approval.

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

  Legislation has been passed in Illinois to review the need for changes in the regulatory framework under which Illinois electric utilities operate. The Joint Committee on Electric Utility Regulatory Reform was created pursuant to House/Senate Joint Resolution 21 to develop any legislative reform proposals it finds necessary. A progress report, including specific legislative concepts, is due by December 1, 1995.

A final legislative proposal is to be delivered by November 8, 1996. ComEd is participating as a member of the Technical Advisory Group. In addition, ComEd will be a lead participant in the Illinois Electric Policy Summit, sponsored by the ICC and Northwestern University's J.L. Kellogg Graduate School of Management, in September 1995. ComEd is aware of discussions regarding proposals that include retail wheeling efforts to increase retail competition in Illinois such as alternative rate regulation. ComEd cannot predict whether, or in what form, any such proposals might be introduced or what, if anything, or when something might be enacted. A bill allowing utilities to submit plans for alternative regulation, such as price caps or incentive regulation, has been signed by the Governor. See "Regulation" and "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 53.9% at June 30, 1995 from 54.6% at December 31, 1994. This decrease is related primarily to the retirement of long-term debt.

                             UNREGULATED OPERATIONS

  Unicom Enterprises is engaged, through its subsidiary, in energy service activities which are not subject to utility regulation by state or federal agencies. The subsidiary, Unicom Thermal, provides district cooling services to office and other buildings from central locations in the city of Chicago. District cooling involves, in essence, the production of chilled water at a central location and its circulation from such location to customers' buildings in a closed circuit of piping. Such water is used to chill air in customers' air conditioning systems without the use of CFCs. As a result of the Clean Air Amendments, the manufacture and use of CFCs will be curtailed, commencing in 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as district cooling. Unicom Thermal and the city of Chicago have entered into a non-exclusive franchise agreement. Unicom Thermal is currently a development stage enterprise and, as such, has generated no significant sales revenues. Unicom Thermal has secured several long-term contracts and began service in May 1995. Unicom Thermal is in the process of negotiating with additional potential customers.

  Capital Budgets. Unicom Thermal has forecasted capital expenditures for the years 1995-97 of approximately $95 million, primarily representing the construction costs of its district cooling facilities and piping system. Construction of its first district cooling facility was completed in May 1995 and cost approximately $30 million. Unicom Thermal began construction on a second district cooling plant in June 1995 and is in the initial stages of detailed planning of a third site. As of June 30, 1995, Unicom Thermal's purchase commitments, principally related to construction, were approximately $9 million.

  Capital Resources. Unicom expects to obtain funds to invest in its unregulated subsidiaries principally from dividends received on its ComEd common stock and from bank borrowings. While the amount of dividends on ComEd common stock is expected to be greater than the amount of dividends on Unicom common stock, the availability of such dividends is dependent on ComEd's financial performance and cash position. Other forms of financing by ComEd of Unicom or the unregulated subsidiaries, such as loans or additional equity investments (none of which is expected), would be subject to the prior approval of the ICC.

  Unicom Enterprises has a $200 million credit facility which will expire in 1997 of which $175 million was unused as of June 30, 1995. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 9 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom's and Unicom Enterprises' operations.

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

  On January 9, 1995, the ICC issued the Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provides, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates, (ii) the collection of municipal franchise costs as an adder to base rates until May 1, 1995, when ComEd began collecting such costs prospectively on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for information related to the level of decommissioning cost collections allowed in the Rate Order. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of June 30, 1995, electric operating revenues of approximately $139 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court.

  Nuclear Matters. During the past several years, the NRC has placed two of ComEd's nuclear generating stations, Zion station and Dresden station, on its list of plants to be monitored closely. Although Zion station (which was placed on the list in early 1991) was removed from that list in February 1993, Dresden station (which was placed on the list in early 1992) remains on the list. In June 1995, the NRC reported that over the past year performance at Dresden was cyclical; plant material condition needs to be improved at Dresden and a more effective work management system is needed to deal with the corrective maintenance backlog. Accordingly, Dresden will remain on the NRC list of plants to be monitored closely. Because of the age of Zion, Dresden and Quad-Cities stations, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations. Beginning in late 1992, ComEd restructured its management of its nuclear operations division and since that time has committed additional resources to the stations' operations.

  In January 1994, ComEd was notified by the NRC that ComEd's LaSalle County and Quad-Cities stations were placed on the list of plants with adverse performance trends. ComEd was informed that the NRC concerns about LaSalle County station included, among other matters, deficient radiation worker practices. The NRC concerns with Quad-Cities station included, among other matters, deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems. ComEd has provided written and verbal responses to the NRC and is working to resolve the concerns. In February 1995, the NRC concluded that LaSalle County had arrested the adverse trends in most areas and "normal" designation should be returned. In June 1995, the NRC concluded that the declining trends at Quad-Cities station also had been arrested in most areas and normal designation should be returned. As noted above, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations in connection with Zion, Dresden and Quad-Cities stations. In addition, generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1993; however, certain intervenors have appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," for additional information.

  ComEd estimates that it will expend approximately $15 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs, which are estimated to aggregate $3.5 billion in current-year (1995) dollars, are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for additional information regarding decommissioning costs.

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

RESULTS OF OPERATIONS

  Unicom's earnings (loss) per common share for the three months ended June 30, 1995 were $0.51 compared to $(0.11) for the three months ended June 30, 1994, $0.92 for the six months ended June 30, 1995 compared to $0.06 for the six months ended June 30, 1994, and $2.52 for the twelve months ended June 30, 1995 compared to $(0.28) for the twelve months ended June 30, 1994. Substantially all of the results of operations for Unicom are the results of operations for ComEd. Unicom's unregulated subsidiaries currently are development stage enterprises whose results are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the results of operations for ComEd alone.

  Net Income. The increases in ComEd's earnings in the recent three-month and six-month periods reflect higher revenues as a result of higher rate levels under the Rate Order which became effective on January 14, 1995 and increased kilowatthour sales. The increases in the recent three-month and six-month periods also reflect lower operation and maintenance expenses and lower interest costs reflecting the refinancing of debt at generally lower rates of interest and the recording of interest costs during the first six months of 1994 related to the Rate Matters Settlement and Fuel Matters Settlement. Operation and maintenance expenses include an after-tax charge for additional pension costs related to an early retirement program of $10 million or $0.04 per common share for the three months ended June 30, 1994 and $19 million or $0.09 per common share for the six months ended June 30, 1994. ComEd also recorded a reduction in the carrying value of its investments in uranium-related properties which reduced net income by $34 million or $0.16 per common share for the three-month and six-month periods ended June 30, 1994.

  The increase in ComEd's earnings for the recent twelve-month period was significantly affected by the favorable comparison to the prior twelve-month period in which the effects of the Rate Matters Settlement and Fuel Matters Settlement were recorded. The net effects of the Rate Matters Settlement and Fuel Matters Settlement reduced net income for the twelve months ended June 30, 1994 by approximately $384 million or $1.80 per common share, in addition to the effect of the deferred recognition of revenues which ComEd had recorded during the twelve months ended June 30, 1994 (approximately $78 million or $0.37 per common share), and after the partially offsetting effect of recording approximately $263 million or $1.23 per common share in deferred carrying charges, net of income taxes and amortization, as authorized in the Remand Order. The increase in the recent twelve-month period also includes lower operation and maintenance expenses. Operation and maintenance expenses include an after-tax charge for additional pension costs related to an early retirement program of $1 million or $0.01 per common share and $19 million or $0.09 per common share for the twelve months ended June 30, 1995 and 1994, respectively. ComEd also recorded a reduction in the carrying value of its investments in uranium-related properties which reduced net income by $34 million or $0.16 per common share for the twelve months ended June 30, 1994.

  Kilowatthour Sales. Kilowatthour sales to ultimate consumers for the three months and twelve months ended June 30, 1995 increased 1.4% and 0.6%, respectively, compared to the three months and twelve months ended June 30, 1994. Kilowatthour sales to ultimate consumers decreased 0.6% for the six months ended June 30, 1995 compared to the six months ended June 30, 1994. The increase in the recent three-month period reflects higher kilowatthour sales to all classes of customers, except electric railroads, which decreased, reflecting a cooler spring as compared to the same period in the prior year. The slight decrease in the recent six-month period reflects lower kilowatthour sales to all classes of customers, except small commercial and industrial and public authorities, which increased, due primarily to a milder winter as compared to the same period in the prior year, partially offset by the increase in kilowatthour sales for the three months ended June 30, 1995 mentioned above. The slight increase in the recent twelve-month period reflects higher kilowatthour sales to all classes of customers, except residential and electric railroads, which decreased.

  Kilowatthour sales for resale increased for the three months, six months and twelve months ended June 30, 1995 compared to the three months, six months and twelve months ended June 30, 1994. Total kilowatthour sales, including sales for resale, increased 14.5%, 9.7% and 3.2% for the three months, six months and twelve months ended June 30, 1995, respectively, compared to the three months, six months and twelve months ended June 30, 1994.

  Operating Revenues. Operating revenues increased in the three months and six months ended June 30, 1995 compared to the three months and six months ended June 30, 1994, primarily as a result of higher rate levels under the Rate Order which became effective on January 14, 1995 and the increase in sales for resale mentioned above. Operating revenues increased in the twelve months ended June 30, 1995 compared to the twelve months ended June 30, 1994, primarily as a result of a favorable comparison to the prior twelve-month period, which reflects the recording of the effects of the Rate Matters Settlement and Fuel Matters Settlement, which reduced operating revenues by approximately $1,149 million.

  Fuel Costs. Changes in fuel expense for the three months, six months and twelve months ended June 30, 1995 as compared to the same periods ended June 30, 1994 primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                         JUNE 30              JUNE 30              JUNE 30
                                                   --------------------  ------------------  --------------------
                                                     1994       1995       1994      1995      1994       1995
                                                   ---------  ---------  --------  --------  ---------  ---------
   Cost of fuel consumed (per million Btu):
     Nuclear.....................................      $0.53      $0.50     $0.54     $0.52      $0.53      $0.52
     Coal........................................      $2.44      $2.52     $2.36     $2.48      $2.54      $2.36
     Oil.........................................      $2.76      $3.34     $2.77     $3.04      $2.85      $3.10
     Natural gas.................................      $2.40      $1.83     $2.54     $1.80      $2.57      $1.91
     Average all fuels...........................      $1.19      $0.99     $1.15     $1.02      $1.16      $1.02
   Net generation of electric energy (millions of
    kilowatthours)...............................     20,300     23,979    42,513    48,175     91,957     95,905
   Fuel sources of kilowatthour generation:
     Nuclear.....................................         67%        77%       68%       75%        70%        74%
     Coal........................................         28         21        27        23         27         23
     Oil.........................................          1        --          2       --           1          1
     Natural gas.................................          4          2         3         2          2          2
                                                   ---------  ---------  --------  --------  ---------  ---------
                                                         100%       100%      100%      100%       100%       100%
                                                   =========  =========  ========  ========  =========  =========

  Under the Energy Policy Act of 1992, investor-owned electric utilities that have purchased enrichment services from the DOE are being assessed amounts to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. ComEd's portion of such assessments is estimated to be approximately $15 million per year (to be adjusted annually for inflation) to 2007. The Act provides that such assessments are to be treated as a cost of fuel. See Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy Costs" for information related to the accounting for such costs.

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs. This results from ComEd's reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and ComEd has significant purchase commitments under its contracts. In addition, as of June 30, 1995, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $479 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and Notes 1, 2 and 19 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd and the Indiana Company's generating units and the availability and cost of power from other utilities.

  The number and average cost of kilowatthours purchased were as follows:

                                          THREE MONTHS ENDED   SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                                 JUNE 30            JUNE 30               JUNE 30
                                          -------------------  -------------------  ----------------------
                                            1994       1995      1994       1995      1994         1995
                                          --------   --------  --------   --------  ----------   ---------
   Kilowatthours (millions).............     965        239      1,623       448       1,859         896
   Cost per kilowatthour................    2.87c      2.70c      2.76c     2.23c       2.65c       2.71c

  Deferred Under or Overrecovered Energy Costs--Net. Operating expenses for the three months, six months and twelve months ended June 30, 1995 and 1994 reflect the net change in under or overrecovered allowable energy costs under ComEd's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy Costs."

  Operation and Maintenance Expenses. ComEd's operation and maintenance expenses decreased 9.8%, 8.0% and 7.5% for the three months, six months and twelve months ended June 30, 1995, respectively, compared to the same periods ended June 30, 1994. The decrease in the current three-month period primarily reflects lower operation and maintenance expenses associated with nuclear generating stations and pensions and other employee benefits, including postretirement health care benefits. The decrease in the current six-month period primarily reflects lower operation and maintenance expenses associated with nuclear and fossil generating stations, certain administrative and general costs, and pensions and other employee benefits, including postretirement health care benefits. The decrease in the current twelve-month period primarily reflects lower expenses associated with nuclear and fossil generating stations, transmission and distribution facilities, certain administrative and general costs, and pensions and other employee benefits, including postretirement health care benefits, partially offset by an increase in costs associated with employee incentive compensation. The effects of inflation are reflected in the increases and decreases discussed below and have increased operation and maintenance costs for the three months, six months and twelve months ended June 30, 1995.

  Operation and maintenance expenses associated with the nuclear generating stations decreased $38 million, $38 million and $85 million for the three months, six months and twelve months ended June 30, 1995, respectively, compared to the same periods ended June 30, 1994. The decreases in operation and maintenance expenses for the recent three-month and six-month periods are primarily due to a lesser number of scheduled and non-scheduled outages compared to the three-month and six-month periods ended June 30, 1994. The decrease for the current twelve-month period is primarily due to activities undertaken during a lesser number of scheduled outages and by cost containment efforts on non-outage related activities. Future operation and maintenance expenses associated with nuclear generating stations may be significantly affected by regulatory, operational and other requirements. See "Nuclear Matters" under "Regulation" above.

  Operation and maintenance expenses associated with the fossil generating stations decreased $10 million and $17 million in the six months and twelve months ended June 30, 1995, respectively, compared to the same periods ended June 30, 1994. The decreases in the recent six-month and twelve-month periods reflect cost containment efforts and a lesser number of scheduled overhauls than in the corresponding prior periods.

  Operation and maintenance expenses associated with ComEd's transmission and distribution system decreased $25 million in the twelve months ended June 30, 1995 compared to the same period ended June 30, 1994. The decrease in the recent twelve-month period primarily reflects the effects of ComEd's cost containment efforts and a decrease in costs related to a system safety and reliability improvement program.

  Operation and maintenance expenses in the twelve months ended June 30, 1995 reflect a $50 million cost (recorded in December 1994) for employee incentive compensation related to the achievement of certain financial performance, cost containment and operating performance goals in 1994. Operation and maintenance expenses in the twelve months ended June 30, 1994 reflect $36 million of special incentive compensation (recorded in December 1993) to employees related to a sharing of operation and maintenance savings below 1993 budgeted levels.

  Certain administrative and general costs decreased $13 million and $18 million for the six months and twelve months ended June 30, 1995, respectively, compared to the same periods in 1994, including decreases to the provisions for injuries and damages of $4 million and $8 million, respectively.

  The costs of pension and other employee benefits, including postretirement health care benefits, decreased $15 million, $28 million and $21 million in the three months, six months and twelve months ended June 30, 1995, respectively, compared to the same periods ended June 30, 1994. The decrease in the three months ended June 30, 1995 compared to the same period ended June 30, 1994 reflects costs of $16 million related to the 1994 early retirement program recorded in the prior period. The decreases in the six months and twelve months ended June 30, 1995 reflect costs of $32 million also related to this early retirement program recorded in the six months and twelve months ended June 30, 1994, partially offset by an increase in other employee benefits of $3 million and $8 million for the six months and twelve months ended June 30, 1995, respectively. See Note 12 of Notes to Financial Statements for additional information relating to the early retirement program.

  Depreciation. Depreciation expense for the three months, six months and twelve months ended June 30, 1995 increased over the same periods a year ago as a result of additions to plant in service. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for additional information.

  Interest on Debt. Changes in interest on ComEd's long-term debt and notes payable for the three months, six months and twelve months ended June 30, 1995 as compared to the same periods ended June 30, 1994 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                 THREE MONTHS ENDED     SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                       JUNE 30               JUNE 30                 JUNE 30
                                --------------------- --------------------- ---------------------
                                   1994       1995       1994       1995       1994       1995
                                ---------- ---------- ---------- ---------- ---------- ----------
      Long-term debt outstand-
       ing:
       Average amount
        (millions)............    $7,944     $7,728     $7,985     $7,780     $8,007     $7,829
       Average interest rate..      7.85%      7.79%      7.84%      7.78%      7.87%      7.80%
      Notes payable outstand-
       ing:
       Average amount
        (millions)............    $    6     $   11     $    6     $    9     $    6     $   10
       Average interest rate..      6.71%      7.82%      6.29%      8.12%      6.07%      7.27%

  Deferred Carrying Charges. In the Remand Order, the ICC provided that, for ratemaking purposes, deferred carrying charges on the reasonable and "used and useful" plant costs of the Units for the period April 1, 1989 until approximately March 20, 1991, the date under the Remand Order that the Units were reflected in rates, could be deferred and amortized. Approximately $438 million of such costs was capitalized as a regulatory asset in October 1993 and resulted in an increase to net income for the twelve months ended June 30, 1994 of approximately $263 million or $1.23 per common share. Amortization of deferred carrying charges was approximately $3 million for the three months ended June 30, 1994 and 1995, $7 million for the six months ended June 30, 1994 and 1995, and $9 million and $13 million for the twelve months ended June 30, 1994 and 1995, respectively.

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

  Investments in Uranium-Related Properties. In May 1994, ComEd recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced 1994 net income by approximately $34 million or $0.16 per common share.

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended December 31, 1994 and June 30, 1995 were 1.99 and 2.47, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended December 31, 1994 and June 30, 1995 were 1.73 and 2.13, respectively.

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of December 31, 1994 and June 30, 1995, and the related statements of consolidated income, retained earnings, premium on common stock and other paid-in capital, and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of December 31, 1994 and June 30, 1995, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1994 and 1995, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
August 8, 1995

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, six months and twelve months ended June 30, 1994 and 1995 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                                   THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                         JUNE 30                 JUNE 30                 JUNE 30
                                  ----------------------  ----------------------  -----------------------
                                     1994        1995        1994        1995        1994         1995
                                  ----------  ----------  ----------  ----------  -----------  ----------
                                                  (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating Revenues:
 Operating revenues.............  $1,436,915  $1,559,528  $2,967,890  $3,137,646  $ 6,457,917  $6,463,187
 Provisions for revenue refunds.      (4,749)          7     (10,974)         25   (1,154,493)     (4,911)
                                  ----------  ----------  ----------  ----------  -----------  ----------
                                  $1,432,166  $1,559,535  $2,956,916  $3,137,671  $ 5,303,424  $6,458,276
                                  ----------  ----------  ----------  ----------  -----------  ----------
Electric Operating Expenses
 and Taxes:
 Fuel...........................  $  261,769  $  254,575  $  525,984  $  527,432  $ 1,152,060  $1,051,300
 Purchased power................      27,684       6,443      44,833       9,986       49,239      24,276
 Deferred (under)/overrecovered
  energy costs--net.............     (32,712)      4,625     (20,959)      1,262      (19,764)     24,161
 Operation......................     393,621     369,020     791,770     752,764    1,542,011   1,486,253
 Maintenance....................     170,367     139,597     335,644     284,923      616,492     510,598
 Depreciation...................     221,924     224,708     443,846     449,796      876,483     893,383
 Recovery of regulatory
  assets........................       3,818       3,818       7,817       7,636       11,522      15,272
 Taxes (except income)..........     188,286     189,628     388,359     399,385      717,615     798,822
 Income taxes--
   Current--Federal.............      21,819      49,308      56,467     102,897      (39,403)    204,731
   --State......................       1,113      16,367       1,825      28,107      (18,743)     28,195
   Deferred--Federal--net.......      (8,103)     26,823     (14,624)     39,401       81,677     158,315
   --State--net.................       4,484       3,572      11,624       8,061       37,840      61,454
 Investment tax credits
  deferred--net.................      (7,201)     (7,179)    (14,425)    (14,358)     (29,236)    (28,690)
                                  ----------  ----------  ----------  ----------  -----------  ----------
                                  $1,246,869  $1,281,305  $2,558,161  $2,597,292  $ 4,977,793  $5,228,070
                                  ----------  ----------  ----------  ----------  -----------  ----------
Electric Operating Income.......  $  185,297  $  278,230  $  398,755  $  540,379  $   325,631  $1,230,206
                                  ----------  ----------  ----------  ----------  -----------  ----------
Other Income and (Deductions):
 Interest on long-term debt.....  $ (155,841) $ (150,568) $ (312,993) $ (302,765) $  (630,013) $ (610,998)
 Interest on notes payable......        (102)       (221)       (189)       (372)        (361)       (741)
 Allowance for funds used
  during construction--
   Borrowed funds...............       4,317       3,192      10,495       4,877       20,979      13,294
   Equity funds.................       5,070       3,776      12,426       5,869       25,428      16,071
 Income taxes applicable to
  nonoperating activities.......      23,303         201      20,570         469       44,318       6,974
 Income tax reduction for
  disallowed plant costs........         --          --          --          --           792         --
 Deferred carrying charges......         --          --          --          --       438,183         --
 Interest and other costs
  for 1993 Settlements..........      (7,418)        --      (17,893)        (61)    (116,567)     (3,632)
 Miscellaneous--net.............     (62,482)     (7,233)    (67,462)    (13,973)    (104,546)    (36,513)
                                  ----------  ----------  ----------  ----------  -----------  ----------
                                  $ (193,153) $ (150,853) $ (355,046) $ (305,956) $  (321,787) $ (615,545)
                                  ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss)...............  $   (7,856) $  127,377  $   43,709  $  234,423  $     3,844  $  614,661
Provision for Dividends on
 Preferred and
 Preference Stocks..............      15,483      16,865      31,028      33,773       63,401      67,673
                                  ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss) on
 Common Stock...................  $  (23,339) $  110,512  $   12,681  $  200,650  $   (59,557) $  546,988
                                  ==========  ==========  ==========  ==========  ===========  ==========
Average Number of Common
 Shares Outstanding.............     213,923     214,192     213,851     214,192      213,733     214,178
Earnings (Loss) per
 Common Share...................      $(0.11)      $0.52       $0.06       $0.94       $(0.28)      $2.55

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   JUNE 30,
                       ASSETS                             1994         1995
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,043 million
   and $1,071 million, respectively)................. $26,257,665   $26,602,248
  Less--Accumulated provision for depreciation.......   9,623,756    10,129,990
                                                      -----------   -----------
                                                      $16,633,909   $16,472,258
  Nuclear fuel, at amortized cost....................     689,424       675,334
                                                      -----------   -----------
                                                      $17,323,333   $17,147,592
                                                      -----------   -----------
Investments:
  Nuclear decommissioning funds...................... $   880,944   $ 1,095,393
  Subsidiary companies...............................     118,051       118,735
  Other investments, at cost.........................      18,613        18,602
                                                      -----------   -----------
                                                      $ 1,017,608   $ 1,232,730
                                                      -----------   -----------
Current Assets:
  Cash............................................... $        84   $       910
  Temporary cash investments.........................      53,566        76,034
  Other cash investments.............................      19,588        20,167
  Special deposits...................................      29,603        29,280
  Receivables--
    Customers........................................     463,385       528,724
    Taxes............................................      36,083         5,842
    Other............................................      68,434        40,143
    Provisions for uncollectible accounts............     (10,720)      (11,388)
  Coal and fuel oil, at average cost.................     108,872       133,298
  Materials and supplies, at average cost............     384,612       366,530
  Deferred unrecovered energy costs..................      48,697        40,242
  Deferred income taxes related to current assets and
   liabilities--
    Loss carryforward................................      10,090           --
    Other............................................     110,267       120,132
  Prepayments and other..............................      56,449        37,940
                                                      -----------   -----------
                                                      $ 1,379,010   $ 1,387,854
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,604,270   $ 2,527,016
  Unrecovered energy costs...........................     643,438       623,582
  Other..............................................     108,308        44,154
                                                      -----------   -----------
                                                      $ 3,356,016   $ 3,194,752
                                                      -----------   -----------
                                                      $23,075,967   $22,962,928
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,  JUNE 30,
            CAPITALIZATION AND LIABILITIES                 1994        1995
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,401,423  $ 5,430,758
  Preferred and preference stocks without mandatory
   redemption requirements............................     508,147      508,109
  Preference stock subject to mandatory redemption re-
   quirements.........................................     292,163      289,183
  Long-term debt......................................   7,453,206    7,290,677
                                                       -----------  -----------
                                                       $13,654,939  $13,518,727
                                                       -----------  -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $       --   $    40,000
    Bank loans........................................       7,150        7,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations.....     560,335      468,368
  Accounts payable....................................     351,370      316,972
  Accrued interest....................................     182,745      185,221
  Accrued taxes.......................................     209,269      296,305
  Dividends payable...................................     102,585      102,522
  Customer deposits...................................      44,514       44,066
  Other...............................................      85,845       92,350
                                                       -----------  -----------
                                                       $ 1,543,813  $ 1,552,954
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,383,876  $ 4,405,836
  Accumulated deferred investment tax credits.........     717,752      703,394
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     589,757      607,052
  Obligations under capital leases....................     431,402      394,624
  Regulatory liabilities..............................     699,426      613,385
  Other...............................................   1,055,002    1,166,956
                                                       -----------  -----------
                                                       $ 7,877,215  $ 7,891,247
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 19)
                                                       $23,075,967  $22,962,928
                                                       ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                      DECEMBER 31,   JUNE 30,
                                                          1994         1995
                                                      ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,191,021 shares and 214,192,468
    shares, respectively............................. $ 2,677,387   $ 2,677,406
  Premium on common stock and other paid-in capital..   2,222,941     2,222,961
  Capital stock and warrant expense..................     (16,240)      (16,233)
  Retained earnings..................................     517,335       546,624
                                                      -----------   -----------
                                                      $ 5,401,423   $ 5,430,758
                                                      -----------   -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957   $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--100,323 shares and 99,112 shares, re-
    spectively.......................................       3,190         3,152
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --            --
                                                      -----------   -----------
                                                      $   508,147   $   508,109
                                                      -----------   -----------
Preference Stock Subject to Mandatory Redemption
 Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--3,113,205 shares and 3,083,205
    shares, respectively............................. $   309,964   $   306,984
  Current redemption requirements for preference
   stock included in current liabilities.............     (17,801)      (17,801)
                                                      -----------   -----------
                                                      $   292,163   $   289,183
                                                      -----------   -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1995 through 1999--5 1/4% to 7%......... $   818,000   $   715,000
    Maturing 2000 through 2009--5.30% to 9 3/8%......   2,220,500     2,220,400
    Maturing 2010 through 2019--5.85% to 9 5/8%......   1,106,000     1,106,000
    Maturing 2020 through 2023--7 3/4% to 9 7/8%.....   1,870,000     1,870,000
                                                      -----------   -----------
                                                      $ 6,014,500   $ 5,911,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     112,593       111,052
  Pollution control obligations, due 2004 through
   2014--4% to 9 1/8%................................     337,200       337,200
  Other long-term debt...............................   1,451,449     1,264,409
  Deposit for retirement of long-term debt...........         --           (377)
  Current maturities of long-term debt included in
   current liabilities...............................    (395,554)     (268,756)
  Unamortized net debt discount and premium..........     (66,982)      (64,251)
                                                      -----------   -----------
                                                      $ 7,453,206   $ 7,290,677
                                                      -----------   -----------
                                                      $13,654,939   $13,518,727
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                         THREE MONTHS ENDED   SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30             JUNE 30            JUNE 30
                         -------------------- ----------------- -------------------
                           1994       1995      1994     1995     1994      1995
                         ---------  --------- -------- -------- --------- ---------
                                         (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................. $ 499,655  $ 521,795 $549,152 $517,335 $793,449  $340,691
Add--Net income (loss)..    (7,856)   127,377   43,709  234,423    3,844   614,661
                         ---------  --------- -------- -------- --------  --------
                         $ 491,799  $ 649,172 $592,861 $751,758 $797,293  $955,352
                         ---------  --------- -------- -------- --------  --------
Deduct--
   Dividends declared
    on--
    Common stock........ $ 135,628  $  85,676 $221,146 $171,354 $392,076  $340,490
    Preferred and pref-
     erence stocks......    15,453     16,844   30,997   33,752   62,872    68,137
   Loss on reacquired
    preference stock....        27         28       27       28    1,654       101
                         ---------  --------- -------- -------- --------  --------
                         $ 151,108  $ 102,548 $252,170 $205,134 $456,602  $408,728
                         ---------  --------- -------- -------- --------  --------
Balance at End of
 Period................. $ 340,691  $ 546,624 $340,691 $546,624 $340,691  $546,624
                         =========  ========= ======== ======== ========  ========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

               STATEMENTS OF CONSOLIDATED PREMIUM ON COMMON STOCK
                           AND OTHER PAID-IN CAPITAL

                           THREE MONTHS ENDED     SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                 JUNE 30               JUNE 30               JUNE 30
                          --------------------- --------------------- ---------------------
                             1994       1995       1994       1995       1994       1995
                          ---------- ---------- ---------- ---------- ---------- ----------
                                               (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period.................  $2,217,775 $2,222,959 $2,217,110 $2,222,941 $2,213,577 $2,221,060
Add--Premium on issuance
 of common stock........       3,285          2      3,950         20      7,483      1,901
                          ---------- ---------- ---------- ---------- ---------- ----------
Balance at End of
 Period.................  $2,221,060 $2,222,961 $2,221,060 $2,222,961 $2,221,060 $2,222,961
                          ========== ========== ========== ========== ========== ==========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                JUNE 30               JUNE 30                  JUNE 30
                          --------------------  ---------------------  ------------------------
                            1994       1995       1994        1995        1994         1995
                          ---------  ---------  ---------  ----------  -----------  -----------
                                               (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income (loss)......  $  (7,856) $ 127,377  $  43,709  $  234,423  $     3,844  $   614,661
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization........    230,934    238,116    463,658     476,728      923,145      942,394
   Deferred income taxes
    and investment tax
    credits--net........    (32,157)    24,162    (36,467)     34,444       65,880      198,096
   Equity component of
    allowance for funds
    used during
    construction........     (5,070)    (3,776)   (12,426)     (5,869)     (25,428)     (16,071)
   Provisions for
    revenue refunds and
    related interest....     12,220       (231)    28,990        (231)   1,239,598        8,327
   Revenue refunds and
    related interest....   (327,016)        20   (673,568)     15,135     (860,661)    (532,947)
   Recovery/(deferral)
    of regulatory
    assets/deferred car-
    rying charges--net..      3,818      3,818      7,817       7,636     (426,661)      15,272
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................     15,930        180     31,537         560       31,675        2,603
   Net effect on cash
    flows of changes in:
     Receivables........    (28,017)    (8,148)   187,330      (6,139)     124,846      (78,534)
     Coal and fuel oil..    (22,047)   (12,802)   (19,275)    (24,426)     100,941       (2,271)
     Materials and sup-
      plies.............      3,169      4,475        176      18,082       14,089       36,008
     Accounts payable
      adjusted for
      nuclear fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     67,606     63,992     15,929      81,219      268,161      183,480
     Accrued interest
      and taxes.........     (8,880)     6,494     41,844      89,512       25,860      120,495
     Other changes in
      certain current
      assets and
      liabilities.......    (53,995)     3,031    (34,775)      9,590      (36,757)      (9,687)
   Other--net...........     92,952     51,552    131,492     135,070      143,257      129,012
                          ---------  ---------  ---------  ----------  -----------  -----------
                          $ (58,409) $ 498,260  $ 175,971  $1,065,734  $ 1,591,789  $ 1,610,838
                          ---------  ---------  ---------  ----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction expendi-
  tures.................  $(191,213) $(178,948) $(378,591) $ (379,966) $  (837,630) $  (721,977)
 Nuclear fuel expendi-
  tures.................    (56,550)   (72,297)  (105,299)   (111,154)    (213,919)    (263,120)
 Equity component of
  allowance for funds
  used during
  construction..........      5,070      3,776     12,426       5,869       25,428       16,071
 Contributions to nu-
  clear decommissioning
  funds.................        --         --     (96,229)    (96,229)    (132,550)    (132,550)
 Investment in subsidi-
  ary companies.........        --          (1)       --           (1)         --           (50)
 Other cash investments
  and special deposits..    548,883      7,420    620,532        (579)       3,654          876
                          ---------  ---------  ---------  ----------  -----------  -----------
                          $ 306,190  $(240,050) $  52,839  $ (582,060) $(1,155,017) $(1,100,750)
                          ---------  ---------  ---------  ----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of securi-
  ties--
  Long-term debt........  $ 211,576  $     --   $ 277,114  $      --   $ 1,226,954  $   269,176
  Capital stock.........      3,996        --       5,031         --        10,982       72,938
 Retirement and redemp-
  tion of securities--
  Long-term debt........   (300,445)  (262,026)  (355,752)   (291,663)  (1,197,115)    (639,841)
  Capital stock.........     (2,887)    (3,000)    (2,887)     (3,000)     (62,031)     (17,822)
 Deposits and securi-
  ties held for retire-
  ment and redemption
  of securities.........     16,082      1,403      3,194        (271)     155,392         (274)
 Premium paid on early
  redemption of long-
  term debt.............       (400)       --        (900)        --       (26,355)      (3,664)
 Cash dividends paid on
  capital stock.........   (101,062)  (102,584)  (202,109)   (205,169)    (405,975)    (449,402)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     51,056        --     168,020     115,340      250,628      253,968
 Nuclear fuel lease
  principal payments....    (46,091)   (52,832)   (99,536)   (115,617)    (226,862)    (225,770)
 Increase in short-term
  borrowings............        --      40,000        150      40,000          500       41,050
                          ---------  ---------  ---------  ----------  -----------  -----------
                          $(168,175) $(379,039) $(207,675) $ (460,380) $  (273,882) $  (699,641)
                          ---------  ---------  ---------  ----------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $  79,606  $(120,829) $  21,135  $   23,294  $   162,890  $  (189,553)
Cash and Temporary Cash
 Investments at
 Beginning of Period....    186,891    197,773    245,362      53,650      103,607      266,497
                          ---------  ---------  ---------  ----------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 266,497  $  76,944  $ 266,497  $   76,944  $   266,497  $    76,944
                          =========  =========  =========  ==========  ===========  ===========

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

  Holding Company Restructuring. Effective September 1, 1994, Unicom became the parent corporation of ComEd and Unicom Enterprises in a corporate restructuring. Previously, Unicom Enterprises was a wholly-owned subsidiary of ComEd. The restructuring was accounted for by the pooling-of-interests method. In the restructuring, each of the 214,185,572 outstanding shares of ComEd common stock, par value $12.50 per share, was converted into one fully paid and non-assessable share of Unicom common stock, without par value. In addition, the outstanding shares of the common stock of CECo Merging Corporation (a wholly-owned subsidiary of ComEd created to effect the restructuring) were converted into the same number of shares of ComEd common stock, par value $12.50 per share, outstanding immediately prior to the restructuring. The preferred and preference stocks, common stock purchase warrants, first mortgage bonds and other debt obligations of ComEd and the Indiana Company were unchanged in the restructuring and remain their outstanding securities and obligations.

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

  Interest. Total interest costs incurred on debt, leases and other obligations for the three months ended June 30, 1994 and 1995 were $183,415,000 and $177,024,000, respectively, for the six months ended June 30, 1994 and 1995 were $373,540,000 and $353,893,000, respectively, and for the twelve months ended June 30, 1994 and 1995 were $788,722,000 and $709,898,000, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 1994 and 1995 was as follows:

                          THREE MONTHS ENDED  SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                JUNE 30            JUNE 30              JUNE 30
                          ------------------- ------------------  --------------------
                            1994      1995      1994      1995      1994       1995
                          --------- --------- --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $146,937  $145,010  $319,884  $316,266  $646,945   $641,806
   Income taxes (net of
    refunds)............  $ 55,798  $ 52,913  $(77,591) $ 22,492  $(81,639)  $ 95,160
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $ 52,370  $  1,433  $169,869  $118,243  $253,118   $258,091

  (2) SETTLEMENTS RELATING TO CERTAIN RATE MATTERS. See Unicom's Note 2 of Notes to Financial Statements.

  (3) OTHER RATE MATTERS. See Unicom's Note 3 of Notes to Financial
Statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (4) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At June 30, 1995, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--23,393,205 shares; $1.425 convertible preferred stock--99,112 shares; and prior preferred stock-- 850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (5) COMMON STOCK. At June 30, 1995, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock.................. 101,094
      Conversion of warrants............................................  27,673
                                                                         -------
                                                                         128,767
                                                                         =======

  During the three months, six months and twelve months ended June 30, 1994 and 1995, shares of common stock were issued as follows:


                           THREE MONTHS ENDED   SIX MONTHS ENDED  TWELVE MONTHS ENDED
                                JUNE 30             JUNE 30             JUNE 30
                           -------------------  ----------------  -------------------
                              1994      1995      1994     1995     1994       1995
                           ----------- -------  -------- -------  ---------  --------
Employee Stock Purchase
 Plan....................      154,710     --    154,710     --     284,656       --
Employee Savings and
 Investment Plan.........       27,600     --     65,600     --     148,800    15,800
Conversion of $1.425
 convertible preferred
 stock...................       87,356     161    93,106   1,231    106,892    98,175
Conversion of warrants...        5,554      86     5,752     216      6,514     8,178
                           -----------  ------  --------  ------  ---------  --------
                               275,220     247   319,168   1,447    546,862   122,153
                           ===========  ======  ========  ======  =========  ========

  At December 31, 1994 and June 30, 1995, 83,751 and 83,021 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

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

  (10) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 10 of Notes to Financial Statements.

  (11) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 11 of Notes to Financial Statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (12) PENSION BENEFITS. See Unicom's Note 12 of Notes to Financial Statements.

  (13) POSTRETIREMENT HEALTH CARE BENEFITS. See Unicom's Note 13 of Notes to Financial Statements.

  (14) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1994 and June 30, 1995 were as follows:

                                                        DECEMBER 31,  JUNE 30,
                                                            1994        1995
                                                        ------------ ----------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................   $3,266,930  $3,325,967
 Overheads capitalized................................      266,159     258,904
 Repair allowance.....................................      210,655     205,667
 Regulatory assets recoverable through future rates...    1,791,395   1,727,351
Deferred income tax assets:
 Postretirement benefits..............................     (177,991)   (195,421)
 Unbilled revenues....................................      (90,396)   (100,223)
 Loss carryforward....................................      (10,090)        --
 Alternative minimum tax..............................     (283,331)   (257,698)
 Unamortized investment tax credits to be settled
  through future rates................................     (471,058)   (461,628)
 Other regulatory liabilities to be settled through
  future rates........................................     (179,755)   (151,757)
 Other--net...........................................      (58,999)    (65,458)
                                                         ----------  ----------
Net deferred income tax liability.....................   $4,263,519  $4,285,704
                                                         ==========  ==========

The $22 million increase in the net deferred income tax liability from December 31, 1994 to June 30, 1995 is comprised of $49 million of deferred income tax expense and a $27 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, six months and twelve months ended June 30, 1994 and 1995 were as follows:

                          THREE MONTHS ENDED   SIX MONTHS ENDED    TWELVE MONTHS ENDED
                               JUNE 30              JUNE 30              JUNE 30
                          -------------------- ------------------  --------------------
                            1994       1995      1994      1995      1994       1995
                          ---------  --------- --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Electric operating
 income:
 Current income taxes...  $  22,932  $ 65,675  $ 58,292  $131,004  $ (58,146) $ 232,926
 Deferred income taxes..     (3,619)   30,395    (3,000)   47,462    119,517    219,769
 Investment tax credits
  deferred--net.........     (7,201)   (7,179)  (14,425)  (14,358)   (29,236)   (28,690)
Other (income) and
 deductions.............    (23,667)     (299)  (21,266)     (526)   (46,727)    (2,322)
                          ---------  --------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $ (11,555) $ 88,592  $ 19,601  $163,582  $ (14,592) $ 421,683
                          =========  ========  ========  ========  =========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1994 and 1995:

                         THREE MONTHS ENDED    SIX MONTHS ENDED   TWELVE MONTHS ENDED
                               JUNE 30             JUNE 30              JUNE 30
                         --------------------  -----------------  --------------------
                           1994       1995      1994      1995      1994       1995
                         ---------  ---------  -------  --------  --------  ----------
Pre-tax book income
 (thousands)............  $(19,411)  $215,969  $63,310  $398,005  $(10,748) $1,036,344
Effective income tax
 rate...................      59.5%      41.0%    31.0%     41.1%    135.8%       40.7%

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 1994 and 1995 were as follows:

                            THREE MONTHS ENDED   SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                 JUNE 30              JUNE 30              JUNE 30
                            -------------------- ------------------  --------------------
                              1994       1995      1994      1995      1994       1995
                            ---------  --------- --------  --------  ---------  ---------
                                             (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate.....................  $  (6,794) $ 75,589  $ 22,159  $139,302  $  (3,762) $ 362,720
Equity component of
 AFUDC which was
 excluded from taxable
 income...................     (1,775)   (1,322)   (4,349)   (2,054)    (8,900)    (5,625)
Amortization of invest-
 ment tax credits.........     (7,189)   (7,178)  (14,412)  (14,358)   (29,250)   (28,755)
State income taxes, net
 of federal income taxes..        728    12,888     5,729    23,284      6,007     57,696
Differences between book
 and tax accounting,
 primarily property-
 related deductions.......      2,532     7,279     8,819    15,778     15,764     28,375
Other--net................        943     1,336     1,655     1,630      5,549      7,272
                            ---------  --------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions....................  $ (11,555) $ 88,592  $ 19,601  $163,582  $ (14,592) $ 421,683
                            =========  ========  ========  ========  =========  =========

  Current federal income tax liabilities were recorded that include excess amounts of AMT over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. The excess amounts of AMT can be carried forward indefinitely as a credit against future years' regular federal income tax liabilities.

  (15) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1994 and 1995 were as follows:

                            THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                                  JUNE 30            JUNE 30            JUNE 30
                            ------------------- ----------------- -------------------
                              1994      1995      1994     1995     1994      1995
                            --------- --------- -------- -------- --------- ---------
                                             (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................... $  47,246 $  51,763 $ 99,788 $107,941 $ 195,114 $ 219,416
Illinois invested capital..    27,076    26,814   54,488   54,110   109,816   108,995
Municipal utility gross
 receipts..................    33,155    36,861   68,495   74,906   115,129   151,422
Real estate................    46,391    40,121   91,022   86,953   170,960   176,152
Municipal compensation.....    16,885    17,637   34,610   35,427    58,085    73,464
Other--net.................    17,533    16,432   39,956   40,048    68,511    69,373
                            --------- --------- -------- -------- --------- ---------
                            $ 188,286 $ 189,628 $388,359 $399,385 $ 717,615 $ 798,822
                            ========= ========= ======== ======== ========= =========

  (16) LEASE OBLIGATIONS. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million (consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes) to finance the transactions. The commercial paper/bank borrowing portion currently will expire on November 23, 1996, but ComEd plans to ask for an extension of the expiration date. At June 30, 1995, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $619 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at June 30, 1995 for capital leases are estimated to aggregate $686 million, including $138 million in 1995, $236 million in 1996, $125 million in 1997, $85 million in 1998, $46 million in 1999 and $56 million in 2000-2003. The estimated interest component of such rental payments aggregates $67 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $147 million and $182 million at December 31, 1994 and June 30, 1995, respectively.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

  Future minimum rental payments at June 30, 1995 for operating leases are estimated to aggregate $145 million, including $4 million in 1995, $9 million in 1996, $9 million in 1997, $9 million in 1998, $9 million in 1999 and $105 million in 2000-2024.

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

  LITIGATION. During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. In February 1994, a federal jury returned nominal dollar verdicts on eight bellwether plaintiffs' claims in these cases. Plaintiffs have appealed those judgments. Although the remaining cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

  In 1990, ComEd filed a complaint in the Circuit Court against Westinghouse and certain of its employees. The complaint alleges that the defendants knowingly concealed information regarding the durability of the metal used in the steam generators (a major component of the nuclear steam supply systems) at ComEd's Zion, Byron and Braidwood stations. The complaint further alleges that the defects in the steam generators will prevent the plants from maintaining their full power output through their forty-year design life without costly remanufacture or replacement of the steam generators. Damages, including punitive damages, in an unspecified amount are claimed. Westinghouse has filed a counterclaim against ComEd which seeks recovery of Westinghouse's costs of defense and damages of approximately $13 million.

  Shareholder derivative lawsuits were filed in 1992 and 1993 in the Circuit Court against current and former directors of ComEd alleging that they breached their fiduciary duty and duty of care to ComEd in connection with the management of the activities associated with the construction of ComEd's four most recently completed nuclear generating units. The lawsuits sought restitution to ComEd by the defendants for unquantified and undefined losses and costs alleged to have been incurred by ComEd. Both lawsuits were dismissed by the Circuit Court; however, appeals are pending before the Illinois Appellate Court.

  A number of complaints have been filed by former employees with the EEOC, and several lawsuits have been filed by former employees in the U.S. District Court, alleging that the employees' terminations (which occurred as part of ComEd's management workforce reductions that were implemented in 1992) involved discrimination on the basis of age, race, sex, national origin and/or disabilities, in violation of applicable law. The complainants in these various cases are seeking, among other things, awards of back pay and lost benefits, reinstatement, pecuniary damages, and costs and attorneys' fees. Discovery in these cases is proceeding, and ComEd does not view these cases as having a material impact on its financial position or results of operations.

  In July 1995, the Chicago area experienced several consecutive days of unusually high temperatures coupled with high humidity. Between July 12 and 14, 1995, ComEd experienced record demand for electricity. On July 14, 1995, a fire in a substation caused a power outage to approximately 40,000 customers. Other equipment failures in the same general area caused certain of these customers to be without power for up to 48 hours. In the wake of these power outages, two class action lawsuits were filed against ComEd seeking recovery of damages for property losses allegedly suffered. One suit seeks at least $10 million in damages; the other seeks unspecified damages.

  NUCLEAR MATTERS. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998; however, this delivery schedule is expected to be delayed significantly. It is not certain when the DOE will accept high-level radioactive waste from ComEd and other operators of nuclear power plants. Extended delays or a default by the DOE would lead to consideration of costly alternatives involving serious siting and environmental issues. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. ComEd has primary responsibility for the interim storage of its spent nuclear fuel. ComEd's capability to store spent fuel is more than adequate for some years to come. Dresden station has spent fuel capacity through the year 2001, Zion station has capacity through 2005 and all of the other stations have capacity through at least 2009. In addition, ComEd is planning to develop dry cask spent fuel storage on site for Dresden Unit 1 at an estimated cost of $12 million. Meeting other spent fuel storage requirements beyond the years stated above could require new and separate storage facilities. The costs for Zion and the other units at Dresden have not been determined.

  The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for low-level radioactive waste and restrict use of such facilities to waste generated within the region. Between July 1, 1994 and July 1, 1995, there were no commercial operating sites in the United States for the disposal of low-level radioactive waste available to ComEd. However, the Barnwell, South Carolina low-level radioactive waste site was reopened on July 1, 1995 and is available to ComEd. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress as required by the Waste Policy Act. Neither Illinois nor Kentucky currently has an operational site, and one is currently not expected to be operational until after the year 2000. ComEd has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste and is planning additional such capacity pending development of disposal facilities by the state of Illinois. ComEd anticipates the possibility of continuing difficulties in disposing of low-level radioactive waste. Since the reopening and availability of the Barnwell site, ComEd has been reevaluating its options.

  During the past several years, the NRC has placed two of ComEd's nuclear generating stations, Zion station and Dresden station, on its list of plants to be monitored closely. Although Zion station (which was placed on the list in early 1991) was removed from that list in February 1993, Dresden station (which was placed on the list in early 1992) remains on the list. In June 1995, the NRC reported that over the past year performance at Dresden was cyclical; plant material condition needs to be improved at Dresden and a more effective work management system is needed to deal with the corrective maintenance backlog. Accordingly, Dresden will remain on the NRC list of plants to be monitored closely. Because of the age of Zion, Dresden and Quad-Cities stations, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations. Beginning in late 1992, ComEd restructured its management of its nuclear operations division and since that time has committed additional resources to the stations' operations.

  In January 1994, ComEd was notified by the NRC that ComEd's LaSalle County and Quad-Cities stations were placed on the list of plants with adverse performance trends. ComEd was informed that the NRC concerns about LaSalle County station included, among other matters, deficient radiation worker practices. The NRC concerns with Quad-Cities station included, among other matters, deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems. ComEd has provided written and verbal responses to the NRC and is working to resolve the concerns. In February 1995, the NRC concluded that LaSalle County had arrested the adverse trends in most areas and "normal" designation should be returned. In June 1995, the NRC concluded that the declining trends at Quad-Cities station also had been arrested in most areas and normal designation should be returned. As noted above, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations in connection with Zion, Dresden and Quad-Cities stations. In addition, generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1993; however, certain intervenors have appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance.

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

  ComEd has studied the possibility of having to replace the steam generators at its Zion station. The initial studies were completed in June 1991 and additional follow-up studies are continuing. Based on the most recent findings of these studies, it will not be necessary to replace the Zion steam generators until at least the year 2005 and ComEd believes that the potential exists that replacement will not be necessary during the original operating license life, which expires in 2013. ComEd has also studied the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1. The studies indicate that, from a technical standpoint, the steam generators should be replaced and, from an economic standpoint, the replacements should be performed at the earliest possible time. The steam generator replacements are currently planned to be completed in 1998 for Braidwood Unit 1 and in 1999 for Byron Unit 1. The estimated replacement costs, including the costs of removal of the existing steam generators, are approximately $235 million for each unit. Approximately $170 million of expenditures is included in the current 1995-97 construction program. See "Litigation" herein concerning litigation by ComEd against Westinghouse concerning steam generators.

  During the year 1994, civil penalties were imposed on ComEd by the NRC on eight occasions for violations of NRC regulations in amounts aggregating $867,500. Since January 1, 1995, the NRC has imposed on ComEd two civil penalties in the amount of $200,000 for violations of NRC regulations. There is also one enforcement issue currently outstanding and under review by the NRC.

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

  Under the Federal Clean Water Act, NPDES permits for discharges into waterways are required to be obtained from the U.S. EPA or from the state environmental agency to which the permit program has been delegated. Those permits must be renewed periodically. ComEd and the Indiana Company either have NPDES permits for all of their generating stations or have pending applications for such permits under the current delegation of the program to the Illinois EPA or the Indiana Department of Environmental Management. ComEd is also subject to the jurisdiction of certain pollution control agencies of the state of Iowa with respect to the discharge into the Mississippi River from Quad-Cities station.

  In August 1990, the Sierra Club filed suit in the U.S. District Court under
Section 505 of the Federal Clean Water Act alleging violations of state of Illinois water quality standards with respect to thermal effluents at ComEd's Fisk, Crawford, Will County, Joliet and Dresden generating stations. In July 1991, the Sierra Club and ComEd reached a settlement of this suit which was approved by the Court in November 1991. Under the settlement, ComEd has agreed to perform an ecological study of the thermal effluents discharged from the generating stations. Ultimately, this study, which is currently underway, may determine whether the installation of closed cycle cooling facilities or operational restrictions are necessary at one or more of these stations.

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

  The Clean Air Amendments require reductions in sulfur dioxide emissions from ComEd's Kincaid station. The Clean Air Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide have been issued by the U.S. EPA based largely on historical levels of sulfur dioxide emissions. These allowances are transferable and marketable. ComEd's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on ComEd and the Indiana Company's ability to acquire additional allowances or to reduce emissions below otherwise allowable levels from their existing generating plants. In addition, the Clean Air Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. ComEd's Clean Air Compliance Plan for Kincaid station was approved by the ICC in July 1993. In late 1993, however, a federal court declared the Illinois law under which the approval was received to be unconstitutional and compliance plans prepared and approved in reliance on the law to be void. In January 1995, the federal court's decision was affirmed by the U.S. Court of Appeals and Illinois has decided to not pursue further appeals. ComEd is currently burning low sulfur coal at Kincaid station to meet Clean Air Act Phase I requirements. ComEd will determine future compliance plans for Kincaid station as necessary.

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

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1995) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been recorded as of December 31, 1994 and June 30, 1995, which reflects the low end of the range of its estimate of the liability associated with former MGP sites. In addition, as of December 31, 1994 and June 30, 1995, a reserve of $8 million has been recorded, representing its estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  In July 1991, the U.S. Government filed a complaint in U.S. District Court alleging that ComEd and four other defendants are PRPs for remediation costs associated with surface, soil and groundwater contamination alleged to have occurred from the disposal by other persons of hazardous wastes at a site located near ComEd's Byron station in Byron, Illinois. The U.S. Government alleges that a portion of the site is owned by ComEd. The U.S. Government is presently seeking reimbursement from the PRPs for past study and response costs associated with the site of approximately $7 million. ComEd is currently pursuing a negotiated settlement and is not actively pursuing cost recovery from other PRPs at this time.

  In October 1992, the U.S. EPA notified ComEd and four other companies, including the site operator, that they were PRPs for the costs associated with the investigation and removal of contaminated soil at the Elgin Salvage and Supply site in Elgin, Illinois. In April 1993, the U.S. EPA issued an order under Section 106 of CERCLA to ComEd and the other parties to investigate and remove the contamination from the site. ComEd sent substantial amounts of scrap cable and other scrap metal to the site. The site investigation and remediation was completed in March 1995 at a cost of approximately $9 million, except for final U.S. EPA project review. The site operator claims to be unable to fund more than a small share of the removal costs. Consequently, the other parties have agreed to an interim allocation of the removal costs. The interim agreement allocates 55% of the removal costs to ComEd. ComEd and the other PRPs have filed a cost recovery action against the site operator and the site owners to require that they provide their share of the remediation costs. ComEd and the site owner are in litigation with several insurance companies for claims. Also, additional PRPs have responded to informational requests concerning their potential liability at the site. Their participation should reduce ComEd's percent allocation of such costs.

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

  In 1990, the IPCB replaced existing landfill regulations with new, more stringent design and performance standards. These regulations are expected to increase the cost to ComEd for disposal of coal combustion by-products at its Joliet station. At Joliet, an existing landfill utilized for disposal of coal ash may require the installation by 1997 of engineered retrofits designed to protect groundwater. ComEd has requested exemptions from certain of the new regulations from the IPCB. If its request is denied, then alternative landfill siting, commercial disposal, or retrofitting of the existing facility could result in significant increases in disposal expenditures.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1994 or in these Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1995, which could have such an effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Unicom's annual meeting of shareholders was held on May 24, 1995. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                      SHARES       SHARES
  NOMINEE                                            VOTED FOR  WITHHELD FROM
  -------                                           ----------- -------------
Jean Allard........................................ 183,923,666   3,437,237
James W. Compton................................... 184,154,083   3,206,820
Sue L. Gin......................................... 184,331,377   3,029,526
Donald P. Jacobs................................... 184,317,586   3,043,317
Edgar D. Jannotta.................................. 184,410,460   2,950,443

                                                      SHARES       SHARES
  NOMINEE                                            VOTED FOR  WITHHELD FROM
  -------                                           ----------- -------------
George E. Johnson.................................. 184,122,880   3,238,023
Edward A. Mason.................................... 184,151,247   3,209,656
James J. O'Connor.................................. 184,215,231   3,145,672
Frank A. Olson..................................... 184,385,906   2,974,997
Samuel K. Skinner.................................. 184,101,684   3,259,219

  Also at the meeting, the appointment by Unicom's Board of Directors of Arthur Andersen LLP as auditors for the year 1995 was approved. A total of 184,239,772 shares voted to approve the appointment, 1,531,053 shares voted against and 1,590,078 shares abstained.

  ComEd's annual meeting of shareholders was held on May 24, 1995. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                                       SHARES
  NOMINEE                                                             VOTED FOR
  -------                                                            -----------
Jean Allard......................................................... 214,185,572
James W. Compton.................................................... 214,185,572
Sue L. Gin.......................................................... 214,185,572
Donald P. Jacobs.................................................... 214,185,572
Edgar D. Jannotta................................................... 214,185,572
George E. Johnson................................................... 214,185,572
Edward A. Mason..................................................... 214,185,572
James J. O'Connor................................................... 214,185,572
Frank A. Olson...................................................... 214,185,572
Samuel K. Skinner................................................... 214,185,572

  Also at the meeting, the appointment by ComEd's Board of Directors of Arthur Andersen LLP as auditors for the year 1995 was approved. A total of 214,185,572 shares voted to approve the appointment.

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

  (b) Reports on Form 8-K

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August, 1995. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX

  Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended June 30, 1995:

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