Form 10-Q
period 1995-09-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1995-11-13
CIK 918040, 22606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

      (Mark One)
              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1995

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

Common Stock outstanding at October 31, 1995:
    Unicom Corporation                           214,820,573 shares
    Commonwealth Edison Company                  214,194,330 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                         QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1995 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Income for the three months, nine months
     and twelve months ended September 30, 1994 and 1995.................     5
    Consolidated Balance Sheets--December 31, 1994 and September 30,
     1995................................................................   6-7
    Statements of Consolidated Capitalization--December 31, 1994 and Sep-
     tember 30, 1995.....................................................     8
    Statements of Consolidated Retained Earnings for the three months,
     nine months and twelve months ended September 30, 1994 and 1995.....     9
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1994 and 1995..........    10
    Notes to Financial Statements........................................ 11-30
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 31-42
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    44
    Statements of Consolidated Income for the three months, nine months
     and twelve months ended September 30, 1994 and 1995.................    45
    Consolidated Balance Sheets--December 31, 1994 and September 30,
     1995................................................................ 46-47
    Statements of Consolidated Capitalization--December 31, 1994 and Sep-
     tember 30, 1995.....................................................    48
    Statements of Consolidated Retained Earnings for the three months,
     nine months and twelve months ended September 30, 1994 and 1995.....    49
    Statements of Consolidated Premium on Common Stock and Other Paid-In
     Capital for the three months, nine months and twelve months ended
     September 30, 1994 and 1995.........................................    49
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1994 and 1995..........    50
    Notes to Financial Statements........................................ 51-55
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    56
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 57-62
  Item 6. Exhibits and Reports on Form 8-K...............................    63
SIGNATURES...............................................................    64

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          TERM                                   MEANING
 ----------------------- ------------------------------------------------------
 AFUDC                   Allowance for funds used during construction
 AMT                     Alternative minimum tax
 CERCLA                  Comprehensive Environmental Response, Compensation and
                          Liability Act of 1980, as amended
 CFC                     Chlorofluorocarbon
 Circuit Court           Circuit Court of Cook County, Illinois
 Clean Air Amendments    Clean Air Act Amendments of 1990
 ComEd                   Commonwealth Edison Company
 Cotter                  Cotter Corporation, which is a wholly-owned subsidiary
                          of ComEd.
 DOE                     U.S. Department of Energy
 EEOC                    Equal Employment Opportunity Commission
 EMFs                    Electric and magnetic fields
 FASB                    Financial Accounting Standards Board
 FERC                    Federal Energy Regulatory Commission
 Fuel Matters Settlement A settlement relating to the ICC fuel reconciliation proceedings involving ComEd for the period from 1985
                          through 1988 and to future challenges by the settling
                          parties to the prudence of ComEd's western coal costs
                          for the period from 1989 through 1992.
 ICC                     Illinois Commerce Commission
 Illinois EPA            Illinois Environmental Protection Agency
 Indiana Company         Commonwealth Edison Company of Indiana, Inc., which is
                          a wholly-owned subsidiary of ComEd.
 IPCB                    Illinois Pollution Control Board
 MAIN                    Mid-America Interconnected Network
 MGP                     Manufactured gas plant
 NEIL                    Nuclear Electric Insurance Limited
 NML                     Nuclear Mutual Limited
 NOPR                    Notice of Proposed Rulemaking issued by the FERC
 NPDES                   National Pollutant Discharge Elimination System
 NPL                     National Priorities List
 NRC                     Nuclear Regulatory Commission
 PCBs                    Polychlorinated biphenyls
 PRPs                    Potentially responsible parties under CERCLA
 Rate Matters Settlement A settlement concerning the proceedings relating to
                          ComEd's 1985 and 1991 ICC rate orders (which orders
                          related to, among other things, the recovery of costs
                          associated with ComEd's four most recently completed
                          nuclear generating units), the proceedings related to
                          the reduction in the difference between ComEd's
                          summer and non-summer residential rates that was
                          effected in the summer of 1988, outstanding issues
                          related to the appropriate interest rate and rate
                          design to be applied to a refund made by ComEd during
                          1990 related to a 1988 ICC rate order, and matters
                          related to a rider to ComEd's rates that it was
                          required to file as a result of the change in the
                          federal corporate income tax rate made by the Tax
                          Reform Act of 1986.
 Rate Order              ICC rate order issued on January 9, 1995, as
                          subsequently modified
 Remand Order            ICC rate order issued in January 1993, as subsequently
                          modified
 SEC                     Securities and Exchange Commission
 SFAS                    Statement of Financial Accounting Standards
 Trust                   ComEd Financing I, which is a wholly-owned subsidiary
                          trust of ComEd.
 Unicom                  Unicom Corporation
 Unicom Enterprises      Unicom Enterprises Inc., which is a wholly-owned
                          subsidiary of Unicom.
 Unicom Thermal          Unicom Thermal Technologies Inc., which is a wholly-
                          owned subsidiary of Unicom Enterprises.
 Units                   ComEd's nuclear generating units known as Byron Unit 2
                          and Braidwood Units 1 and 2
 U.S. EPA                U.S. Environmental Protection Agency
 Westinghouse            Westinghouse Electric Corporation

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of December 31, 1994 and September 30, 1995, and the related statements of consolidated income, retained earnings and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of December 31, 1994 and September 30, 1995, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1994 and 1995, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP
Chicago, Illinois
November 8, 1995

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, nine months and twelve months ended September 30, 1994 and 1995 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, competition, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                              SEPTEMBER 30            SEPTEMBER 30             SEPTEMBER 30
                          ----------------------  ----------------------  -----------------------
                             1994        1995        1994        1995        1994         1995
                          ----------  ----------  ----------  ----------  -----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues:
 Operating revenues.....  $1,857,863  $2,190,862  $4,825,753  $5,328,494  $ 6,336,042  $6,795,916
 Provisions for revenue
  refunds...............      (2,587)        --      (13,561)         25   (1,049,790)     (2,324)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $1,855,276  $2,190,862  $4,812,192  $5,328,519  $ 5,286,252  $6,793,592
                          ----------  ----------  ----------  ----------  -----------  ----------
Operating Expenses and
 Taxes:
 Fuel...................  $  288,990  $  322,990  $  814,974  $  850,422  $ 1,116,444  $1,085,300
 Purchased power........      11,633      22,623      56,466      32,609       60,011      35,267
 Deferred
  (under)/overrecovered
  energy costs--net ....       9,508      (9,840)    (11,451)     (8,578)      (3,624)      4,813
 Operation..............     359,235     385,855   1,152,233   1,143,280    1,543,912   1,524,033
 Maintenance............     122,481     133,312     458,125     418,235      610,600     521,430
 Depreciation...........     221,966     225,039     665,835     674,991      883,043     896,629
 Recovery of regulatory
  assets................       3,818       3,818      11,635      11,454       14,574      15,272
 Taxes (except income)..     210,879     240,048     599,238     639,721      727,167     828,278
 Income taxes--
  Current--Federal......      81,337     143,368     137,804     244,379      (72,366)    263,004
  --State...............        (846)     51,877         979      79,984      (55,067)     80,918
  Deferred--Federal--
   net..................      78,466      94,423      63,414     133,771      111,935     173,749
  --State--net..........      36,010       2,520      47,634      10,581       72,314      27,963
 Investment tax credits
  deferred--net.........      (7,195)     (7,177)    (21,620)    (21,535)     (29,142)    (28,672)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $1,416,282  $1,608,856  $3,975,266  $4,209,314  $ 4,979,801  $5,427,984
                          ----------  ----------  ----------  ----------  -----------  ----------
Operating Income........  $  438,994  $  582,006  $  836,926  $1,119,205  $   306,451  $1,365,608
                          ----------  ----------  ----------  ----------  -----------  ----------
Other Income and
 (Deductions):
 Interest on long-term
  debt..................  $ (154,420) $ (146,295) $ (467,413) $ (449,401) $  (623,525) $ (603,213)
 Interest on notes
  payable...............        (226)     (2,101)       (415)     (2,473)        (502)     (2,616)
 Allowance for funds
  used during
  construction--
  Borrowed funds........       4,336       2,674      14,831       7,551       20,038      11,631
  Equity funds..........       5,215       2,834      17,641       8,703       24,189      13,690
 Income taxes applicable
  to nonoperating
  activities............       3,050       1,989      23,620       2,458       35,409       5,911
 Deferred carrying
  charges...............         --          --          --          --       438,183         --
 Interest and other
  costs for 1993
  Settlements...........      (3,368)        --      (21,261)        (61)    (119,935)       (264)
 Provision for dividends
  on--
  Preferred and
   preference stocks of
   ComEd................     (16,966)    (16,674)    (47,994)    (50,447)     (63,801)    (67,380)
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of ComEd
   Financing I..........         --         (188)        --         (188)         --         (188)
 Miscellaneous--net.....     (12,954)    (16,812)    (79,593)    (30,447)     (82,961)    (39,688)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $ (175,333) $ (174,573) $ (560,584) $ (514,305) $  (372,905) $ (682,117)
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss).......  $  263,661  $  407,433  $  276,342  $  604,900  $   (66,454) $  683,491
                          ==========  ==========  ==========  ==========  ===========  ==========
Average Number of Common
 Shares Outstanding.....     214,138     214,769     213,947     214,625      213,880     214,539
Earnings (Loss) per
 Common Share...........       $1.23       $1.90       $1.29       $2.82       $(0.31)      $3.19
Cash Dividends Declared
 per Common Share.......       $0.40       $0.40       $1.20       $1.20       $ 1.60       $1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER
                                                      DECEMBER 31,      30,
                       ASSETS                             1994         1995
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,043 million
   and $1,029 million, respectively)................. $26,257,665   $26,759,559
  Less--Accumulated provision for depreciation.......   9,623,756    10,358,526
                                                      -----------   -----------
                                                      $16,633,909   $16,401,033
  Nuclear fuel, at amortized cost....................     689,424       662,069
                                                      -----------   -----------
                                                      $17,323,333   $17,063,102
                                                      -----------   -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $   880,944   $ 1,145,850
  Subsidiary companies...............................     118,051       113,142
  Other, at cost.....................................      41,292        78,872
                                                      -----------   -----------
                                                      $ 1,040,287   $ 1,337,864
                                                      -----------   -----------
Current Assets:
  Cash............................................... $     1,927   $     3,361
  Temporary cash investments.........................      75,008       602,373
  Other cash investments.............................      19,588         1,978
  Special deposits...................................      29,603           897
  Receivables--
    Customers........................................     463,241       659,239
    Taxes............................................      36,228           398
    Other............................................      67,389        49,685
    Provisions for uncollectible accounts............     (10,720)      (11,404)
  Coal and fuel oil, at average cost.................     108,872       101,567
  Materials and supplies, at average cost............     384,612       362,626
  Deferred unrecovered energy costs..................      48,697        51,486
  Deferred income taxes related to current assets and
   liabilities--
    Loss carryforward................................      10,090           --
    Other............................................     110,267       121,639
  Prepayments and other..............................      57,050        32,806
                                                      -----------   -----------
                                                      $ 1,401,852   $ 1,976,651
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,604,270   $ 2,497,400
  Unrecovered energy costs...........................     643,438       604,415
  Other..............................................     108,308        66,248
                                                      -----------   -----------
                                                      $ 3,356,016   $ 3,168,063
                                                      -----------   -----------
                                                      $23,121,488   $23,545,680
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER
                                                       DECEMBER 31,     30,
            CAPITALIZATION AND LIABILITIES                 1994        1995
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,448,127  $ 5,803,232
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........     508,147      508,058
    Subject to mandatory redemption requirements......     292,163      265,047
  ComEd-obligated mandatorily redeemable preferred
   securities of ComEd Financing I*...................         --       200,000
  Long-term debt......................................   7,453,206    6,618,332
                                                       -----------  -----------
                                                       $13,701,643  $13,394,669
                                                       -----------  -----------
Current Liabilities:
  Notes payable--bank loans........................... $     7,150  $     7,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     560,545      993,321
  Accounts payable....................................     350,958      319,148
  Accrued interest....................................     182,745      160,561
  Accrued taxes.......................................     206,973      374,492
  Dividends payable...................................     102,647      102,506
  Customer deposits...................................      44,514       44,665
  Other...............................................      85,845      103,434
                                                       -----------  -----------
                                                       $ 1,541,377  $ 2,105,277
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,383,347  $ 4,492,415
  Accumulated deferred investment tax credits.........     717,752      696,216
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     589,757      615,721
  Obligations under capital leases of subsidiary
   companies..........................................     433,184      407,614
  Regulatory liabilities..............................     699,426      606,299
  Other...............................................   1,055,002    1,227,469
                                                       -----------  -----------
                                                       $ 7,878,468  $ 8,045,734
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,121,488  $23,545,680
                                                       ===========  ===========

  *As described in Note 8 of Notes to Financial Statements, the sole asset of ComEd Financing I is $206.2 million principal amount of 8.48% subordinated deferrable interest notes due September 30, 2035 of ComEd.

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                                     SEPTEMBER
                                                     DECEMBER 31,        30,
                                                        1994            1995
                                                     ------------    ----------
                                                     (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--214,340,067 shares and 214,788,673
    shares, respectively............................ $ 4,890,931    $ 4,901,661
  Preference stock expense of ComEd.................      (3,775)        (3,712)
  Retained earnings.................................     560,971        905,283
                                                     -----------    -----------
                                                     $ 5,448,127    $ 5,803,232
                                                     -----------    -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par
     value--
     Outstanding--13,499,549 shares................. $   504,957    $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--100,323 shares and 97,499 shares,
      respectively..................................       3,190          3,101
    Prior preferred stock, cumulative, $100 par
     value per share--
     No shares outstanding..........................         --             --
                                                     -----------    -----------
                                                     $   508,147    $   508,058
                                                     -----------    -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par
     value--
     Outstanding--3,113,205 shares and 2,970,705
      shares, respectively.......................... $   309,964    $   295,734
    Current redemption requirements for preference
     stock included in current liabilities..........     (17,801)       (30,687)
                                                     -----------    -----------
                                                     $   292,163    $   265,047
                                                     -----------    -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of ComEd Financing I:
    Outstanding--None and 8,000,000, respectively... $       --     $   200,000
                                                     -----------    -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1995 through 1999--5 1/4% to 7%........ $   818,000    $   715,000
    Maturing 2000 through 2009--5.30% to 9 3/8%.....   2,220,500      2,220,400
    Maturing 2010 through 2019--5.85% to 9 5/8%.....   1,106,000      1,106,000
    Maturing 2020 through 2023--7 3/4% to 9 7/8%....   1,870,000      1,870,000
                                                     -----------    -----------
                                                     $ 6,014,500    $ 5,911,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%.................................     112,593        110,527
  Pollution control obligations, due 2004 through
   2014--4.20% to 9 1/8%............................     337,200        337,200
  Other long-term debt..............................   1,451,449      1,099,409
  Current maturities of long-term debt included in
   current liabilities..............................    (395,554)      (777,238)
  Unamortized net debt discount and premium.........     (66,982)       (62,966)
                                                     -----------    -----------
                                                     $ 7,453,206    $ 6,618,332
                                                     -----------    -----------
                                                     $13,701,643    $13,394,669
                                                     ===========    ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                         THREE MONTHS ENDED   NINE MONTHS ENDED  TWELVE MONTHS ENDED
                            SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30
                         ------------------- ------------------- --------------------
                           1994      1995      1994      1995      1994       1995
                         --------- --------- -------- ---------- --------  ----------
                                           (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................. $ 390,691 $ 586,714 $549,152 $  560,971 $977,682  $  568,110
Add--Net income (loss)..   263,661   407,433  276,342    604,900  (66,454)    683,491
                         --------- --------- -------- ---------- --------  ----------
                         $ 654,352 $ 994,147 $825,494 $1,165,871 $911,228  $1,251,601
                         --------- --------- -------- ---------- --------  ----------
Deduct--
   Cash dividends de-
    clared on common
    stock............... $  85,675 $  85,919 $256,822 $  257,636 $342,322  $  343,374
   Other capital stock
    transactions--net...       567     2,945      562      2,952      796       2,944
                         --------- --------- -------- ---------- --------  ----------
                         $  86,242 $  88,864 $257,384 $  260,588 $343,118  $  346,318
                         --------- --------- -------- ---------- --------  ----------
Balance at End of Peri-
 od..................... $ 568,110 $ 905,283 $568,110 $  905,283 $568,110  $  905,283
                         ========= ========= ======== ========== ========  ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      NINE MONTHS ENDED       TWELVE MONTHS ENDED
                             SEPTEMBER 30           SEPTEMBER 30             SEPTEMBER 30
                          --------------------  ----------------------  ------------------------
                            1994       1995        1994        1995        1994         1995
                          ---------  ---------  ----------  ----------  -----------  -----------
                                               (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income (loss)......  $ 263,661  $ 407,433  $  276,342  $  604,900  $   (66,454) $   683,491
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization........    234,128    237,393     697,809     714,276      927,380      945,833
   Deferred income taxes
    and investment tax
    credits--net........    109,556     90,540      72,662     124,835      143,445      178,454
   Equity component of
    allowance for funds
    used during
    construction........     (5,215)    (2,834)    (17,641)     (8,703)     (24,189)     (13,690)
   Provisions for
    revenue refunds and
    related interest....      5,988        --       34,978        (231)   1,138,295        2,339
   Revenue refunds and
    related interest....   (409,541)       --   (1,083,109)     15,135   (1,270,214)    (123,407)
   Recovery/(deferral)
    of regulatory
    assets/deferred
    carrying charges--
    net.................      3,818      3,818      11,635      11,454     (423,609)      15,272
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................      1,425      1,980      32,962       2,540       33,143        3,158
   Net effect on cash
    flows of changes in:
     Receivables........    (43,840)  (132,854)    141,749    (141,780)     163,924     (169,314)
     Coal and fuel oil..     26,236     31,731       6,961       7,305       55,093        3,224
     Materials and
      supplies..........      8,618      3,904       8,794      21,986       15,199       31,294
     Accounts payable
      adjusted for
      nuclear fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     19,996     70,109      35,196     148,314      247,972      229,683
     Accrued interest
      and taxes.........    (68,963)    56,080     (27,119)    145,335     (117,528)     242,985
     Other changes in
      certain current
      assets and
      liabilities.......    (15,756)    35,663     (50,531)     45,551      (50,293)      41,428
   Other--net...........     61,238     46,986     198,409     176,876      163,915      111,798
                          ---------  ---------  ----------  ----------  -----------  -----------
                          $ 191,349  $ 849,949  $  339,097  $1,867,793  $   936,079  $ 2,182,548
                          ---------  ---------  ----------  ----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(179,348) $(197,437) $ (562,934) $ (589,570) $  (824,425) $  (766,315)
 Nuclear fuel
  expenditures..........    (65,696)   (52,842)   (170,995)   (163,996)    (241,389)    (250,266)
 Equity component of
  allowance for funds
  used during
  construction..........      5,215      2,834      17,641       8,703       24,189       13,690
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --      (96,229)    (96,229)    (132,550)    (132,550)
 Investment in
  subsidiary companies..        --         --          --           (1)         --           (50)
 Other cash investments
  and special deposits..      7,855      7,689     628,387       7,110       38,971          710
                          ---------  ---------  ----------  ----------  -----------  -----------
                          $(231,974) $(239,756) $ (184,130) $ (833,983) $(1,135,204) $(1,134,781)
                          ---------  ---------  ----------  ----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $  87,699  $  10,000  $  364,813  $   35,000  $   597,485  $   216,475
  Preferred securities
   of ComEd Financing I.        --     200,000         --      200,000          --       200,000
  Capital stock.........     72,703        913      77,734      10,658       82,431       13,961
 Retirement and
  redemption of
  securities--
  Long-term debt........   (145,850)  (200,498)   (501,602)   (492,161)    (512,764)    (694,489)
  Capital stock.........    (11,250)   (11,250)    (14,137)    (14,250)     (46,281)     (17,822)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............         (2)       377       3,192         106       35,546          104
 Premium paid on early
  redemption of long-
  term debt.............        --         --         (900)        --          (900)      (3,664)
 Cash dividends paid on
  common stock..........    (85,629)   (85,906)   (256,647)   (257,456)    (342,076)    (343,131)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     39,443     77,876     207,463     193,216      248,994      292,401
 Nuclear fuel lease
  principal payments....    (53,510)   (64,507)   (153,046)   (180,124)    (209,653)    (236,767)
 Increase (Decrease) in
  short-term
  borrowings............      1,050    (40,000)      1,200         --         1,200          --
                          ---------  ---------  ----------  ----------  -----------  -----------
                          $ (95,346) $(112,995) $ (271,930) $ (505,011) $  (146,018) $  (572,932)
                          ---------  ---------  ----------  ----------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $(135,971) $ 497,198  $ (116,963) $  528,799  $  (345,143) $   474,835
Cash and Temporary Cash
 Investments at
 Beginning of Period....    266,870    108,536     247,862      76,935      476,042      130,899
                          ---------  ---------  ----------  ----------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 130,899  $ 605,734  $  130,899  $  605,734  $   130,899  $   605,734
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

  ComEd, an electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary of Unicom and is engaged, through its subsidiary, Unicom Thermal, in energy service activities. Unicom also has several other subsidiaries that have been formed to engage in unregulated activities.

  The consolidated financial statements include the accounts of Unicom, ComEd, the Indiana Company, ComEd Financing I and Unicom's unregulated subsidiaries. All significant intercompany transactions have been eliminated. ComEd's investments in other subsidiary companies, which are not material in relation to ComEd's financial position or results of operations, are accounted for in accordance with the equity method of accounting.

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

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at December 31, 1994 and September 30, 1995 were as follows:

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                                                 DECEMBER 31, SEPTEMBER 30,
                                                     1994         1995
                                                 ------------ -------------
                                                   (THOUSANDS OF DOLLARS)
Regulatory assets:
  Deferred income taxes (1)....................  $1,791,395   $1,708,485
  Deferred carrying charges (2)................     422,966      413,183
  Nuclear decommissioning
   costs--Dresden Unit 1 (3)...................     141,405      141,197
  Unamortized loss on reacquired debt (4)......     176,128      164,591
  Other........................................      72,376       69,944
                                                 ----------   ----------
                                                 $2,604,270   $2,497,400
                                                 ==========   ==========
Regulatory liabilities:
  Deferred income taxes (1)....................  $  650,813   $  606,299
  Other........................................      48,613          --
                                                 ----------   ----------
                                                 $  699,426   $  606,299
                                                 ==========   ==========

--------
(1) Recorded in compliance with SFAS No. 109. See Note 15 for additional information.
(2) Amortized over the remaining life of the Units.
(3) Amortized over the remaining life of Dresden station. See "Depreciation and Decommissioning" below for additional information.
(4) Amortized over the lives of the long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

For additional information related to deferred carrying charges, see "Deferred Carrying Charges" under the subcaption "Results of Operations" in "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also "Deferred Unrecovered Energy Costs" below regarding the fuel adjustment clause, the DOE assessment and coal reserves.

  If a portion of ComEd's operations was no longer subject to the provisions of SFAS No. 71 as a result of a change in regulation or the effects of competition, ComEd would be required to write off the related regulatory assets and liabilities. In addition, ComEd would be required to determine any impairment to other assets and write down such assets to their fair value.

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

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. ComEd's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately 8.2 million, 8.1 million and 8.2 million as of December 31, 1994, 1993 and 1992, respectively. It includes the city of Chicago, an area of about 225 square miles with an estimated population of three million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended September 30, 1995. ComEd had approximately 3.4 million electric customers at September 30, 1995.

  Depreciation and Decommissioning. ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at average annual rates of 3.13% and

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

3.14% for the three months ended September 30, 1994 and 1995, respectively, 3.13% and 3.14% for the nine months ended September 30, 1994 and 1995, respectively, and 3.13% for the twelve months ended September 30, 1994 and 1995, of average depreciable utility plant and equipment. The annual rate for nuclear plant and equipment is 2.88%, which excludes separately collected decommissioning costs.

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

  Based on ComEd's most recent study, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $3.5 billion in current-year (1995) dollars after excluding a contingency allowance. ComEd estimates that it will expend approximately $15 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations.

  On January 9, 1995, the ICC issued the Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. In the Rate Order, the ICC determined that ComEd's annual nuclear plant decommissioning cost collections from its ratepayers should be reduced from the $127 million previously authorized in the 1991 ICC rate order to $112.7 million. The $112.7 million annual collection amount primarily resulted from the ICC's decision to exclude from ComEd's costs subject to collection a contingency allowance. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. However, the Rate Order established a rider which will allow annual adjustments to decommissioning cost collections outside of the context of a traditional rate proceeding. Such rider is intended to allow adjustments in decommissioning cost recoveries from ratepayers as changes in cost estimates occur. On February 28, 1995, ComEd submitted its initial rider filing to the ICC to increase its annual collections to $113.5 million, primarily reflecting additional expenditures at Dresden Unit 1, its retired nuclear unit. The ICC approved the rider filing on April 19, 1995.

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

  For the twelve operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of September 30, 1995, the total decommissioning costs included in the accumulated provision for depreciation were approximately $1,223 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at September 30, 1995 in current-year (1995) dollars of $254 million was recorded on the Consolidated Balance Sheets as a noncurrent liability and the unrecovered portion of the liability of approximately $141 million was recorded as a regulatory asset.

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining service lives of the nuclear plants. At September 30, 1995, the past accruals that are required to be contributed to the external trusts aggregate $190 million. The fair value of funds accumulated in the external trusts at September 30, 1995 was approximately $1,146 million which includes pre-tax unrealized appreciation of $127 million. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation. Such earnings on the external trust funds, which have been recorded as a component of depreciation expense on the Statements of Consolidated Income as they are realized, were $8,495,000 and $19,408,000 for the three months ended September 30, 1994 and 1995, respectively, $28,825,000 and $45,881,000 for the nine months ended September 30, 1994 and 1995, respectively, and $37,796,000 and $54,575,000 for the twelve months ended September 30, 1994 and 1995, respectively.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are currently being recovered through the fuel adjustment clause. See Note 11 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the current interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $101,534,000 and $105,378,000 for the three months ended September 30, 1994 and 1995, respectively, $267,693,000 and $301,917,000 for the nine months ended September 30, 1994 and 1995, respectively, and $354,834,000 and $392,251,000 for the twelve months ended September 30, 1994 and 1995, respectively.

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

  AFUDC. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 9.84% and 9.26% for the three months ended September 30, 1994 and 1995, respectively, 9.84% and 9.49% for the nine months ended September 30, 1994 and 1995, respectively, and 9.86% and 9.58% for the twelve months ended September 30, 1994 and 1995, respectively. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $179,138,000 and $178,657,000 for the three months ended September 30, 1994 and 1995, respectively, $552,816,000 and $532,386,000 for the nine months ended September 30, 1994 and 1995, respectively, and $791,942,000 and $709,308,000 for the twelve months ended September 30, 1994 and 1995, respectively.

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

  Deferred Unrecovered Energy Costs. The fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of December 31, 1994 and September 30, 1995, an asset related to the assessments of approximately $191 million and $178 million, respectively, was recorded, of which the current portion of approximately $15 million has been included in current assets on the Consolidated Balance Sheets. As of December 31, 1994 and September 30, 1995, a corresponding liability of approximately $165 million and $163 million, respectively, was recorded in other noncurrent liabilities and approximately $15 million was recorded in other current liabilities.

  At December 31, 1994 and September 30, 1995, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $498 million and $465 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as the coal is used for the generation of electricity. ComEd expects to recover the costs of the coal reserves by the year 2007. However, ComEd is not earning a return on the expenditures for coal reserves prior to the coal reserves being used for the generation of electricity by including the coal reserves in rate base. Unrecovered fuel costs expected to be recovered within one year amounting to approximately $31 million and $24 million at December 31, 1994 and September 30, 1995, respectively, have been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. See Note 20 for additional information concerning ComEd's coal commitments.

  Certain Investments. Effective January 1, 1994, SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, was adopted. SFAS No. 115 addresses the accounting and reporting for investments in equity securities that have readily determinable fair values and for all investments in debt securities. For additional information, see Note 12.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1994 and 1995 was as follows:

                          THREE MONTHS ENDED   NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30        SEPTEMBER 30         SEPTEMBER 30
                          ------------------- ------------------- ---------------------
                            1994      1995      1994      1995       1994       1995
                          --------- --------- --------- --------- ---------- ----------
                                             (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $ 174,323 $ 152,891 $ 494,358 $ 469,363 $  631,814 $  620,662
   Income taxes (net of
    refunds)............  $  92,467 $  87,450 $  14,876 $ 109,982 $   10,628 $   90,184
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred by
  subsidiary companies..  $  40,089 $  78,772 $ 209,958 $ 197,015 $  254,123 $  296,773


  (2) SETTLEMENTS RELATING TO CERTAIN RATE MATTERS. Under the Rate Matters Settlement, effective as of November 4, 1993, ComEd reduced its rates by approximately $339 million annually and refunded approximately $1.26 billion (including revenue taxes), plus interest at five percent on the unpaid balance, through temporarily reduced rates over a refund period which ended in November 1994 (followed by a reconciliation period of five months). ComEd had previously deferred the recognition of revenues during 1993 as a result of developments in the proceedings related to the 1991 ICC rate order, which resulted in a reduction to 1993 net income of approximately $160 million or $0.75 per common share. The recording of the effects of the Rate Matters Settlement in October 1993 reduced 1993 net income by approximately $292 million or $1.37 per common share, in addition to the approximately $160 million effect of the deferred recognition of revenues and after the partially offsetting effect of recording approximately $269 million or $1.26 per common share in deferred carrying charges, net of income taxes, authorized in the Remand Order. The deferred recognition of revenues was eliminated in October 1993 at the time the provisions for revenue refunds related to the Rate Matters Settlement, which reflected those deferred revenues, were recorded.

  Under the Fuel Matters Settlement, effective as of December 2, 1993, ComEd paid approximately $108 million (including revenue taxes) to its customers through temporarily reduced collections under its fuel adjustment clause over a twelve-month period which ended in November 1994. The recording of the effects of the Fuel Matters Settlement in October 1993 reduced 1993 net income by approximately $62 million or $0.29 per common share.

  (3) OTHER RATE MATTERS. On January 9, 1995, the ICC issued the Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provides, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates,
(ii) the collection of municipal franchise costs as an adder to base rates until May 1, 1995, when ComEd began collecting such costs prospectively on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 for information related to the level of decommissioning cost collections allowed in the Rate Order. The ICC also determined that the Units were 100% "used and useful" and

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of September 30, 1995, electric operating revenues of approximately $232 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court.

  (4) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At September 30, 1995, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at September 30, 1995 were: preference stock--23,280,705 shares; $1.425 convertible preferred stock--97,499 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  (5) COMMON STOCK. At September 30, 1995, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 3,816,918
      Employee Stock Purchase Plan....................................   993,339
      Employee Savings and Investment Plan............................   338,703
                                                                       ---------
                                                                       5,148,960
                                                                       =========

  Common stock for the three months, nine months and twelve months ended September 30, 1994 and 1995 was issued as follows:

                          THREE MONTHS ENDED NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30      SEPTEMBER 30       SEPTEMBER 30
                          ------------------ ----------------- -------------------
                            1994      1995     1994     1995     1994      1995
                          --------- -------- -------- -------- --------- ---------
Shares of Common Stock
 Issued:
 Long-Term Incentive
  Plan..................        --       200      --   183,082       --    183,082
 Employee Stock Purchase
  Plan..................        --       --   154,710  123,824   284,656   274,319
 Employee Savings and
  Investment Plan.......     15,800   31,700   81,400  141,700   122,400   145,700
 Conversion of $1.425
  convertible preferred
  stock.................     91,935      --   185,041      --    191,048       --
 Conversion of warrants.      7,522      --    13,274      --     13,705       --
                          --------- -------- -------- -------- --------- ---------
                            115,257   31,900  434,425  448,606   611,809   603,101
                          ========= ======== ======== ======== ========= =========
                                           (THOUSANDS OF DOLLARS)
Amount of Common Stock
 Issued.................  $   3,534 $    913 $ 11,714 $ 10,658 $  16,613 $  13,726
                          ========= ======== ======== ======== ========= =========

  At December 31, 1994 and September 30, 1995, 83,751 and 82,932 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  (6) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended September 30, 1994, 3,000,000 shares of ComEd preference stock without mandatory redemption requirements were issued and no shares of ComEd preferred or preference stocks without mandatory redemption requirements were redeemed. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended September 30, 1995. The series of ComEd preference stock without mandatory redemption requirements outstanding at September 30, 1995 are summarized as follows:

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

  (7) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended September 30, 1994 and 1995, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at September 30, 1995 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(1)
--------------  ----------- ------------ --------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
$8.20              285,705    $ 28,571   $103 through October 31, 1997; and $101 thereafter
$8.40 Series B     360,000      35,757   $101
$8.85              300,000      30,000   $103 through July 31, 1998; and $101 thereafter
$9.25              675,000      67,500   $103 through July 31, 1999; and $101 thereafter
$9.00              650,000      64,431   Non-callable
$6.875             700,000      69,475   Non-callable
                 ---------    --------
                 2,970,705    $295,734
                 =========    ========

--------
(1) Per share plus accrued and unpaid dividends, if any.

  The annual sinking fund requirements and sinking fund and involuntary liquidation prices per share of the outstanding series of ComEd preference stock subject to mandatory redemption requirements are summarized as follows:

                                                  SINKING
                                                    FUND       INVOLUNTARY
   SERIES       ANNUAL SINKING FUND REQUIREMENT   PRICE(1) LIQUIDATION PRICE(1)
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Annual remaining sinking fund requirements through 1999 on ComEd preference stock outstanding at September 30, 1995 will aggregate $3,572,000 in 1995, $30,822,000 in 1996, $30,822,000 in 1997, $30,822,000 in 1998 and $30,822,000
in 1999. During the twelve months ended September 30, 1994 and 1995, 462,085 shares and 178,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

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

  (8) COMED-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF COMED FINANCING I. In September 1995, ComEd Financing I (Trust) issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of the Trust is $206.2 million principal amount of 8.48% subordinated deferrable interest notes due September 30, 2035 of ComEd. There is a full and unconditional guarantee by ComEd of the Trust's obligations under the securities issued by the Trust. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payments on the subordinated deferrable interest notes are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

  The subordinated deferrable interest notes are redeemable by ComEd (in whole or in part) from time to time, on or after September 30, 2000, or at any time in the event of certain income tax circumstances. If the subordinated deferrable interest notes are redeemed, the Trust must redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the subordinated deferrable interest notes so redeemed. In the event of the dissolution, winding up or termination of the Trust, the holders of the preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 plus accrued and unpaid distributions thereon (including interest thereon) to the date of payment, unless in connection with the dissolution, the subordinated deferrable interest notes are distributed to the holders of the preferred securities.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (9) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 1999 for ComEd and the Indiana Company's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at September 30, 1995, after deducting sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows:
1995--$648,618,000; 1996--$231,384,000; 1997--$689,172,000; 1998--$350,017,000;
and 1999--$152,445,000. Scheduled payments through 1999 for Unicom's loan payable are as follows: 1996--$848,000; 1997--$1,174,000; 1998--$1,203,000; and
1999--$1,256,000. Unicom Enterprises' note payable to bank of $25,000,000 will mature in 1997.

  At September 30, 1995, ComEd's outstanding first mortgage bonds maturing through 1999 were as follows:

                   SERIES                               PRINCIPAL AMOUNT
                   ------                            ----------------------
                                                     (THOUSANDS OF DOLLARS)
      5 1/4% due April 1, 1996......................        $ 50,000
      5 3/4% due November 1, 1996...................          50,000
      5 3/4% due December 1, 1996...................          50,000
      7% due February 1, 1997.......................         150,000
      5 3/8% due April 1, 1997......................          50,000
      6 1/4% due October 1, 1997....................          60,000
      6 1/4% due February 1, 1998...................          50,000
      6% due March 15, 1998.........................         130,000
      6 3/4% due July 1, 1998.......................          50,000
      6 3/8% due October 1, 1998....................          75,000
                                                            --------
                                                            $715,000
                                                            ========

  Other long-term debt outstanding at September 30, 1995 is summarized as follows:

                                  PRINCIPAL
          DEBT SECURITY             AMOUNT                        INTEREST RATE
--------------------------------- ---------- --------------------------------------------------------
                                  (THOUSANDS
                                      OF
                                   DOLLARS)
Unicom--
 Loan payable due January 1, 2003 $   10,000 Interest rate of 8.31%
                                  ----------
ComEd--
 Notes:
 Medium Term Notes, Series 1N
  due various dates through
  April 1, 1998                   $   50,500 Interest rates ranging from 9.40% to 9.65%
 Medium Term Note, Series 2N due
  July 1, 1996                        10,000 Interest rate of 9.85%
 Medium Term Notes, Series 3N
  due various dates through
  October 15, 2004                   322,250 Interest rates ranging from 8.92% to 9.20%
 Medium Term Notes, Series 4N
  due various dates through
  May 15, 1997                        46,000 Interest rates ranging from 8.11% to 8.875%
 Notes due February 15, 1997         150,000 Fixed interest rate of 7.00%
 Notes due July 15, 1997             100,000 Fixed interest rate of 6.50%
 Notes due October 15, 2005          235,000 Fixed interest rate of 6.40%
                                  ----------
                                  $  913,750
                                  ----------
 Long-Term Note Payable to Bank:
 Note due June 1, 1997            $  150,000 Prevailing interest rate of 6.375% at September 30, 1995
                                  ----------
 Purchase Contract Obligations:
 Woodstock due January 2, 1997    $      186 Fixed interest rate of 4.50%
 Hinsdale due April 30, 2005             473 Fixed interest rate of 3.00%
                                  ----------
                                  $      659
                                  ----------
 Total ComEd                      $1,064,409
                                  ----------
Unicom Enterprises--
 Note Payable to Bank:
 Note due November 22, 1997       $   25,000 Prevailing interest rate of 6.768% at September 30, 1995
                                  ----------
 Total Unicom                     $1,099,409
                                  ==========

  Long-term debt maturing or being redeemed within one year has been included in current liabilities. See Note 21 for additional information regarding the early redemption of certain long-term debt.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (10) LINES OF CREDIT. ComEd had total bank lines of credit of approximately $922 million and unused bank lines of credit of approximately $915 million at September 30, 1995. Of that amount, $915 million (of which $175 million expires on September 30, 1996, $72 million expires in equal quarterly installments commencing on December 31, 1996 and ending on September 30, 1998 and $668 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon ComEd's credit ratings, or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to $915 million of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire in 1997 of which $175 million was unused as of September 30, 1995. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds.

  (11) DISPOSAL OF SPENT NUCLEAR FUEL. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998; however, this delivery schedule is expected to be delayed significantly. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. As provided for under the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and the related interest is reflected in the Consolidated Balance Sheets.

  (12) FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used to estimate the fair value of financial instruments either held or issued and outstanding. The disclosure of such information does not purport to be a market valuation of Unicom and subsidiary companies as a whole. The impact of any realized or unrealized gains or losses related to such financial instruments on the financial position or results of operations of Unicom and subsidiary companies is primarily dependent on the treatment authorized under future ComEd ratemaking proceedings.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of December 31, 1994 and September 30, 1995 was as follows:

                                DECEMBER 31, 1994                SEPTEMBER 30, 1995
                         -------------------------------- --------------------------------
                                    UNREALIZED
                                      GAINS                          UNREALIZED
                         COST BASIS  (LOSSES)  FAIR VALUE COST BASIS   GAINS    FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  Short-term
   investments..........  $ 65,203   $   106    $ 65,309  $   44,834  $    290  $   45,124
  U.S. Government and
   Agency issues........    94,450      (562)     93,888     171,814    10,204     182,018
  Municipal bonds.......   478,074    (7,301)    470,773     441,826    22,605     464,431
  Common stock..........   220,395     9,069     229,464     338,997    87,278     426,275
  Other.................    18,788     2,722      21,510      21,549     6,453      28,002
                          --------   -------    --------  ----------  --------  ----------
                          $876,910   $ 4,034    $880,944  $1,019,020  $126,830  $1,145,850
                          ========   =======    ========  ==========  ========  ==========

  At September 30, 1995, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
      Within 1 year.......................................  $ 44,834   $ 45,124
      1 through 5 years...................................    64,309     65,709
      5 through 10 years..................................   216,102    229,325
      Over 10 years.......................................   342,418    360,869

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation (only the realized portion prior to January 1, 1994), for the three months, nine months and twelve months ended September 30, 1994 and 1995 were as follows:

                          THREE MONTHS ENDED      NINE MONTHS ENDED      TWELVE MONTHS ENDED
                             SEPTEMBER 30           SEPTEMBER 30            SEPTEMBER 30
                          --------------------  ----------------------  ----------------------
                            1994       1995       1994        1995        1994        1995
                          ---------  ---------  ---------  -----------  ---------  -----------
                                              (THOUSANDS OF DOLLARS)
Gross proceeds from
 sales of securities....  $ 251,996  $ 957,044  $ 587,026  $ 2,375,626  $ 647,251  $ 2,599,968
Less cost based on spe-
 cific identification...   (254,022)  (950,329)  (586,351)  (2,364,769)  (645,021)  (2,590,115)
                          ---------  ---------  ---------  -----------  ---------  -----------
Realized gains (losses)
 on sales of securities.  $  (2,026) $   6,715  $     675  $    10,857  $   2,230  $     9,853
Other realized fund
 earnings net of ex-
 penses.................     10,521     12,693     28,150       35,024     35,566       44,722
                          ---------  ---------  ---------  -----------  ---------  -----------
Total realized net earn-
 ings of the funds......  $   8,495  $  19,408  $  28,825  $    45,881  $  37,796  $    54,575
Unrealized gains (loss-
 es)....................      9,926     31,049    (38,527)     122,796    (41,607)     103,375
                          ---------  ---------  ---------  -----------  ---------  -----------
 Total net earnings
  (losses) of the funds.  $  18,421  $  50,457  $  (9,702) $   168,677  $  (3,811) $   157,950
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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of the Trust and long-term debt were obtained

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends of preferred and preference stocks and preferred securities, as of December 31, 1994 and September 30, 1995 were as follows:

                                DECEMBER 31, 1994                 SEPTEMBER 30, 1995
                         --------------------------------- --------------------------------
                          CARRYING  UNREALIZED              CARRYING  UNREALIZED
                           VALUE     (GAINS)    FAIR VALUE   VALUE      LOSSES   FAIR VALUE
                         ---------- ----------  ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  ComEd preferred and
   preference stocks.... $  818,111 $ (64,443)  $  753,668 $  803,792  $  1,321  $  805,113
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of the
   Trust................ $      --  $     --    $      --  $  200,000  $    --   $  200,000
  Long-term debt........ $7,448,236 $(450,429)  $6,997,807 $7,210,023  $346,307  $7,556,330

  Long-term notes payable to banks, which are not included in the above table, amounted to $400 million and $150 million at December 31, 1994 and September 30, 1995, respectively. Such notes, for which interest is paid at prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portions of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of December 31, 1994 and September 30, 1995; therefore, the carrying value is equal to the fair value.

  (13) PENSION BENEFITS. ComEd and the Indiana Company have non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The December 31, 1994 and September 30, 1995 pension liabilities and related data were estimated pending completion of the January 1, 1995 actuarial valuation.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The funded status of these plans at December 31, 1994 and September 30, 1995 was as follows:

                                                                    SEPTEMBER
                                                     DECEMBER 31,      30,
                                                         1994         1995
                                                     ------------  -----------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
  Vested benefit obligation........................  $(2,071,000)  $(2,148,000)
  Nonvested benefit obligation.....................     (442,000)     (459,000)
                                                     -----------   -----------
  Accumulated benefit obligation...................  $(2,513,000)  $(2,607,000)
  Effect of projected future compensation levels...     (423,000)     (438,000)
                                                     -----------   -----------
  Projected benefit obligation.....................  $(2,936,000)  $(3,045,000)
Fair value of plan assets, invested primarily in
 U.S. Government, government-sponsored corporation
 and agency securities, fixed income funds,
 registered investment companies, equity index
 funds and other equity funds......................    2,547,000     2,956,000
                                                     -----------   -----------
Plan assets less than projected benefit obligation.  $  (389,000)  $   (89,000)
Unrecognized prior service cost....................       22,000        21,000
Unrecognized transition asset......................     (155,000)     (146,000)
Unrecognized net loss (gain).......................      226,000      (127,000)
                                                     -----------   -----------
  Accrued pension liability........................  $  (296,000)  $  (341,000)
                                                     ===========   ===========

  The assumed discount rate was 8.0% at December 31, 1994 and September 30, 1995, and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

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

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months, nine months and twelve months ended September 30, 1994 and 1995 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                          -------------------  --------------------  --------------------
                            1994      1995       1994       1995       1994       1995
                          --------  ---------  ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Service cost............  $ 23,000  $  20,000  $  73,000  $  62,000  $  97,000  $  86,000
Interest cost on pro-
 jected benefit obliga-
 tion...................    52,000     57,000    160,000    171,000    211,000    224,000
Actual loss (return) on
 plan assets............   (64,000)  (159,000)    35,000   (534,000)    (1,000)  (530,000)
Early retirement program
 cost...................     1,000        --      33,000        --      33,000      1,000
Net amortization and de-
 ferral.................    (2,000)    97,000   (234,000)   346,000   (260,000)   276,000
                          --------  ---------  ---------  ---------  ---------  ---------
                          $ 10,000  $  15,000  $  67,000  $  45,000  $  80,000  $  57,000
                          ========  =========  =========  =========  =========  =========

  In addition, an employee savings and investment plan is available to certain eligible employees of ComEd, Cotter, Unicom Thermal and the Indiana Company. Each participating employee may contribute up to 20% of such employee's base pay and the participating companies match such contribution equal to 70% of up to the first 5% of contributed base salary. The participating companies' contributions were $6,129,000 and $6,571,000 for the three months ended September 30, 1994 and 1995, respectively, $17,556,000 and $18,702,000 for the nine months ended September 30, 1994 and 1995, respectively, and $23,539,000 and $23,963,000 for the twelve months ended September 30, 1994 and 1995, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (14) POSTRETIREMENT HEALTH CARE BENEFITS. ComEd and the Indiana Company provide certain postretirement health care benefits for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Substantially all of the employees become eligible for postretirement health care benefits when they reach retirement age while working for the companies. ComEd and the Indiana Company fund the liability for postretirement health care benefits through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The December 31, 1994 and September 30, 1995 postretirement health care liabilities and related data were estimated pending completion of the January 1, 1995 actuarial valuation.

  The funded status of the plan at December 31, 1994 and September 30, 1995 was as follows:

                                                                    SEPTEMBER
                                                     DECEMBER 31,      30,
                                                         1994         1995
                                                     ------------  -----------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated
 postretirement health care obligation:
 Retirees..........................................  $  (524,000)  $  (556,000)
 Active fully eligible participants................       (7,000)      (10,000)
 Other participants................................     (560,000)     (594,000)
                                                     -----------   -----------
 Accumulated benefit obligation....................  $(1,091,000)  $(1,160,000)
Fair value of plan assets, invested primarily in
 S&P 500 common stocks and U.S. Government, govern-
 ment agency, municipal and listed corporate obli-
 gations...........................................      503,000       583,000
                                                     -----------   -----------
Plan assets less than accumulated postretirement
 health care obligation............................  $  (588,000)  $  (577,000)
Unrecognized transition obligation.................      531,000       509,000
Unrecognized net gain..............................      (61,000)     (137,000)
                                                     -----------   -----------
Accrued liability for postretirement health care...  $  (118,000)  $  (205,000)
                                                     ===========   ===========

  For 1994 and 1995, different health care cost trends are used for pre-Medicare and post-Medicare expenses. Pre-Medicare trend rates are 14% for 1994 grading down in 0.5% annual increments to 5%. Post-Medicare trend rates are 11.5% for 1994 grading down in 0.5% annual increments to 5%. The effect of a 1% increase in the assumed health care cost trend rates for each future year would increase the accumulated postretirement health care obligation at January 1, 1995 by approximately $197 million and increase the aggregate of the service and interest cost components of plan costs by approximately $7 million, $21 million and $28 million for the three months, nine months and twelve months ended September 30, 1995, respectively. The assumed discount rate used was 8.0% at December 31, 1994 and September 30, 1995 and for the nine months ended September 30, 1995, and was 7.5% for the years 1993 and 1994. The annual long-term rate of return on plan assets was 9.5% for the years 1993 and 1994, or 9.1% for the year 1993 and 9.04% for the year 1994, after including income tax effects, and was 9.75%, or 9.32% after including income tax effects, for the nine months ended September 30, 1995.

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months, nine months and twelve months ended September 30, 1994 and 1995 were as follows:

                            THREE MONTHS                             TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED          ENDED
                            SEPTEMBER 30         SEPTEMBER 30        SEPTEMBER 30
                          ------------------  -------------------  ------------------
                            1994      1995      1994      1995       1994      1995
                          --------  --------  --------  ---------  --------  --------
                                          (THOUSANDS OF DOLLARS)
Service cost............  $ 12,000  $ 10,000  $ 36,000  $  32,000  $ 47,000  $ 43,000
Interest cost on accumu-
 lated benefit obliga-
 tion...................    20,000    21,000    61,000     64,000    79,000    84,000
Actual loss (return) on
 plan assets............   (17,000)  (32,000)    2,000   (107,000)   (4,000) (100,000)
Amortization of transi-
 tion obligation........     7,000     7,000    21,000     21,000    29,000    29,000
Severance plan cost.....       --      2,000       --       2,000       --      2,000
Other...................     7,000    23,000   (32,000)    75,000   (34,000)   58,000
                          --------  --------  --------  ---------  --------  --------
                          $ 29,000  $ 31,000  $ 88,000  $  87,000  $117,000  $116,000
                          ========  ========  ========  =========  ========  ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (15) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1994 and September 30, 1995 were as follows:

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1994         1995
                                                      ------------ -------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs........................   $3,266,930   $3,355,361
 Overheads capitalized..............................      266,159      255,401
 Repair allowance...................................      210,655      203,173
 Regulatory assets recoverable through future rates.    1,791,395    1,708,485
Deferred income tax assets:
 Postretirement benefits............................     (177,991)    (204,773)
 Unbilled revenues..................................      (90,396)    (105,136)
 Loss carryforward..................................      (10,090)         --
 Alternative minimum tax............................     (283,331)    (168,351)
 Unamortized investment tax credits to be settled
  through future rates..............................     (471,058)    (456,919)
 Other regulatory liabilities to be settled through
  future rates......................................     (179,755)    (149,380)
 Other--net.........................................      (59,528)     (67,085)
                                                       ----------   ----------
Net deferred income tax liability...................   $4,262,990   $4,370,776
                                                       ==========   ==========

The $108 million increase in the net deferred income tax liability from December 31, 1994 to September 30, 1995 is comprised of $146 million of deferred income tax expense and a $38 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The deferred income tax liability for regulatory assets primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The deferred income tax asset for other regulatory liabilities primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, nine months and twelve months ended September 30, 1994 and 1995 were as follows:

                            THREE MONTHS                            TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED         ENDED
                            SEPTEMBER 30        SEPTEMBER 30         SEPTEMBER 30
                          ------------------  ------------------  -------------------
                            1994      1995      1994      1995      1994       1995
                          --------  --------  --------  --------  ---------  --------
                                          (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes...  $ 80,491  $195,245  $138,783  $324,363  $(127,433) $343,922
 Deferred income taxes..   114,476    96,943   111,048   144,352    184,249   201,712
 Investment tax credits
  deferred--net.........    (7,195)   (7,177)  (21,620)  (21,535)   (29,142)  (28,672)
Other (income) and de-
 ductions...............     1,833    (5,344)  (19,005)   (5,870)   (32,144)   (9,362)
                          --------  --------  --------  --------  ---------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $189,605  $279,667  $209,206  $441,310  $  (4,470) $507,600
                          ========  ========  ========  ========  =========  ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1994 and 1995:

                            THREE MONTHS                              TWELVE MONTHS
                                ENDED          NINE MONTHS ENDED           ENDED
                            SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                          ------------------  --------------------  --------------------
                            1994      1995      1994       1995       1994       1995
                          --------  --------  --------  ----------  --------  ----------
                                           (THOUSANDS OF DOLLARS)
Net income (loss).......  $263,661  $407,433  $276,342  $  604,900  $(66,454) $  683,491
Net income taxes charged
 to continuing
 operations.............   189,605   279,667   209,206     441,310    (4,470)    507,600
Provision for dividends
 on--
ComEd preferred and
 preference stocks......    16,966    16,674    47,994      50,447    63,801      67,380
ComEd-obligated
 mandatorily redeemable
 preferred securities
 of the Trust...........       --        188       --          188       --          188
                          --------  --------  --------  ----------  --------  ----------
Pre-tax income (loss)
 before provisions for
 dividends..............  $470,232  $703,962  $533,542  $1,096,845  $ (7,123) $1,258,659
                          ========  ========  ========  ==========  ========  ==========
Effective income tax
 rate...................      40.3%     39.7%     39.2%       40.2%     62.8%       40.3%
                          ========  ========  ========  ==========  ========  ==========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 1994 and 1995 were as follows:

                            THREE MONTHS                            TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED         ENDED
                            SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30
                          ------------------  ------------------  ------------------
                            1994      1995      1994      1995      1994      1995
                          --------  --------  --------  --------  --------  --------
                                         (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $164,581  $246,387  $186,740  $383,896  $ (2,493) $440,531
Equity component of
 AFUDC which was ex-
 cluded from taxable
 income.................    (1,825)     (992)   (6,174)   (3,046)   (8,466)   (4,792)
Amortization of invest-
 ment tax credits.......    (7,190)   (7,177)  (21,602)  (21,535)  (29,109)  (28,744)
State income taxes, net
 of federal income
 taxes..................    22,670    35,228    28,399    58,513     6,236    70,253
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....     7,553     5,435    15,481    21,213    22,724    27,903
Other--net..............     3,816       786     6,362     2,269     6,638     2,449
                          --------  --------  --------  --------  --------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $189,605  $279,667  $209,206  $441,310  $ (4,470) $507,600
                          ========  ========  ========  ========  ========  ========

  Current federal income tax liabilities which were recorded prior to 1995 included excess amounts of AMT over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. The excess amounts of AMT were carried forward and a portion has been applied as a credit against the 1995 regular federal income tax liability. The excess amounts of AMT can be carried forward indefinitely as a credit against future years' regular federal income tax liabilities.

  (16) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1994 and 1995 were as follows:






                            THREE MONTHS                         TWELVE MONTHS
                                ENDED        NINE MONTHS ENDED       ENDED
                            SEPTEMBER 30        SEPTEMBER 30      SEPTEMBER 30
                         ------------------- ----------------- -------------------
                           1994      1995      1994     1995     1994      1995
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  57,686 $  67,421 $157,475 $175,362 $ 193,650 $ 229,150
Illinois invested capi-
 tal....................    27,559    27,980   82,047   82,090   109,378   109,416
Municipal utility gross
 receipts...............    42,743    53,648  111,237  128,554   119,267   162,328
Real estate.............    44,084    45,868  135,106  132,821   174,628   177,936
Municipal compensation..    21,222    24,449   55,831   59,876    59,043    76,691
Other--net..............    17,585    20,682   57,542   61,018    71,201    72,757
                         --------- --------- -------- -------- --------- ---------
                         $ 210,879 $ 240,048 $599,238 $639,721 $ 727,167 $ 828,278
                         ========= ========= ======== ======== ========= =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (17) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million (consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes) to finance the transactions. With respect to the commercial paper/bank borrowing portion, $20 million currently will expire on November 23, 1996 and $280 million will expire on November 23, 1997. ComEd has asked for an extension of the expiration dates. At September 30, 1995, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $634 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at September 30, 1995 for capital leases are estimated to aggregate $724 million, including $65 million in 1995, $253 million in 1996, $155 million in 1997, $103 million in 1998, $67 million in 1999 and $81 million in 2000-2043. The estimated interest component of such rental payments aggregates $91 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $147 million and $185 million at December 31, 1994 and September 30, 1995, respectively.

  Future minimum rental payments at September 30, 1995 for operating leases are estimated to aggregate $158 million, including $1 million in 1995, $9 million in 1996, $10 million in 1997, $10 million in 1998, $9 million in 1999 and $119 million in 2000-2024.

  (18) INVESTMENTS IN URANIUM-RELATED PROPERTIES. In May 1994, ComEd recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced net income by $34 million or $0.16 per common share for the nine months and twelve months ended September 30, 1994.

  (19) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad-Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment, operation or maintenance accounts and provides its own financing. At September 30, 1995, for its share of ownership in the station, ComEd had an investment of $552 million in production and transmission plant in service (before reduction of $181 million for the related accumulated provision for depreciation) and $76 million in construction work in progress.

  (20) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $1,168 million at September 30, 1995, comprised of approximately $1,158 million for ComEd and the Indiana Company and approximately $10 million for Unicom Thermal. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  ComEd also is a member of NEIL, which provides insurance coverage against the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million occurring at nuclear stations. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident under the replacement power coverage and the property damage coverage. However, ComEd could be subject to maximum assessments, in any policy year, of approximately $27 million and $89 million in the event losses exceed accumulated reserve funds under the replacement power and property damage coverages, respectively.

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

  Shareholder derivative lawsuits were filed in 1992 and 1993 in the Circuit Court against current and former directors of ComEd alleging that they breached their fiduciary duty and duty of care to ComEd in connection with the management of the activities associated with the construction of ComEd's four most recently completed nuclear generating units. The lawsuits sought restitution to ComEd by the defendants for unquantified and undefined losses and costs alleged to have been incurred by ComEd. Both lawsuits were dismissed by the Circuit Court and that dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have indicated that they may appeal.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED


  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities and as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1995) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been recorded as of December 31, 1994 and September 30, 1995, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1994 and September 30, 1995, a reserve of $8 million has been recorded, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

  (21) SUBSEQUENT EVENTS. On October 18, 1995, ComEd announced that on December 1, 1995 it will redeem all $150 million outstanding of its 8 1/8% First Mortgage Bonds, Series 36, due June 1, 2007, and all $150 million outstanding of its 8 1/4% First Mortgage Bonds, Series 37, due December 1, 2007.

  On October 31, 1995, the Indiana Company announced that on December 15, 1995 it will redeem all $20 million outstanding of its 9 1/8% Pollution Control Revenue Bonds, Series 1980, due June 15, 2010.

  On November 3, 1995, ComEd redeemed all $175 million outstanding of its 9 1/8% First Mortgage Bonds, Series 61, due January 15, 2014, and all $150 million outstanding of its 9 5/8% First Mortgage Bonds, Series 72, due July 1, 2019.

  ComEd expects to record a charge in the fourth quarter of 1995 on its Statements of Consolidated Income related to the early redemptions of the above-mentioned long-term debt, which will reduce net income by approximately $20 million or $0.09 per common share.

  On October 30, 1995, ComEd declared an impasse in the collective bargaining agreement negotiations with its union and implemented virtually all of the terms of its last offered proposal prior to the impasse. Those terms include, among other things, a voluntary separation offer for employees. See "Financial Condition" under the subcaption "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

  ComEd continues to represent substantially all of the assets, revenues and net income of Unicom; and Unicom's resources and results of operations are largely dependent on, and reflect, those of ComEd. Unicom's unregulated subsidiaries are not expected to make material contributions to Unicom's revenues or results of operations in the near future. Consequently, the following discussion focuses on ComEd's utility operations although information is also provided about Unicom's unregulated operations.

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

  ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity or through equivalent purchased power or demand-side management resources, in 1998 and each year thereafter through the year 2000. The projected resource needs reflect the current planning reserve margin recommendations of MAIN, the reliability council of which ComEd is a member. ComEd's forecasts indicate that the need for additional resources during this period would exist only during the summer months. ComEd does not expect to make expenditures for additional capacity to the extent the need for capacity can be met through cost-effective demand-side management resources, non-utility generation or other power purchases. Based on current market information, ComEd believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases, could be obtained sufficient to meet forecasted requirements through the year 2000.

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

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $1,158 million at September 30, 1995. In addition, ComEd has substantial commitments for the purchase of coal as indicated in the following table.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1995-2007    $1,038
      Decker Coal Co. .................................. 1995-2015    $  767
      Big Horn Coal Co. ................................ 1998         $   22
      Other commitments................................. 1995-1996    $    9

     --------
     (1) Estimated costs in millions of dollars FOB mine. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Results of Operations" below and Notes 1 and 20 of Notes to Financial Statements.

  Capital Resources. ComEd has forecast that internal sources will provide more than three-fourths of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities (the annual sinking fund requirements and scheduled maturities for ComEd preference stock and for long-term debt are summarized in Notes 7 and 9, respectively, of Notes to Financial Statements). The forecast assumes the rate levels reflected in the Rate Order remain in effect.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 17 of Notes to Financial Statements. ComEd has approximately $915 million of unused bank lines of credit at September 30, 1995 which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon ComEd's credit ratings or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 10 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, nine months and twelve months ended September 30, 1995.

  During the first nine months of 1995, Unicom issued 265,524 shares of common stock for approximately $6 million under its employee stock plans. The Trust also issued $200 million of ComEd-obligated mandatorily redeemable preferred securities, the proceeds of which were used to purchase subordinated deferrable interest notes due September 30, 2035 of ComEd. ComEd sold and leased back approximately $193 million of nuclear fuel through its existing nuclear fuel lease facility.

  As of November 8, 1995, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $805 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

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

  During the past several years, ComEd has instituted cost reduction plans including various workforce reductions. Most recently, such efforts included an offer of voluntary early retirement which was made to ComEd and the Indiana Company management, non-union and union employees eligible to retire or who became eligible to retire after December 31, 1993 and before April 1, 1995. Such program resulted in a charge to income of approximately $20.5 million (after reflecting income tax effects), substantially all of which was recorded during 1994. ComEd is continuing to examine methods of reducing the size of its workforce, including special severance offers. As discussed under "Litigation" in "Part II. Other Information, Item 1, Legal Proceedings," ComEd has declared an impasse in the collective bargaining agreement negotiations with its union and has implemented virtually all of the terms of its last offered proposal prior to the impasse. Those terms include, among other things, a wage increase retroactive to April 1, 1995 (which would be implemented in January 1996) and a voluntary separation offer for employees who accept and leave ComEd's employ by year-end 1995. The union has filed an unfair labor practice charge with respect to ComEd's action with the National Labor Relations Board. If the voluntary separation offer proceeds, ComEd estimates that such offer, combined with separation plans already offered to selected groups of non-union employees, could result in a charge to income of approximately $75 million to $100 million (after reflecting income tax effects) or $0.35 to $0.47 per common share (depending upon the level of acceptance). This charge to income would occur primarily in the fourth quarter of 1995 when most of the acceptances of the offers are expected to occur. However, ComEd would expect to realize cost savings in future years as a result of the reduction in personnel.

  ComEd has also examined, and is continuing to examine, the possibility of disposing of one or more of its fossil generating stations to a third party or parties and entering into a long-term power purchase arrangement. In connection with such examination, ComEd has solicited and received binding proposals with respect to such a transaction involving its State Line and Kincaid generating stations, which it is currently evaluating. As presently structured, such a transaction would involve a sale of the generating station assets at a price approximating their book value and a fifteen-year power purchase arrangement. Any such transaction would be subject to the negotiation of definitive agreements and regulatory approvals and is not expected to have a material impact on ComEd's consolidated financial position or results of operations.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                STANDARD DUFF &
                                                        MOODY'S & POOR'S PHELPS
                                                        ------- -------- ------
      First mortgage and secured pollution control
       bonds...........................................  Baa2     BBB     BBB
      Publicly-held debentures and unsecured pollution
       control obligations.............................  Baa3     BBB-    BBB-
      Convertible preferred stock......................  baa3     BBB-    BBB-
      Preference stock.................................  baa3     BBB-    BBB-
      ComEd-obligated mandatorily redeemable preferred
       securities of the Trust.........................  baa3     BBB-    BBB-
      Commercial paper.................................  P-2      A-2     D-2

  In June 1995, Standard & Poor's changed its rating outlook on ComEd from negative to stable. As of April 1995, Moody's rating outlook on ComEd remained stable. In August 1995, Duff & Phelps upgraded its rating of ComEd's preferred and preference stock from BB+ to BBB- and reaffirmed that its rating outlook on ComEd remained stable. See "Part II. Other Information, Item 5. Market for Registrant's

Common Equity and Related Stockholder Matters" in Unicom's Annual Report on Form 10-K for the year ended December 31, 1994, for additional information regarding ComEd's securities ratings.

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

  The market place in which electric utilities like ComEd operate has become more competitive as a result of technological and regulatory changes, and many observers believe competition will intensify. Self-generation can be economical for certain customers, depending on how and when they use electricity and other customer-specific considerations. A number of competitors are currently seeking to identify and do business with those customers. In addition, suppliers of other forms of energy are increasingly competing to supply energy needs which historically were supplied primarily or exclusively by electricity.

  The Energy Policy Act of 1992 will likely have a significant effect on companies engaged in the generation, transmission, distribution, purchase and sale of electricity. This Act, among other things, expands the authority of the FERC to order electric utilities to transmit or "wheel" wholesale power for others, and facilitates the creation of non-utility electric generating companies. In March 1995, the FERC issued a NOPR seeking comments on proposals intended to encourage a more competitive wholesale electric power market. The NOPR addresses both open access transmission and stranded cost issues. ComEd is unable to predict the structure and effect of any rule that the FERC may ultimately adopt based upon the NOPR.

  ComEd is facing increased competition from several non-utility businesses which seek to provide energy services to users of electricity, especially larger customers such as industrial, commercial and wholesale customers. Such suppliers include independent power producers and unregulated energy services companies. In this regard, natural gas utilities operating in ComEd's service area have established subsidiary ventures to provide heating, ventilating and air conditioning services, attempting to attract ComEd's customers. Also, several utilities in the United States have established unregulated energy services subsidiaries which pursue business opportunities outside of the utilities' regular service areas. In addition, cogeneration and energy services companies have begun soliciting ComEd's customers to provide alternatives to using ComEd's electricity. In October 1993, the ICC granted ComEd the authority to negotiate special discount contract rates with new or existing industrial customers for up to a total of 400 megawatts of added load, where the customers would not have chosen service from ComEd for the increased load in the absence of the discount rates. In addition, in June 1994, the ICC granted ComEd the authority to negotiate special discount contract rates with up to 25 of its largest existing customers, where such contracts would be necessary to retain the customers' existing load on ComEd's system. The Illinois Appellate Court reversed the ICC decision, ruling that state law prohibited the confidential aspects of the contracts. ComEd has petitioned the Illinois Supreme Court to review the reversal.

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

  Legislation has been passed in Illinois to review the need for changes in the regulatory framework under which Illinois electric utilities operate. The Joint Committee on Electric Utility Regulatory Reform was created pursuant to House/Senate Joint Resolution 21 to develop any legislative reform proposals it finds necessary. A progress report, including specific legislative concepts, is due by December 1, 1995. A final legislative proposal is to be delivered by November 8, 1996. ComEd is participating as a member of the Technical Advisory Group. In addition, ComEd was a lead participant in the Illinois Electric Policy Summit, sponsored by the ICC and Northwestern University's J.L. Kellogg Graduate School of Management, in September 1995. A bill allowing utilities to submit plans for alternative regulation, such as price caps or incentive regulation, has been signed by the Governor of Illinois. Both Illinois Power Company and Central Illinois Light Company have filed proposed retail wheeling experiments with the ICC. These experiments are currently the subject of hearings. While each is limited in scope, ComEd believes that there are a number of institutional and regulatory barriers to their implementation. ComEd cannot predict whether, or in what form, these proposals will be approved. ComEd announced at the Illinois Electric Policy Summit that it would be announcing several customer initiatives before the end of 1995. These proposals, although still under development, are intended to address the need to give all customer classes the opportunity to benefit from competition, while retaining the benefits, such as reliability, of current regulation and insuring utilities' cost recovery for commitments made under the obligation to serve customers. See "Regulation" and "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 49.5% at September 30, 1995 from 54.6% at December 31, 1994. This decrease is related primarily to the retirement and early redemption of long-term debt and the increase in current maturities of long-term debt reclassified to current liabilities.

                             UNREGULATED OPERATIONS
                             ----------------------

  Unicom Enterprises is engaged, through its subsidiary, in energy service activities which are not subject to utility regulation by state or federal agencies. The subsidiary, Unicom Thermal, currently provides district cooling services to office and other buildings from a central location in the city of Chicago. District cooling involves, in essence, the production of chilled water at a central location(s) and its circulation to and from such location(s) to customers' buildings through a closed circuit of piping. Such water is circulated through customers' premises for air conditioning. This process is used in lieu of self-generated cooling utilizing CFC refrigerants. As a result of the Clean Air Amendments, the manufacture and use of CFCs will be curtailed, commencing in 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as district cooling. Unicom Thermal and the city of Chicago have entered into a non-exclusive franchise agreement. Unicom Thermal has secured several long-term contracts and began service in May 1995 but has not generated significant sales revenues through September 30, 1995. Unicom Thermal is in the process of negotiating with additional potential customers.

  Capital Budgets. Unicom Thermal has forecasted capital expenditures for the years 1995-97 of approximately $95 million, primarily representing the construction costs of its district cooling facilities in the city of Chicago. Construction of its first district cooling facility was completed in May 1995 and cost approximately $30 million. Unicom Thermal began construction on a second district cooling plant in May 1995 and is in the initial stages of detailed planning of a third production facility. As of September 30, 1995, Unicom Thermal's purchase commitments, principally related to construction, were approximately $10 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire in 1997 of which $175 million was unused as of September 30, 1995. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 10 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom's and Unicom Enterprises' operations.

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

  On January 9, 1995, the ICC issued the Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provides, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates, (ii) the collection of municipal franchise costs as an adder to base rates until May 1, 1995, when ComEd began collecting such costs prospectively on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for information related to the level of decommissioning cost collections allowed in the Rate Order. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of September 30, 1995, electric operating revenues of approximately $232 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court.

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

  In January 1994, ComEd was notified by the NRC that ComEd's LaSalle County and Quad-Cities stations were placed on the list of plants with adverse performance trends. ComEd was informed that the NRC concerns about LaSalle County station included, among other matters, deficient radiation worker practices. The NRC concerns with Quad-Cities station included, among other matters, deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems. ComEd has provided written and verbal responses to the NRC and is working to resolve the concerns. In February 1995, the NRC concluded that LaSalle County had arrested the adverse trends in most areas and "normal" designation should be returned. In June 1995, the NRC concluded that the declining trends at Quad-Cities station also had been arrested in most areas and normal designation should be returned. As noted above, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations in connection with Zion, Dresden and Quad-Cities stations. In addition, generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994; however, certain intervenors have appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," for additional information.

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

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See
Note 20 of Notes to Financial Statements and "Part II. Other Information, Item
1. Legal Proceedings," subcaption "Environmental Matters."

RESULTS OF OPERATIONS

  Unicom's earnings (loss) per common share for the three months ended September 30, 1995 were $1.90 compared to $1.23 for the three months ended September 30, 1994, $2.82 for the nine months ended September 30, 1995 compared to $1.29 for the nine months ended September 30, 1994, and $3.19 for the twelve months ended September 30, 1995 compared to $(0.31) for the twelve months ended September 30, 1994. Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the results of operations for ComEd alone.

  Net Income. The increases in ComEd's earnings in the recent three-month period reflect significantly higher kilowatthour sales primarily due to an unusually warm summer and, to a lesser extent, higher revenues as a result of higher rate levels under the Rate Order. The increase in the recent three-month period was partially offset by increased operation and maintenance expenses. Earnings in the recent nine-month period reflect higher kilowatthour sales and higher revenues as a result of higher rate levels under the Rate Order. The increase in the recent nine-month period also reflects lower operation and maintenance expenses. Operation and maintenance expenses for the nine months ended September 30, 1994 include an after-tax charge for additional pension costs related to the 1994 early retirement program of $20 million or $0.09 per common share. ComEd also recorded a reduction in the carrying value of its investments in uranium-related properties which reduced net income by $34 million or $0.16 per common share for the nine months ended September 30, 1994.

  The increase in ComEd's earnings for the recent twelve-month period was significantly affected by the favorable comparison to the prior twelve-month period in which the effects of the Rate Matters Settlement and Fuel Matters Settlement were recorded. The net effects of the Rate Matters Settlement and Fuel Matters Settlement reduced net income for the twelve months ended September 30, 1994 by approximately $388 million or $1.82 per common share, in addition to the effect of the deferred recognition of revenues which ComEd had recorded during the twelve months ended September 30, 1994 (approximately $16 million or $0.08 per common share), and after the partially offsetting effect of recording approximately $261 million or $1.22 per common share in deferred carrying charges, net of income taxes and amortization, as authorized in the Remand Order. The increase in the recent twelve-month period also includes increased kilowatthour sales and lower operation and maintenance expenses. Operation and maintenance expenses for the twelve months ended September 30, 1994 include an after-tax charge for additional pension costs related to the 1994 early retirement program of $20 million or $0.09 per common share. ComEd also recorded a reduction in the carrying value of its investments in uranium-related properties which reduced net income by $34 million or $0.16 per common share for the twelve months ended September 30, 1994.

  Kilowatthour Sales. Kilowatthour sales to ultimate consumers for the three months, nine months and twelve months ended September 30, 1995 increased 15.3%, 5.0% and 4.6%, respectively, compared to the three months, nine months and twelve months ended September 30, 1994. The increase in the recent three-month period reflects significantly higher kilowatthour sales to all classes of customers reflecting an unusually warm summer as compared to the same period in the prior year. The increase in the recent nine-month and twelve-month periods reflect higher kilowatthour sales to all classes of customers, except electric railroads, which decreased, reflecting an unusually warm summer as compared to the same periods in the prior year.

  Kilowatthour sales for resale decreased for the three months ended September 30, 1995, compared to the three months ended September 30, 1994, and increased for the nine months and twelve months ended September 30, 1995 compared to the nine months and twelve months ended September 30, 1994. Total kilowatthour sales, including sales for resale, increased 10.5%, 10.0% and 8.0% for the three months, nine months and twelve months ended September 30, 1995, respectively, compared to the three months, nine months and twelve months ended September 30, 1994.

  Operating Revenues. Operating revenues increased in the three months ended September 30, 1995 compared to the three months ended September 30, 1994, primarily as a result of significantly increased kilowatthour sales discussed above and, to a lesser extent, higher rate levels under the Rate Order. Operating revenues increased in the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994 primarily as a result of higher kilowatthour sales discussed above and higher rate levels under the Rate Order. Operating revenues increased in the twelve months ended September 30, 1995 compared to the twelve months ended September 30, 1994, primarily as a result of a favorable comparison to the prior twelve-month period, which reflects the recording of the effects of the Rate Matters Settlement and Fuel Matters Settlement, which reduced operating revenues by approximately $1,045 million and, to a lesser extent, the increased kilowatthour sales discussed above and higher rate levels under the Rate Order.

  Fuel Costs. Changes in fuel expense for the three months, nine months and twelve months ended September 30, 1995 as compared to the same periods ended September 30, 1994 primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                                                      SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                                                   --------------------  ------------------  --------------------
                                                     1994       1995       1994      1995      1994       1995
                                                   ---------  ---------  --------  --------  ---------  ---------
   Cost of fuel consumed (per million Btu):
     Nuclear.....................................      $0.52      $0.52     $0.53     $0.52      $0.54      $0.52
     Coal........................................      $2.33      $2.41     $2.35     $2.45      $2.40      $2.39
     Oil.........................................      $3.06      $3.13     $2.83     $3.09      $2.84      $3.12
     Natural gas.................................      $2.19      $1.75     $2.43     $1.78      $2.46      $1.80
     Average all fuels...........................      $1.05      $1.09     $1.11     $1.04      $1.15      $1.03
   Net generation of electric energy (millions of
    kilowatthours)...............................     25,279     27,401    67,792    75,576     90,221     98,027
   Fuel sources of kilowatthour generation:
     Nuclear.....................................         72%        70%       70%       73%        69%        73%
     Coal........................................         25         25        26        24         27         23
     Oil.........................................          1          1         1       --           1          1
     Natural gas.................................          2          4         3         3          3          3
                                                   ---------  ---------  --------  --------  ---------  ---------
                                                         100%       100%      100%      100%       100%       100%
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

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs. This results from ComEd's reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal were renegotiated during 1992 effective as of January 1, 1993, to provide, among other things, for significant reductions in the delivered price of the coal over the duration of the contracts. However, the renegotiated contracts provide for the purchase of certain coal at prices substantially above currently prevailing market prices and ComEd has significant purchase commitments under its contracts. In addition, as of September 30, 1995, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $465 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and Notes 1, 2 and 20 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd and the Indiana Company's generating units and the availability and cost of power from other utilities.

  The number and average cost of kilowatthours purchased were as follows:

                            THREE MONTHS
                                ENDED     NINE MONTHS ENDED      TWELVE MONTHS ENDED
                            SEPTEMBER 30    SEPTEMBER 30            SEPTEMBER 30
                            ------------- --------------------   ---------------------
                             1994   1995    1994        1995       1994        1995
                            ------ ------ ---------   --------   ---------   ---------
   Kilowatthours
    (millions).............   315    453      1,937        901       2,124       1,035
   Cost per kilowatthour...  3.69c  4.99c      2.91c      3.62c       2.83c       3.41c

  Deferred Under or Overrecovered Energy Costs--Net. Operating expenses for the three months, nine months and twelve months ended September 30, 1995 and 1994 reflect the net change in under or overrecovered allowable energy costs under ComEd's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and
Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy
Costs."

  Operation and Maintenance Expenses. ComEd's operation and maintenance expenses increased 8.2% for the three months and decreased 3.2% and 5.2% for the nine months and twelve months ended September 30, 1995, respectively, compared to the same periods ended September 30, 1994. The increase in the current three-month period primarily reflects increased operation and maintenance expenses associated with nuclear and fossil generating stations, certain administrative and general costs and pensions and certain other employee benefits, including postretirement health care, partially offset by a decrease in operation and maintenance expenses associated with transmission and distribution facilities. The decrease in the current nine-month period primarily reflects lower operation and maintenance expenses associated with fossil generating stations, transmission and distribution facilities, certain administrative and general costs, and pensions and certain other employee benefits, including postretirement health care benefits. The decrease in the current twelve-month period primarily reflects lower operation and maintenance expenses associated with nuclear and fossil generating stations, transmission and distribution facilities, certain administrative and general costs, and pensions and certain other employee benefits, including postretirement health care benefits, partially offset by an increase in costs associated with employee incentive compensation. The effects of inflation are reflected in the increases and decreases discussed below and have increased operation and maintenance costs for the three months, nine months and twelve months ended September 30, 1995.

  Operation and maintenance expenses associated with the nuclear generating stations increased $30 million for the three months ended September 30, 1995, compared to the same period ended September 30, 1994. Operation and maintenance expenses associated with the nuclear stations decreased $39 million for the twelve months ended September 30, 1995, compared to the same period ended September 30, 1994. The increase in operation and maintenance expenses for the recent three-month period is primarily due to improvement and repair work performed concurrently with a scheduled refueling outage at one of ComEd's nuclear stations. The decrease for the current twelve-month period is primarily due to activities undertaken during a lesser number of scheduled outages and by cost containment efforts on non-outage related activities. Future operation and maintenance expenses associated with nuclear generating stations may be significantly affected by regulatory, operational and other requirements. See "Nuclear Matters" under "Regulation" above.

  Operation and maintenance expenses associated with the fossil generating stations increased $3 million in the three months ended September 30, 1995 and decreased $6 million and $14 million in the nine months and twelve months ended September 30, 1995, respectively, compared to the same periods ended September 30, 1994. The increase in the recent three-month period reflects certain severance plan costs, partially offset by a reduction of personnel. The decreases in the recent nine-month and twelve-month periods reflect cost containment efforts, a lesser number of scheduled overhauls than in the corresponding prior periods ended September 30, 1994 and the net effect of a reduction of personnel, partially offset by certain severance plan costs.

  Operation and maintenance expenses associated with ComEd's transmission and distribution system decreased $12 million, $14 million and $35 million in the three months, nine months and twelve months ended September 30, 1995, respectively, compared to the same periods ended September 30, 1994. The decreases in the recent three-month, nine-month and twelve-month periods primarily reflect the effects of ComEd's cost containment efforts and a decrease in costs related to a system safety and reliability improvement program.

  Operation and maintenance expenses in the twelve months ended September 30, 1995 reflect $50 million of employee incentive compensation recorded in December 1994 related to the achievement of certain financial performance, cost containment and operating performance goals in 1994. Operation and maintenance expenses in the twelve months ended September 30, 1994 reflect $36 million of special incentive compensation recorded in December 1993 to employees related to a sharing of operation and maintenance savings below 1993 budgeted levels.

  The costs of pensions and certain other employee benefits, including postretirement health care benefits, increased $6 million in the three months ended September 30, 1995 and decreased $22 million in the nine months and twelve months ended September 30, 1995, compared to the same periods ended September 30, 1994. The decreases in the nine months and twelve months ended September 30, 1995 reflect costs of $32 million related to the 1994 early retirement program recorded in the nine months and twelve months ended September 30, 1994, partially offset by an increase in certain other employee benefits of $10 million for the nine months and twelve months ended September 30, 1995. See Note 13 of Notes to Financial Statements for additional information relating to the 1994 early retirement program.

  Certain administrative and general costs increased $13 million for the three months ended September 30, 1995 and decreased $9 million for the nine months and twelve months ended September 30, 1995, compared to the same periods in 1994. The increase in the three months ended September 30, 1995 was due to a variety of reasons including an increase in expenses for injuries and damages and for outside services.

  Depreciation. Depreciation expense for the three months, nine months and twelve months ended September 30, 1995 increased over the same periods a year ago as a result of additions to plant in service. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for additional information.

  Interest on Debt. Changes in interest on ComEd's long-term debt and notes payable for the three months, nine months and twelve months ended September 30, 1995 compared to the same periods ended September 30, 1994 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                 THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                    SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                                --------------------- --------------------- ---------------------
                                   1994       1995       1994       1995       1994       1995
                                ---------- ---------- ---------- ---------- ---------- ----------
      Long-term debt outstand-
       ing:
       Average amount (mil-
        lions)................    $7,888     $7,460     $7,953     $7,674     $7,948     $7,721
       Average interest rate..      7.83%      7.82%      7.84%      7.79%      7.85%      7.80%
      Notes payable outstand-
       ing:
       Average amount (mil-
        lions)................    $   15     $  136     $    9     $   52     $    8     $   41
       Average interest rate..      5.94%      6.11%      6.09%      6.34%      6.05%      6.41%

  Deferred Carrying Charges. In the Remand Order, the ICC provided that, for ratemaking purposes, deferred carrying charges on the reasonable and "used and useful" plant costs of the Units for the period April 1, 1989 until approximately March 20, 1991, the date under the Remand Order that the Units were reflected in rates, could be deferred and amortized. Approximately $438 million of such costs was capitalized as a regulatory asset in October 1993 and resulted in an increase to net income for the twelve months ended September 30, 1994 of approximately $261 million or $1.22 per common share, net of amortization. Amortization of deferred carrying charges was approximately $3 million for the three months ended September 30, 1994 and 1995, $10 million for the nine months ended September 30, 1994 and 1995, and $12 million and $13 million for the twelve months ended September 30, 1994 and 1995, respectively.

  Decommissioning. The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including ComEd, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning costs are changed: (1) annual provisions for decommissioning could increase and (2) the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation. Unicom does not believe that such changes, if required, would have an adverse effect on results of operations due to ComEd's current and future ability to recover decommissioning costs through rates.

  Investments in Uranium-Related Properties. In May 1994, ComEd recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced net income by $34 million or $0.16 per common share for the nine months and twelve months ended September 30, 1994.

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended December 31, 1994 and September 30, 1995 were 1.99 and 2.81, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended December 31, 1994 and September 30, 1995 were 1.73 and 2.42, respectively.

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of December 31, 1994 and September 30, 1995, and the related statements of consolidated income, retained earnings, premium on common stock and other paid-in capital, and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of December 31, 1994 and September 30, 1995, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1994 and 1995, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
November 8, 1995

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, nine months and twelve months ended September 30, 1994 and 1995 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, competition, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                              SEPTEMBER 30            SEPTEMBER 30             SEPTEMBER 30
                          ----------------------  ----------------------  -----------------------
                             1994        1995        1994        1995        1994         1995
                          ----------  ----------  ----------  ----------  -----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating Reve-
 nues:
 Operating revenues.....  $1,858,119  $2,190,879  $4,826,009  $5,328,525  $ 6,336,298  $6,795,947
 Provisions for revenue
  refunds...............      (2,587)        --      (13,561)         25   (1,049,790)     (2,324)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $1,855,532  $2,190,879  $4,812,448  $5,328,550  $ 5,286,508  $6,793,623
                          ----------  ----------  ----------  ----------  -----------  ----------
Electric Operating
 Expenses and Taxes:
 Fuel...................  $  288,990  $  322,990  $  814,974  $  850,422  $ 1,116,444  $1,085,300
 Purchased power........      11,633      22,623      56,466      32,609       60,011      35,267
 Deferred
  (under)/overrecovered
  energy costs--net.....       9,508      (9,840)    (11,451)     (8,578)      (3,624)      4,813
 Operation..............     354,477     382,811   1,146,247   1,135,575    1,536,222   1,514,586
 Maintenance............     122,481     133,312     458,125     418,235      610,600     521,430
 Depreciation...........     221,961     224,824     665,807     674,620      883,016     896,245
 Recovery of regulatory
  assets................       3,818       3,818      11,635      11,454       14,574      15,272
 Taxes (except income)..     210,880     239,904     599,239     639,289      727,167     827,846
 Income taxes--
   Current--Federal.....      82,725     145,136     139,192     248,033      (70,978)    267,143
   --State..............        (846)     51,877         979      79,984      (55,067)     80,918
   Deferred--Federal--
    net.................      78,802      94,262      64,178     133,663      113,278     173,775
   --State--net.........      36,010       2,520      47,634      10,581       72,314      27,963
 Investment tax credits
  deferred--net.........      (7,195)     (7,177)    (21,620)    (21,535)     (29,142)    (28,672)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $1,413,244  $1,607,060  $3,971,405  $4,204,352  $ 4,974,815  $5,421,886
                          ----------  ----------  ----------  ----------  -----------  ----------
Electric Operating In-
 come...................  $  442,288  $  583,819  $  841,043  $1,124,198  $   311,693  $1,371,737
                          ----------  ----------  ----------  ----------  -----------  ----------
Other Income and (Deduc-
 tions):
 Interest on long-term
  debt..................  $ (154,420) $ (145,783) $ (467,413) $ (448,548) $  (623,525) $ (602,359)
 Interest on notes
  payable...............        (226)     (2,101)       (415)     (2,473)        (502)     (2,616)
 Allowance for funds
  used during construc-
  tion--
   Borrowed funds.......       4,336       2,674      14,831       7,551       20,038      11,631
   Equity funds.........       5,215       2,834      17,641       8,703       24,189      13,690
 Income taxes
  applicable to
  nonoperating
  activities............       3,050       1,989      23,620       2,458       35,409       5,911
 Deferred carrying
  charges...............         --          --          --          --       438,183         --
 Interest and other
  costs for 1993
  Settlements...........      (3,368)        --      (21,261)        (61)    (119,935)       (264)
 Provision for
  dividends on company-
  obligated mandatorily
  redeemable preferred
  securities of ComEd
  Financing I...........         --         (188)        --         (188)         --         (188)
 Miscellaneous--net.....     (13,267)    (16,893)    (80,729)    (30,866)     (85,222)    (40,139)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $ (158,680) $ (157,468) $ (513,726) $ (463,424) $  (311,365) $ (614,334)
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income..............  $  283,608  $  426,351  $  327,317  $  660,774  $       328  $  757,403
Provision for Dividends
 on Preferred and
 Preference Stocks......      16,966      16,674      47,994      50,447       63,801      67,380
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss) on
 Common Stock...........  $  266,642  $  409,677  $  279,323  $  610,327  $   (63,473) $  690,023
                          ==========  ==========  ==========  ==========  ===========  ==========
Average Number of Common
 Shares Outstanding.....     214,138     214,193     213,947     214,192      213,880     214,192
Earnings (Loss) per
 Common Share..............    $1.25       $1.91       $1.31       $2.85       $(0.30)      $3.22

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,  SEPTEMBER 30,
                       ASSETS                            1994          1995
                       ------                        ------------  -------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,043 million
   and $1,029 million, respectively)................ $26,257,665    $26,759,559
  Less--Accumulated provision for depreciation......   9,623,756     10,358,526
                                                     -----------    -----------
                                                     $16,633,909    $16,401,033
  Nuclear fuel, at amortized cost...................     689,424        662,069
                                                     -----------    -----------
                                                     $17,323,333    $17,063,102
                                                     -----------    -----------
Investments:
  Nuclear decommissioning funds..................... $   880,944    $ 1,145,850
  Subsidiary companies..............................     118,051        113,142
  Other investments, at cost........................      18,613         22,544
                                                     -----------    -----------
                                                     $ 1,017,608    $ 1,281,536
                                                     -----------    -----------
Current Assets:
  Cash.............................................. $        84    $       --
  Temporary cash investments........................      53,566        583,828
  Other cash investments............................      19,588          1,978
  Special deposits..................................      29,603            897
  Receivables--
    Customers.......................................     463,385        659,367
    Taxes...........................................      36,083            164
    Other...........................................      68,434         47,954
    Provisions for uncollectible accounts...........     (10,720)       (11,404)
  Coal and fuel oil, at average cost................     108,872        101,567
  Materials and supplies, at average cost...........     384,612        362,626
  Deferred unrecovered energy costs.................      48,697         51,486
  Deferred income taxes related to current assets
   and liabilities--
    Loss carryforward...............................      10,090            --
    Other...........................................     110,267        121,140
  Prepayments and other.............................      56,449         32,513
                                                     -----------    -----------
                                                     $ 1,379,010    $ 1,952,116
                                                     -----------    -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets................................. $ 2,604,270    $ 2,497,400
  Unrecovered energy costs..........................     643,438        604,415
  Other.............................................     108,308         62,591
                                                     -----------    -----------
                                                     $ 3,356,016    $ 3,164,406
                                                     -----------    -----------
                                                     $23,075,967    $23,461,160
                                                     ===========    ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER
                                                       DECEMBER 31,     30,
            CAPITALIZATION AND LIABILITIES                 1994        1995
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,401,423  $ 5,751,920
  Preferred and preference stocks without mandatory
   redemption requirements............................     508,147      508,058
  Preference stock subject to mandatory redemption re-
   quirements.........................................     292,163      265,047
  Company-obligated mandatorily redeemable preferred
   securities of ComEd Financing I*...................         --       200,000
  Long-term debt......................................   7,453,206    6,584,470
                                                       -----------  -----------
                                                       $13,654,939  $13,309,495
                                                       -----------  -----------
Current Liabilities:
  Notes payable--bank loans........................... $     7,150  $     7,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations.....     560,335      992,018
  Accounts payable....................................     351,370      323,427
  Accrued interest....................................     182,745      160,357
  Accrued taxes.......................................     209,269      377,854
  Dividends payable...................................     102,585      102,265
  Customer deposits...................................      44,514       44,665
  Other...............................................      85,845      103,434
                                                       -----------  -----------
                                                       $ 1,543,813  $ 2,111,170
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,383,876  $ 4,492,525
  Accumulated deferred investment tax credits.........     717,752      696,216
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     589,757      615,721
  Obligations under capital leases....................     431,402      405,786
  Regulatory liabilities..............................     699,426      606,299
  Other...............................................   1,055,002    1,223,948
                                                       -----------  -----------
                                                       $ 7,877,215  $ 8,040,495
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,075,967  $23,461,160
                                                       ===========  ===========

  *As described in Note 8 of Notes to Financial Statements, the sole asset of ComEd Financing I is $206.2 million principal amount of 8.48% subordinated deferrable interest notes due September 30, 2035 of ComEd.

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                                     SEPTEMBER
                                                      DECEMBER 31,      30,
                                                          1994         1995
                                                      ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,191,021 shares and 214,194,136
    shares, respectively............................. $ 2,677,387   $ 2,677,427
  Premium on common stock and other paid-in capital..   2,222,941     2,222,991
  Capital stock and warrant expense..................     (16,240)      (16,176)
  Retained earnings..................................     517,335       867,678
                                                      -----------   -----------
                                                      $ 5,401,423   $ 5,751,920
                                                      -----------   -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957   $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--100,323 shares and 97,499 shares, re-
    spectively.......................................       3,190         3,101
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --            --
                                                      -----------   -----------
                                                      $   508,147   $   508,058
                                                      -----------   -----------
Preference Stock Subject to Mandatory Redemption
 Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--3,113,205 shares and 2,970,705
    shares, respectively............................. $   309,964   $   295,734
  Current redemption requirements for preference
   stock included in current liabilities.............     (17,801)      (30,687)
                                                      -----------   -----------
                                                      $   292,163   $   265,047
                                                      -----------   -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of ComEd Financing I:
  Outstanding--None and 8,000,000, respectively...... $       --    $   200,000
                                                      -----------   -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1995 through 1999--5 1/4% to 7%......... $   818,000   $   715,000
    Maturing 2000 through 2009--5.30% to 9 3/8%......   2,220,500     2,220,400
    Maturing 2010 through 2019--5.85% to 9 5/8%......   1,106,000     1,106,000
    Maturing 2020 through 2023--7 3/4% to 9 7/8%.....   1,870,000     1,870,000
                                                      -----------   -----------
                                                      $ 6,014,500   $ 5,911,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     112,593       110,527
  Pollution control obligations, due 2004 through
   2014--4.20% to 9 1/8%.............................     337,200       337,200
  Other long-term debt...............................   1,451,449     1,064,409
  Current maturities of long-term debt included in
   current liabilities...............................    (395,554)     (776,100)
  Unamortized net debt discount and premium..........     (66,982)      (62,966)
                                                      -----------   -----------
                                                      $ 7,453,206   $ 6,584,470
                                                      -----------   -----------
                                                      $13,654,939   $13,309,495
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                         THREE MONTHS ENDED   NINE MONTHS ENDED  TWELVE MONTHS ENDED
                            SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30
                         ------------------- ------------------- -------------------
                           1994      1995      1994      1995      1994      1995
                         --------- --------- -------- ---------- -------- ----------
                                           (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................. $ 340,691 $ 546,624 $549,152 $  517,335 $977,682 $  523,307
Add--Net income.........   283,608   426,351  327,317    660,774      328    757,403
                         --------- --------- -------- ---------- -------- ----------
                         $ 624,299 $ 972,975 $876,469 $1,178,109 $978,010 $1,280,710
                         --------- --------- -------- ---------- -------- ----------
Deduct--
   Dividends declared
    on--
    Common stock........ $  83,459 $  85,678 $304,605 $  257,032 $390,106 $  342,708
    Preferred and pref-
     erence stocks......    17,477    16,589   48,474     50,341   64,019     67,249
   Other capital stock
    transactions--net...        56     3,030       83      3,058      578      3,075
                         --------- --------- -------- ---------- -------- ----------
                         $ 100,992 $ 105,297 $353,162 $  310,431 $454,703 $  413,032
                         --------- --------- -------- ---------- -------- ----------
Balance at End of Peri-
 od..................... $ 523,307 $ 867,678 $523,307 $  867,678 $523,307 $  867,678
                         ========= ========= ======== ========== ======== ==========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

               STATEMENTS OF CONSOLIDATED PREMIUM ON COMMON STOCK
                           AND OTHER PAID-IN CAPITAL

                           THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                              SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                          --------------------- --------------------- ---------------------
                             1994       1995       1994       1995       1994       1995
                          ---------- ---------- ---------- ---------- ---------- ----------
                                               (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period.................  $2,221,060 $2,222,961 $2,217,110 $2,222,941 $2,214,444 $2,222,902
Add--Premium on issuance
 of common stock........       1,842         30      5,792         50      8,458         89
                          ---------- ---------- ---------- ---------- ---------- ----------
Balance at End of Peri-
 od.....................  $2,222,902 $2,222,991 $2,222,902 $2,222,991 $2,222,902 $2,222,991
                          ========== ========== ========== ========== ========== ==========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      NINE MONTHS ENDED        TWELVE MONTHS ENDED
                             SEPTEMBER 30            SEPTEMBER 30             SEPTEMBER 30
                          --------------------  -----------------------  ------------------------
                            1994       1995        1994         1995        1994         1995
                          ---------  ---------  -----------  ----------  -----------  -----------
                                                (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income.............  $ 283,608  $ 426,351  $   327,317  $  660,774  $       328  $   757,403
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and am-
    ortization..........    234,123    237,177      697,781     713,905      927,353      945,449
   Deferred income taxes
    and investment tax
    credits--net........    109,893     90,283       73,426     124,727      144,788      178,487
   Equity component of
    allowance for funds
    used during
    construction........     (5,215)    (2,834)     (17,641)     (8,703)     (24,189)     (13,690)
   Provisions for
    revenue refunds and
    related interest....      5,988        --        34,978        (231)   1,138,295        2,339
   Revenue refunds and
    related interest....   (409,541)       --    (1,083,109)     15,135   (1,270,214)    (123,407)
   Recovery/(deferral)
    of regulatory
    assets/deferred
    carrying charges--
    net.................      3,818      3,818       11,635      11,454     (423,609)      15,272
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................      1,425      1,980       32,962       2,540       33,143        3,158
   Net effect on cash
    flows of changes in:
     Receivables........    (47,895)  (132,760)     139,435    (138,899)     159,846     (163,399)
     Coal and fuel oil..     26,236     31,731        6,961       7,305       55,093        3,224
     Materials and
      supplies..........      8,618      3,904        8,794      21,986       15,199       31,294
     Accounts payable
      adjusted for
      nuclear fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     20,170     70,962       36,099     152,181      247,662      234,272
     Accrued interest
      and taxes.........    (67,575)    56,685      (25,731)    146,197     (116,140)     244,755
     Other changes in
      certain current
      assets and
      liabilities.......    (15,746)    35,653      (50,521)     45,243      (50,283)      41,712
   Other--net...........     59,767     46,813      191,259     181,883      156,118      116,060
                          ---------  ---------  -----------  ----------  -----------  -----------
                          $ 207,674  $ 869,763  $   383,645  $1,935,497  $   993,390  $ 2,272,929
                          ---------  ---------  -----------  ----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction expendi-
  tures.................  $(177,250) $(190,536) $  (555,841) $ (570,502) $  (816,266) $  (735,263)
 Nuclear fuel expendi-
  tures.................    (65,696)   (52,842)    (170,995)   (163,996)    (241,389)    (250,266)
 Equity component of
  allowance for funds
  used during
  construction..........      5,215      2,834       17,641       8,703       24,189       13,690
 Contributions to nu-
  clear decommissioning
  funds.................        --         --       (96,229)    (96,229)    (132,550)    (132,550)
 Investment in subsidi-
  ary companies.........        --         --           --           (1)         --           (50)
 Other cash investments
  and special deposits..      7,855     18,189      628,387      17,610       38,971       11,210
                          ---------  ---------  -----------  ----------  -----------  -----------
                          $(229,876) $(222,355) $  (177,037) $ (804,415) $(1,127,045) $(1,093,229)
                          ---------  ---------  -----------  ----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of securi-
  ties--
  Long-term debt........  $  87,699  $     --   $   364,813  $      --   $   597,485  $   181,476
  Preferred securities
   of ComEd Financing I.        --     200,000          --      200,000          --       200,000
  Capital stock.........     72,703        --        77,734         --        82,431          235
 Retirement and redemp-
  tion of securities--
  Long-term debt........   (145,850)  (200,498)    (501,602)   (492,161)    (512,764)    (694,489)
  Capital stock.........    (11,250)   (11,250)     (14,137)    (14,250)     (46,281)     (17,822)
 Deposits and securi-
  ties held for retire-
  ment and redemption
  of securities.........         (2)       377        3,192         106       35,546          104
 Premium paid on early
  redemption of long-
  term debt.............        --         --          (900)        --          (900)      (3,664)
 Cash dividends paid on
  capital stock.........   (141,575)  (102,522)    (343,684)   (307,691)    (445,442)    (410,349)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     39,443     77,876      207,463     193,216      248,994      292,401
 Nuclear fuel lease
  principal payments....    (53,510)   (64,507)    (153,046)   (180,124)    (209,653)    (236,767)
 Increase (Decrease) in
  short-term
  borrowings............      1,050    (40,000)       1,200         --         1,200          --
                          ---------  ---------  -----------  ----------  -----------  -----------
                          $(151,292) $(140,524) $  (358,967) $ (600,904) $  (249,384) $  (688,875)
                          ---------  ---------  -----------  ----------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $(173,494) $ 506,884  $  (152,359) $  530,178  $  (383,039) $   490,825
Cash and Temporary Cash
 Investments at
 Beginning of Period....    266,497     76,944      245,362      53,650      476,042       93,003
                          ---------  ---------  -----------  ----------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $  93,003  $ 583,828  $    93,003  $  583,828  $    93,003  $   583,828
                          =========  =========  ===========  ==========  ===========  ===========

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

  Income Taxes. ComEd is included in the consolidated federal and state income tax returns filed by Unicom. Current and deferred income taxes of the consolidated group are allocated to ComEd as if ComEd filed separate tax returns. Deferred income taxes are provided for income and expense items recognized for financial accounting purposes in periods that differ from those for income tax purposes. Income taxes deferred in prior years are charged or credited to income as the book/tax timing differences reverse. Prior years' deferred investment tax credits are amortized through credits to income generally over the lives of the related property. Income tax credits resulting from interest charges applicable to nonoperating activities, principally construction, are classified as other income.

  Interest. Total interest costs incurred on debt, leases and other obligations for the three months ended September 30, 1994 and 1995 were $179,125,000 and $178,041,000, respectively, for the nine months ended September 30, 1994 and 1995 were $552,802,000 and $530,933,000, respectively, and for the twelve months ended September 30, 1994 and 1995 were $791,929,000 and $707,841,000, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1994 and 1995 was as follows:

                          THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                          ------------------- ----------------- -------------------
                            1994      1995      1994     1995     1994      1995
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $ 174,281 $ 152,404 $494,165 $468,670 $ 631,608 $ 619,928
   Income taxes (net of
    refunds)............  $  92,467 $  88,623 $ 14,876 $111,115 $  10,628 $  91,317
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $  40,089 $  78,772 $209,958 $197,015 $ 252,130 $ 296,773

  (2) SETTLEMENTS RELATING TO CERTAIN RATE MATTERS. See Unicom's Note 2 of Notes to Financial Statements.

  (3) OTHER RATE MATTERS. See Unicom's Note 3 of Notes to Financial Statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (4) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At September 30, 1995, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--23,280,705 shares; $1.425 convertible preferred stock--97,499 shares; and prior preferred stock-- 850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (5) COMMON STOCK. At September 30, 1995, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock..................  99,448
      Conversion of warrants............................................  27,644
                                                                         -------
                                                                         127,092
                                                                         =======

  During the three months, nine months and twelve months ended September 30, 1994 and 1995, shares of common stock were issued as follows:

                                                NINE MONTHS
                           THREE MONTHS ENDED      ENDED     TWELVE MONTHS ENDED
                              SEPTEMBER 30     SEPTEMBER 30     SEPTEMBER 30
                           ------------------  ------------- --------------------
                              1994      1995    1994   1995     1994      1995
                           ---------- -------  ------- ----- ---------- ---------
Employee Stock Purchase
 Plan....................         --       --  154,710   --     284,656      --
Employee Savings and In-
 vestment Plan...........      15,800      --   81,400   --     122,400      --
Conversion of $1.425 con-
 vertible preferred
 stock...................      94,611    1,642 187,717 2,873    193,724    5,206
Conversion of warrants...       7,669       26  13,421   242     13,852      535
                           ---------- -------- ------- ----- ---------- --------
                              118,080    1,668 437,248 3,115    614,632    5,741
                           ========== ======== ======= ===== ========== ========

  At December 31, 1994 and September 30, 1995, 83,751 and 82,932 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  (6) PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. See Unicom's Note 6 of Notes to Financial Statements.

  (7) PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. See Unicom's Note 7 of Notes to Financial Statements.

  (8) COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF COMED FINANCING I. See Unicom's Note 8 of Notes to Financial Statements.

  (9) LONG-TERM DEBT. See Unicom's Note 9 of Notes to Financial Statements for ComEd and the Indiana Company's long-term debt.

  (10) LINES OF CREDIT. See the first paragraph of Unicom's Note 10 of Notes to Financial Statements.

  (11) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 11 of Notes to Financial Statements.

  (12) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 12 of Notes to Financial Statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (13) PENSION BENEFITS. See Unicom's Note 13 of Notes to Financial Statements.

  (14) POSTRETIREMENT HEALTH CARE BENEFITS. See Unicom's Note 14 of Notes to Financial Statements.

  (15) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1994 and September 30, 1995 were as follows:

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1994         1995
                                                      ------------ -------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs........................   $3,266,930   $3,355,361
 Overheads capitalized..............................      266,159      255,401
 Repair allowance...................................      210,655      203,173
 Regulatory assets recoverable through future rates.    1,791,395    1,708,485
Deferred income tax assets:
 Postretirement benefits............................     (177,991)    (204,766)
 Unbilled revenues..................................      (90,396)    (105,136)
 Loss carryforward..................................      (10,090)         --
 Alternative minimum tax............................     (283,331)    (168,351)
 Unamortized investment tax credits to be settled
  through future rates..............................     (471,058)    (456,919)
 Other regulatory liabilities to be settled through
  future rates......................................     (179,755)    (149,380)
 Other--net.........................................      (58,999)     (66,483)
                                                       ----------   ----------
Net deferred income tax liability...................   $4,263,519   $4,371,385
                                                       ==========   ==========

The $108 million increase in the net deferred income tax liability from December 31, 1994 to September 30, 1995 is comprised of $146 million of deferred income tax expense and a $38 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, nine months and twelve months ended September 30, 1994 and 1995 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                          --------------------  ------------------  ---------------------
                            1994       1995       1994      1995       1994       1995
                          ---------  ---------  --------  --------  ----------  ---------
                                            (THOUSANDS OF DOLLARS)
Electric operating in-
 come:
 Current income taxes...  $  81,879  $ 197,013  $140,171  $328,017  $ (126,045) $ 348,061
 Deferred income taxes..    114,812     96,782   111,812   144,244     185,592    201,738
 Investment tax credits
  deferred--net.........     (7,195)    (7,177)  (21,620)  (21,535)    (29,142)   (28,672)
Other (income) and de-
 ductions...............      1,697     (5,344)  (19,569)   (5,870)    (33,287)    (9,362)
                          ---------  ---------  --------  --------  ----------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $ 191,193  $ 281,274  $210,794  $444,856  $   (2,882) $ 511,765
                          =========  =========  ========  ========  ==========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1994 and 1995:

                                                                           TWELVE
                         THREE MONTHS ENDED     NINE MONTHS ENDED       MONTHS ENDED
                            SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                         --------------------  --------------------  -------------------
                           1994       1995       1994       1995      1994       1995
                         ---------  ---------  --------  ----------  -------  ----------
Pre-tax book income
 (thousands)............  $474,801   $707,625  $538,111  $1,105,630  $(2,554) $1,269,168
Effective income tax
 rate...................      40.3%      39.7%     39.2%       40.2%   112.8%       40.3%

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 1994 and 1995 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------  ------------------  --------------------
                            1994       1995       1994      1995      1994       1995
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $ 166,180   $247,669  $188,339  $386,971  $    (894) $ 444,209
Equity component of
 AFUDC which was
 excluded from taxable
 income.................     (1,825)      (992)   (6,174)   (3,046)    (8,466)    (4,792)
Amortization of invest-
 ment tax credits.......     (7,190)    (7,177)  (21,602)  (21,535)   (29,109)   (28,744)
State income taxes, net
 of federal income tax-
 es.....................     22,670     35,228    28,399    58,513      6,236     70,253
Differences between book
 and tax accounting,
 primarily property-re-
 lated deductions.......      7,553      5,435    15,481    21,213     22,724     27,905
Other--net..............      3,805      1,111     6,351     2,740      6,627      2,934
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $ 191,193  $ 281,274  $210,794  $444,856  $  (2,882) $ 511,765
                          =========  =========  ========  ========  =========  =========

  Current federal income tax liabilities which were recorded prior to 1995 included excess amounts of AMT over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. The excess amounts of AMT were carried forward and a portion has been applied as a credit against the 1995 regular federal income tax liability. The excess amounts of AMT can be carried forward indefinitely as a credit against future years' regular federal income tax liabilities.

  (16) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1994 and 1995 were as follows:

                         THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                            SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                         ------------------- ----------------- -------------------
                           1994      1995      1994     1995     1994      1995
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  57,686 $  67,421 $157,475 $175,362 $ 193,650 $ 229,150
Illinois invested capi-
 tal....................    27,559    27,980   82,047   82,090   109,378   109,416
Municipal utility gross
 receipts...............    42,743    53,648  111,237  128,554   119,267   162,328
Real estate.............    44,084    45,868  135,106  132,821   174,628   177,936
Municipal compensation..    21,222    24,449   55,831   59,876    59,043    76,691
Other--net..............    17,586    20,538   57,543   60,586    71,201    72,325
                         --------- --------- -------- -------- --------- ---------
                         $ 210,880 $ 239,904 $599,239 $639,289 $ 727,167 $ 827,846
                         ========= ========= ======== ======== ========= =========

  (17) LEASE OBLIGATIONS. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million (consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes) to finance the transactions. With respect to the commercial paper/bank borrowing portion, $20 million currently will expire on November 23, 1996 and $280 million will expire on November 23, 1997. ComEd has asked for an extension of the expiration dates. At September 30, 1995, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $634 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at September 30, 1995 for capital leases are estimated to aggregate $712 million, including $65 million in 1995, $253 million in 1996, $155 million in 1997, $103 million in 1998, $67 million in 1999 and $69 million in 2000-2003. The estimated interest component of such rental payments aggregates $79 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $147 million and $185 million at December 31, 1994 and September 30, 1995, respectively.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

  Future minimum rental payments at September 30, 1995 for operating leases are estimated to aggregate $142 million, including $1 million in 1995, $9 million in 1996, $9 million in 1997, $9 million in 1998, $9 million in 1999 and $105 million in 2000-2024.

  (18) INVESTMENTS IN URANIUM-RELATED PROPERTIES. See Unicom's Note 18 of Notes to Financial Statements.

  (19) JOINT PLANT OWNERSHIP. See Unicom's Note 19 of Notes to Financial Statements.

  (20) COMMITMENTS AND CONTINGENT LIABILITIES. See Unicom's Note 20 of Notes to Financial Statements.

  (21) SUBSEQUENT EVENTS. See Unicom's Note 21 of Notes to Financial
Statements.

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

  Shareholder derivative lawsuits were filed in 1992 and 1993 in the Circuit Court against current and former directors of ComEd alleging that they breached their fiduciary duty and duty of care to ComEd in connection with the management of the activities associated with the construction of ComEd's four most recently completed nuclear generating units. The lawsuits sought restitution to ComEd by the defendants for unquantified and undefined losses and costs alleged to have been incurred by ComEd. Both lawsuits were dismissed by the Circuit Court and that dismissal was affirmed by the Illinois Appellate Court. Plaintiffs have indicated that they may appeal.

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

  In July 1995, the Chicago area experienced several consecutive days of unusually high temperatures coupled with high humidity. Between July 12 and 14, 1995, ComEd experienced record demand for electricity. On July 14, 1995, a fire in a substation caused a power outage to approximately 40,000 customers. Other equipment failures in the same general area caused certain of these customers to be without power for up to 48 hours. In the wake of these power outages, three class action lawsuits were filed against ComEd seeking recovery of damages for property losses allegedly suffered. One suit seeks at least $10 million in damages; the others seek unspecified damages.

  ComEd has been engaged in collective bargaining agreement negotiations with its and the Indiana Company's unions to replace the existing agreements with those unions which had an original term ending on March 31, 1995. On October 30, 1995, however, ComEd declared that an impasse had been reached in the negotiations with Local 15 of the International Brotherhood of Electrical Workers, which represents approximately 10,500 of ComEd's employees, and proceeded to implement virtually all of the terms of its last offered proposal. The union has filed an unfair labor practice charge with the National Labor Relations Board against ComEd alleging, among other things, that ComEd did not negotiate in good faith, that no impasse existed and that the implementation was unlawful. See "Financial Condition" under the subcaption "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  NUCLEAR MATTERS. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998; however, this delivery schedule is expected to be delayed significantly. It is not certain when the DOE will accept high-level radioactive waste from ComEd and other operators of nuclear power plants. Significant legislation, in both the House of Representatives and the Senate, would fundamentally change the nation's spent fuel management program by creating a federal interim storage facility which could begin accepting spent nuclear fuel as early as 1998. Delivery to the interim facility could be accomplished using existing technology. Extended delays in spent nuclear fuel acceptance by the DOE would lead to ComEd's consideration of costly storage alternatives. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. As provided for under the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. ComEd has primary responsibility for the interim storage of its spent nuclear fuel. ComEd's capability to store spent fuel is more than adequate for some years to come. Dresden station has spent fuel capacity through the year 2001, Zion station has capacity through 2005 and all of the other stations have capacity through at least 2009. In addition, ComEd is developing on site dry cask spent fuel storage for Dresden Unit 1 at a budgeted cost of $21 million. The Dresden Unit 1 facility will use existing technology procured to meet the federal requirements for both storage and transportation of spent nuclear fuel. Meeting other spent fuel storage requirements beyond the years stated above could require new and separate storage facilities. The costs for ComEd's other nuclear units have not been determined.

  The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for low-level radioactive waste and restrict use of such facilities to waste generated within the region. Between July 1, 1994 and July 1, 1995, there were no commercial operating sites in the United States for the disposal of low-level radioactive waste available to ComEd. However, the Barnwell, South Carolina low-level radioactive waste site was reopened on July 1, 1995 and is available to ComEd. ComEd has entered into an agreement with the Barnwell site operator and began shipping waste to Barnwell on August 17, 1995. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress as required by the Waste Policy Act. Neither Illinois nor Kentucky currently has an operational site, and one is currently not expected to be operational until after the year 2000. ComEd has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste and is planning additional such capacity pending development of disposal facilities by the state of Illinois. ComEd anticipates the possibility of continuing difficulties in disposing of low-level radioactive waste. Since the reopening and availability of the Barnwell site, ComEd continues to reevaluate its options.

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

  In January 1994, ComEd was notified by the NRC that ComEd's LaSalle County and Quad-Cities stations were placed on the list of plants with adverse performance trends. ComEd was informed that the NRC concerns about LaSalle County station included, among other matters, deficient radiation worker practices. The NRC concerns with Quad-Cities station included, among other matters, deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems. ComEd has provided written and verbal responses to the NRC and is working to resolve the concerns. In February 1995, the NRC concluded that LaSalle County had arrested the adverse trends in most areas and "normal" designation should be returned. In June 1995, the NRC concluded that the declining trends at Quad-Cities station also had been arrested in most areas and normal designation should be returned. As noted above, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations in connection with Zion, Dresden and Quad-Cities stations. In addition, generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994; however, certain intervenors have appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance.

  In accordance with a commitment to the NRC, ComEd examined its operating boiling water nuclear generating units in 1983 to determine the existence or extent of inter-granular stress corrosion in certain of the large diameter piping in those units. Inter-granular stress corrosion was discovered in the Dresden and Quad-Cities units. ComEd replaced the stainless steel piping susceptible to stress corrosion at Dresden Unit 3. ComEd believes the remedial actions taken to minimize the impact of stress corrosion cracking on BWR stainless steel reactor coolant piping have been successfully completed on Dresden Units 2 and 3, Quad-Cities Units 1 and 2 and LaSalle County Units 1 and
2. Future work on this piping would consist of routine inspections and repairs. As a result of ComEd's experience with the effects of inter-granular stress corrosion of stainless steel materials in BWRs, an inspection, repair and mitigation program of reactor vessel internals has been implemented. This effort is intended to prevent non-budgeted costs and refueling outage extensions resulting from unanticipated repairs occurring during a refueling outage. During 1994 and 1995, approximately $18 million was expended on vessel internals repairs for Dresden Units 2 and 3 and Quad-Cities Units 1 and 2. For 1996, current estimated budgeted expenditures for Dresden Unit 3 and Quad-Cities Unit 2 are $7.5 million for repairs and mitigation, and for 1997, $9.7 million at LaSalle County Units 1 and 2 for installation of mitigation systems.

  ComEd has studied the possibility of having to replace the steam generators at its Zion station. The initial studies were completed in 1991 and additional follow-up studies are continuing. Based on the most recent findings, it will not be necessary to replace the Zion steam generators until at least the year 2005. ComEd has also studied the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1. The studies indicate that, from a technical standpoint, the steam generators should be replaced and, from an economic standpoint, the replacements should be performed at the earliest possible time. The steam generator replacements are currently planned to be completed in 1998 for Braidwood Unit 1 and in 1999 for Byron Unit 1. The estimated replacement costs, including the costs of removal of the existing steam generators, are approximately $235 million for each unit. Approximately $170 million of expenditures is included in the current 1995-97 construction program. See "Litigation" herein concerning litigation by ComEd against Westinghouse concerning steam generators.

  During the year 1994, civil penalties were imposed on ComEd by the NRC on eight occasions for violations of NRC regulations in amounts aggregating $867,500. Since January 1, 1995, the NRC has imposed on ComEd two civil penalties totalling $200,000 for violations of NRC regulations. There are also three enforcement issues currently outstanding and under review by the NRC.

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

  In 1990, the Sierra Club filed suit in the U.S. District Court under Section 505 of the Federal Clean Water Act alleging violations of state of Illinois water quality standards with respect to thermal effluents at ComEd's Fisk, Crawford, Will County, Joliet and Dresden generating stations. In 1991, the Sierra Club and ComEd reached a settlement of this suit which was approved by the Court in 1991. Under the settlement, ComEd has agreed to perform an ecological study of the thermal effluents discharged from the generating stations. Ultimately, this study, which is currently underway, may determine whether the installation of closed cycle cooling facilities or operational restrictions are necessary at one or more of these stations.

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

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1995) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been recorded as of December 31, 1994 and September 30, 1995, which reflects the low end of the range of its estimate of the liability associated with former MGP sites. In addition, as of December 31, 1994 and September 30, 1995, a reserve of $8 million has been recorded, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  In 1991, the U.S. Government filed a complaint in U.S. District Court alleging that ComEd and four other defendants are PRPs for remediation costs associated with surface, soil and groundwater contamination alleged to have occurred from the disposal by other persons of hazardous wastes at a site located near ComEd's Byron station in Byron, Illinois. The U.S. Government alleges that a portion of the site is owned by ComEd. The U.S. Government is presently seeking reimbursement from the PRPs for past study and response costs associated with the site of approximately $7 million. ComEd is currently pursuing a negotiated settlement and is not actively pursuing cost recovery from other PRPs at this time.

  In 1992, the U.S. EPA notified ComEd and four other companies, including the site operator, that they were PRPs for the costs associated with the investigation and removal of contaminated soil at the Elgin Salvage and Supply site in Elgin, Illinois. In 1993, the U.S. EPA issued an order under Section 106 of CERCLA to ComEd and the other parties to investigate and remove the contamination from the site. ComEd sent substantial amounts of scrap cable and other scrap metal to the site. The site investigation and remediation was completed in March 1995 at a cost of approximately $9 million, except for final U.S. EPA project review. The site operator claims to be unable to fund more than a small share of the removal costs. Consequently, the other parties have agreed to an interim allocation of the removal costs. The interim agreement allocates 55% of the removal costs to ComEd. ComEd and the other PRPs have filed a cost recovery action against the site operator and the site owners to require that they provide their share of the remediation costs. ComEd and the site owner are in litigation with several insurance companies for claims. Also, additional PRPs have responded to informational requests concerning their potential liability at the site. Their participation should reduce ComEd's percent allocation of such costs. Some of ComEd's electrical equipment containing PCBs was sent to scrap and salvage facilities and, as a result, ComEd may be liable for penalties and for the costs of cleanup of those facilities.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1994 or in these Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1995, which could have such an effect.

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

  (b) Reports on Form 8-K

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of November, 1995. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX

  Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended September 30, 1995:

 EXHIBIT
 NUMBER                          DESCRIPTION OF EXHIBIT
 ------- ---------------------------------------------------------------------
 (12)    Statement computing Commonwealth Edison Company ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
 (23)-1  Consent of independent public accountants applicable to Unicom
         Corporation.
 (23)-2  Consent of independent public accountants applicable to Commonwealth
         Edison Company.
 (27)-1  Financial data schedule of Unicom Corporation.
 (27)-2  Financial data schedule of Commonwealth Edison Company.