Form 10-K
period 1995-12-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1996-03-29
CIK 918040, 22606

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  (MARK
   ONE)
   [X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


 COMMISSION       REGISTRANT; STATE OF INCORPORATION;           IRS EMPLOYER
 FILE NUMBER         ADDRESS; AND TELEPHONE NUMBER           IDENTIFICATION NO.
 -----------      -----------------------------------        ------------------
 1-11375        UNICOM CORPORATION                               36-3961038
                (an Illinois corporation)
                37th Floor, 10 South Dearborn Street
                Post Office Box A-3005
                Chicago, Illinois 60690-3005
                312/394-7399
 1-1839         COMMONWEALTH EDISON COMPANY                      36-0938600
                (an Illinois corporation)
                37th Floor, 10 South Dearborn Street
                Post Office Box 767
                Chicago, Illinois 60690-0767
                312/394-4321

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

    TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE
---------------------------                              ON WHICH REGISTERED
                                                      -------------------------
UNICOM CORPORATION

Common Stock, without par value                    New York, Chicago and Pacific

COMMONWEALTH EDISON COMPANY

(Listed on inside cover)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAVE BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X  . No   .

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

COMMONWEALTH EDISON COMPANY Securities Registered Pursuant to Section 12(b) of the Act:

      TITLE OF                                            NAME OF EACH EXCHANGE
     EACH CLASS                                            ON WHICH REGISTERED
--------------------------                              ------------------------
First Mortgage Bonds:
 7 5/8% Series 25, due June 1, 2003            )
 8% Series 26, due October 15, 2003            }        New York
 8 1/8% Series 35, due January 15, 2007        )

Sinking Fund Debentures:
 3%, due April 1, 1999                         )
 2 7/8%, due April 1, 2001                     }        New York
 7 5/8% Series 1, due February 15, 2003        )
 2 3/4%, due April 1, 1999                              New York and Chicago

Cumulative Preference Stock, without
par value:
 $1.90; $2.00; $7.24; $8.40; $8.38; and $8.40  )        New York, Chicago and
 Series B                                      )        Pacific
 $2.425                                                 New York

8.48% ComEd-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust                                       New York, Chicago and
                                                        Pacific

THE ESTIMATED AGGREGATE MARKET VALUE OF UNICOM CORPORATION'S 215,206,007 shares of outstanding Common Stock, without par value, was approximately
$6,900,000,000 as of February 29, 1996. In excess of 99.91% of Unicom Corporation's voting stock was owned by non-affiliates as of that date.

THE ESTIMATED AGGREGATE MARKET VALUE OF COMMONWEALTH EDISON COMPANY'S outstanding $1.425 Convertible Preferred Stock, Cumulative Preference Stock and Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust was approximately $1,000,000,000 as of February 29, 1996. Unicom Corporation held in excess of 99.99% of the 214,195,157 shares of outstanding Common Stock, $12.50 par value, of Commonwealth Edison Company as of that date.

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of Unicom Corporation's Current Report on Form 8-K dated January 26, 1996 are incorporated by reference into Parts I, II and IV of the Unicom Corporation Annual Report on Form 10-K and portions of its definitive Proxy Statement to be filed prior to April 29, 1996 relating to its Annual Meeting of shareholders to be held on May 22, 1996 are incorporated by reference into Part III of the Unicom Corporation Annual Report on Form 10-K.

  Portions of Commonwealth Edison Company's Current Report on Form 8-K dated January 26, 1996 are incorporated by reference into Parts I, II and IV of the Commonwealth Edison Company Annual Report on Form 10-K and portions of its definitive Information Statement to be filed prior to April 29, 1996 relating to its Annual Meeting of shareholders to be held on May 22, 1996 are incorporated by reference into Part III of the Commonwealth Edison Company Annual Report on Form 10-K.

  Unicom Corporation's Current Report on Form 8-K/A-1 dated March 14, 1996, is incorporated by reference into Parts I and II of the Unicom Corporation Annual Report on Form 10-K.

  Commonwealth Edison Company's Current Report on Form 8-K/A-1 dated March 14, 1996, is incorporated by reference into Parts I and II of the Commonwealth Edison Company Annual Report on Form 10-K.

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995

  This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1995 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Definitions...............................................................   1
ANNUAL REPORT ON FORM 10-K FOR UNICOM CORPORATION:
Part I
  Item 1. Business........................................................   2
    General...............................................................   2
    Net Electric Generating Capability....................................   3
    Construction Program..................................................   4
    Rate Proceedings......................................................   6
    Fuel Supply...........................................................   7
    Regulation............................................................   8
    Employees.............................................................  15
    Interconnections......................................................  15
    Franchises............................................................  16
    Business and Competition..............................................  16
    Executive Officers of the Registrant..................................  19
    Operating Statistics..................................................  20
  Item 2. Properties......................................................  21
  Item 3. Legal Proceedings...............................................  22
  Item 4. Submission of Matters to a Vote of Security Holders.............  22
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  23
  Item 6. Selected Financial Data.........................................  24
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of
          Operations......................................................  24
  Item 8. Financial Statements and Supplementary Data.....................  24
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  24
Part III
  Item 10. Directors and Executive Officers of the Registrant.............  25
  Item 11. Executive Compensation.........................................  25
  Item 12. Security Ownership of Certain Beneficial Owners and Manage-
   ment...................................................................  25
  Item 13. Certain Relationships and Related Transactions.................  25

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995
                         TABLE OF CONTENTS (CONCLUDED)

                                                                            PAGE
                                                                            ----
ANNUAL REPORT ON FORM 10-K FOR COMMONWEALTH EDISON COMPANY:
Part I
  Item 1. Business........................................................   26
  Item 2. Properties......................................................   27
  Item 3. Legal Proceedings...............................................   27
  Item 4. Submission of Matters to a Vote of Security Holders.............   27
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................   27
  Item 6. Selected Financial Data.........................................   28
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   28
  Item 8. Financial Statements and Supplementary Data.....................   28
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   28
Part III
  Item 10. Directors and Executive Officers of the Registrant.............   28
  Item 11. Executive Compensation.........................................   28
  Item 12. Security Ownership of Certain Beneficial Owners and Management.   28
  Item 13. Certain Relationships and Related Transactions.................   28
ANNUAL REPORTS ON FORM 10-K FOR UNICOM CORPORATION AND COMMONWEALTH EDISON
 COMPANY:
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on
   Form 8-K...............................................................   29
  Report of Independent Public Accountants on Supplemental Schedule to
   Unicom Corporation.....................................................   37
  Report of Independent Public Accountants on Supplemental Schedule to
   Commonwealth Edison Company............................................   38
  Schedule II--Valuation and Qualifying Accounts..........................   39
  Signature Page to Unicom Corporation Annual Report on Form 10-K.........   40
  Signature Page to Commonwealth Edison Company Annual Report on
   Form 10-K..............................................................   41

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          TERM                                   MEANING
 ----------------------- ------------------------------------------------------
 AFUDC                   Allowance for funds used during construction
 CERCLA                  Comprehensive Environmental Response, Compensation and
                          Liability Act of 1980, as amended
 CFC                     Chlorofluorocarbon
 Circuit Court           Circuit Court of Cook County, Illinois
 Clean Air Amendments    Clean Air Act Amendments of 1990
 ComEd                   Commonwealth Edison Company
 Congress                U.S. Congress
 Cotter                  Cotter Corporation, which is a wholly-owned subsidiary
                          of ComEd.
 DOE                     U.S. Department of Energy
 EEOC                    Equal Employment Opportunity Commission
 EMFs                    Electric and magnetic fields
 FERC                    Federal Energy Regulatory Commission
 Fuel Matters Settlement A settlement relating to the ICC fuel reconciliation proceedings involving ComEd for the period from 1985
                          through 1988 and to future challenges by the settling
                          parties to the prudence of ComEd's western coal costs
                          for the period from 1989 through 1992.
 IBEW                    International Brotherhood of Electrical Workers (AFL-
                          CIO)
 ICC                     Illinois Commerce Commission
 IDNS                    Illinois Department of Nuclear Safety
 Illinois EPA            Illinois Environmental Protection Agency
 Indiana Company         Commonwealth Edison Company of Indiana, Inc., which is
                          a wholly-owned subsidiary of ComEd.
 IPCB                    Illinois Pollution Control Board
 MAIN                    Mid-America Interconnected Network
 MGP                     Manufactured gas plant
 NOPR                    Notice of Proposed Rulemaking issued by the FERC
 NPDES                   National Pollutant Discharge Elimination System
 NPL                     National Priorities List
 NRC                     Nuclear Regulatory Commission
 PCBs                    Polychlorinated biphenyls
 PRPs                    Potentially responsible parties under CERCLA
 Rate Matters Settlement A settlement concerning the proceedings relating to
                          ComEd's 1985 and 1991 ICC rate orders (which orders
                          related to, among other things, the recovery of costs
                          associated with ComEd's four most recently completed
                          nuclear generating units), the proceedings related to
                          the reduction in the difference between ComEd's
                          summer and non-summer residential rates that was
                          effected in the summer of 1988, outstanding issues
                          related to the appropriate interest rate and rate
                          design to be applied to a refund made by ComEd during
                          1990 related to a 1988 ICC rate order, and matters
                          related to a rider to ComEd's rates that it was
                          required to file as a result of the change in the
                          federal corporate income tax rate made by the Tax
                          Reform Act of 1986.
 Rate Order              ICC rate order issued on January 9, 1995, as
                          subsequently modified
 Remand Order            ICC rate order issued in January 1993, as subsequently
                          modified
 SEC                     Securities and Exchange Commission
 Trust                   ComEd Financing I, which is a wholly-owned subsidiary
                          trust of ComEd.
 Unicom                  Unicom Corporation
 Unicom Enterprises      Unicom Enterprises Inc., which is a wholly-owned
                          subsidiary of Unicom.
 Unicom Thermal          Unicom Thermal Technologies Inc., which is a wholly-
                          owned subsidiary of Unicom Enterprises.
 Units                   ComEd's nuclear generating units known as Byron Unit 2
                          and Braidwood Units 1 and 2
 U.S. EPA                U.S. Environmental Protection Agency
 Westinghouse            Westinghouse Electric Corporation

               ANNUAL REPORT ON FORM 10-K FOR UNICOM CORPORATION

                                     PART I

ITEM 1. BUSINESS.

GENERAL

  Unicom was organized in the state of Illinois on January 28, 1994. On September 1, 1994, a corporate restructuring took place in which Unicom became the parent holding company of ComEd and Unicom Enterprises, an unregulated subsidiary engaged, through a subsidiary, in energy service activities. The purpose of the restructuring was, in part, to permit Unicom Enterprises to engage in energy service activities without the prior approval of, or being regulated by, the ICC, in part to permit timely responses to competitive activities which could adversely affect ComEd's utility business and in part to permit Unicom to take advantage of unregulated business opportunities. Unicom's principal executive offices are located at 10 South Dearborn Street, Post Office Box A-3005, Chicago, Illinois 60690-3005, and its telephone number is 312/394-7399.

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

 Utility Operations

  ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. ComEd was organized in the state of Illinois on October 17, 1913 as a result of the merger of Cosmopolitan Electric Company into the original corporation named Commonwealth Edison Company. The latter had been incorporated on September 17, 1907. ComEd's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately eight million as of December 31, 1994 and 1995. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately one-third of its ultimate consumer revenues in 1995. ComEd had approximately 3.4 million electric customers at December 31, 1995. ComEd's principal executive offices are located at 10 South Dearborn Street, Post Office Box 767, Chicago, Illinois 60690-0767, and its telephone number is 312/394-4321.

  ComEd's financial condition will continue to depend on its ability to generate revenues to cover its costs and to maintain adequate debt and preferred and preference stock coverages and common stock equity earnings. ComEd has no significant revenues other than from the sale of electricity. In December 1995, ComEd announced a cap on base electric rates at current levels. Consequently, ComEd's financial condition will be affected by, and ComEd's management is addressing, actions to maintain and increase sales, to control operating and capital expenditures, and to anticipate competitive activities. See "Rate Proceedings" and "Business and Competition" below.

  During the past several years, ComEd has instituted cost reduction plans including various workforce reductions. Such efforts included an offer of voluntary early retirement which was made to ComEd and the Indiana Company management, non-union and union employees eligible to retire or who became eligible to retire after December 31, 1993 and before April 1, 1995. Such program resulted in a charge to income of approximately $20.5 million (after reflecting income tax effects), substantially all of which was recorded during 1994. ComEd is continuing to examine methods of reducing the size of its workforce, including special severance offers. On October 30, 1995, ComEd declared an impasse in the collective bargaining agreement negotiations with its principal union and implemented virtually all of the terms of its last offered proposal prior to the impasse. Those terms include, among other things, a wage increase retroactive to April 1, 1995 and a voluntary separation offer for employees who accepted and left ComEd's employ by year-end 1995. The voluntary separation offer, combined with separation plans offered to selected groups of non-union employees, resulted in a charge to income of approximately $59 million (after reflecting income tax effects) or $0.27 per common share for the year 1995. This charge to income occurred primarily in the fourth quarter of 1995 when most of the acceptances of the offers occurred. ComEd expects to recover the costs of these plans within two years as a result of reduced personnel. On February 20, 1996, ComEd announced that it had reached agreement with Local 15 of the IBEW with respect to the terms of a new collective bargaining agreement. See "Employees" below and Notes 13, 14 and 15 of Notes to Financial Statements in Unicom's Current Report on Form 8-K dated January 26, 1996 and ComEd's Current Report on Form 8-K dated January 26, 1996 (the "January 26, 1996 Form 8-K Reports").

  ComEd has also examined, and is continuing to examine, the possibility of disposing of one or more of its fossil generating stations to a third party or parties and entering into a long-term power purchase arrangement. In connection with such examination, ComEd has solicited and received binding proposals with respect to such a transaction involving its State Line and Kincaid generating stations; and it is negotiating with possible purchasers with respect to such transactions. As presently structured, such transactions would involve a sale of the generating station assets at a price approximating their book value and a fifteen-year power purchase arrangement. Any such transactions would be subject to the negotiation of definitive agreements and regulatory approvals and are not expected to have a material impact on ComEd's consolidated financial position or results of operations.

  See "Fuel Supply," "Regulation" and "Item 3. Legal Proceedings" herein for information concerning administrative and legal proceedings and certain other matters involving ComEd, the Indiana Company and Cotter. The outcome of certain of the proceedings or matters described or referred to therein, if not favorable to ComEd and the Indiana Company, could have a material adverse effect on the future business and operating results of Unicom, ComEd and the Indiana Company.

 Unregulated Operations

  Unicom Enterprises is engaged, through its subsidiaries, in energy service activities which are not subject to utility regulation by state or federal agencies. Its principal subsidiary, Unicom Thermal, currently provides district cooling services to office and other buildings from a central location in the city of Chicago. District cooling involves, in essence, the production of chilled water at a central location(s) and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used in lieu of self-generated cooling. As a result of the Clean Air Amendments, the manufacture of CFCs has been curtailed, commencing in January 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as Unicom Thermal's district cooling. Unicom Thermal and the city of Chicago have entered into a non-exclusive franchise agreement. Unicom Thermal's first plant began service in May 1995, and sufficient contracts have been secured to utilize the full capacity of the plant. In January 1996, Unicom Thermal Technologies Boston, Inc., a subsidiary of Unicom Thermal, became a minority participant with Boston Edison Technologies Group, Inc. in a venture to provide district cooling services to office and other buildings in the city of Boston.

NET ELECTRIC GENERATING CAPABILITY

  ComEd and the Indiana Company consider their owned (non-summer) generating capability to be 22,522,000 kilowatts. After deducting summer limitations of 557,000 kilowatts, ComEd and the

Indiana Company consider their net summer generating capability to be 21,965,000 kilowatts. The net generating capability available for operation at any time may be less due to regulatory restrictions, fuel restrictions, efficiency of cooling facilities and generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities. See "Item 2. Properties."

  ComEd's highest peak load experienced to date occurred on August 14, 1995 and was 19,212,000 kilowatts; and the highest peak load experienced to date during a winter season occurred on January 18, 1994 and was 14,179,000 kilowatts. ComEd's kilowatthour sales and generation are generally higher (primarily during the summer periods but also during the winter periods) when temperature extremes create demand for either summer cooling or winter heating.

CONSTRUCTION PROGRAM

 Utility Operations

  ComEd and its electric utility subsidiary, the Indiana Company, have a construction program for the three-year period 1996-98 which consists principally of improvements to ComEd's and the Indiana Company's existing nuclear and other electric production, transmission and distribution facilities. It does not include funds (other than for planning) to add new generating capacity to ComEd's system. The program, as currently approved by ComEd, calls for electric plant and equipment expenditures of approximately $2,784 million (excluding nuclear fuel expenditures of approximately $885 million). It is estimated that such construction expenditures, with cost escalation computed at 3.5% annually, will be as follows:

                                                           1996 1997 1998 TOTAL
                                                           ---- ---- ---- ------
                                                           (MILLIONS OF DOLLARS)
   Production............................................  $451 $385 $426 $1,262
   Transmission and Distribution.........................   392  405  410  1,207
   General...............................................   110  110   95    315
                                                           ---- ---- ---- ------
    Total................................................  $953 $900 $931 $2,784
                                                           ---- ---- ---- ------
                                                           ---- ---- ---- ------

  Such construction program includes the replacement of the steam generators at ComEd's Braidwood Unit 1 and Byron Unit 1 nuclear generating units, for service prior to year-end 1999 at a total estimated cost of approximately $470 million. Approximately $355 million of this estimated cost is included in the construction expenditures shown above. See "Regulation," subcaption "Nuclear" for additional information relating to the replacement of the steam generators.

  ComEd and the Indiana Company's construction expenditures during 1995 were approximately $899 million.

  ComEd's gross investment in nuclear generating capacity (excluding nuclear fuel) is approximately $14.2 billion at December 31, 1995, and ComEd expects that investment to be approximately $14.7 billion by the end of 1998 as a result of improvements. Gross additions to and retirements from utility property, excluding nuclear fuel, of ComEd and the Indiana Company for the five years ended December 31, 1995 were $4,419 million and $458 million, respectively.

  ComEd periodically reviews its projection of probable future demand for electricity in its service territory. It currently projects an average annual growth of 2% in annual peak load and 1.75% in annual output through 1999; thereafter, due in part to implementation of national energy efficiency standards, ComEd projects long-term average annual growth of 1.75% in annual peak load and 1.5% in annual output. ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity or through equivalent purchased power or demand-side management resources, in 1998 and each year thereafter through the year 2000. The projected resource needs reflect the current planning reserve margin recommendations of MAIN, the reliability council of which ComEd is a member. ComEd's forecasts indicate that the need for additional resources during this period would exist only during the summer months. ComEd does not expect to make expenditures for additional capacity to the extent the need for capacity can be met through cost-effective demand-side management resources, non-utility generation or other power purchases. Based on current market information, ComEd believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases, could be obtained sufficient to meet forecasted requirements through the year 2000. If ComEd were to build additional capacity to meet its needs, it would need to make additional expenditures during the 1996-98 period.

  ComEd's construction program will be reviewed and modified as necessary to adapt to changing economic conditions, rate levels and other relevant factors including changing business and legal needs and requirements. ComEd cannot anticipate all such possible needs and requirements. While regulatory needs in particular are more likely, on balance, to require increases in construction expenditures than decreases, financial constraints may require compensating or greater reductions in other construction expenditures. See "Regulation" below for additional information.

  The 1996-98 construction program includes approximately $24 million for environmental control facilities, of which approximately $9 million, $6 million and $9 million is budgeted for 1996, 1997 and 1998, respectively. Expenditures on such facilities were $28 million, $24 million and $16 million during 1993, 1994 and 1995, respectively.

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $1,137 million at December 31, 1995. In addition, ComEd has substantial commitments for the purchase of coal as indicated in the following table.

  CONTRACT                                                PERIOD   COMMITMENT(1)
  --------                                               --------- -------------
Black Butte Coal Co..................................... 1996-2007    $1,011
Decker Coal Co. ........................................ 1996-2015    $  713
Big Horn Coal Co. ...................................... 1998         $   22
Other commitments....................................... 1996         $    3

--------
(1)Estimated costs in millions of dollars FOB mine. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Fuel Supply" below and Notes 1 and 21 of Notes to Financial Statements in the January 26, 1996 Form 8-K Reports.

  ComEd has forecast that internal sources will provide more than three-fourths of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities (the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt are summarized in Notes 7 and 9, respectively, of Notes to Financial Statements in the January 26, 1996 Form 8-K Reports). The forecast assumes the rate levels reflected in the Rate Order (described below) remain in effect. See "Rate Proceedings" herein for additional information.

  See Note 1 of Notes to Financial Statements and "Results of Operations," subcaption "Other Items" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the January 26, 1996 Form 8-K Reports for information concerning AFUDC.

 Unregulated Operations

  Unicom has approved capital expenditures for the years 1996-98 of approximately $100 million for Unicom Thermal, primarily representing the construction costs of its district cooling facilities in the city of Chicago. Construction of its first district cooling facility was completed in May 1995 and cost approximately $30 million. Unicom Thermal began construction on two additional cooling facilities in 1995. As of December 31, 1995, Unicom Thermal's purchase commitments, principally related to construction, were approximately $35 million. Unicom Thermal's construction expenditures during 1995 were approximately $31 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire in 1998, of which $158 million was unused as of February 29, 1996. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 10 of Notes to Financial Statements in Unicom's January 26, 1996 Form 8-K Report for additional information regarding certain covenants with respect to Unicom's and Unicom Enterprises' operations.

  The foregoing paragraphs in this "Construction Program" section include forward-looking statements with respect to the future levels of capital and operation and maintenance expenditures which are necessarily based upon assumptions regarding estimated costs and availability of materials and services as well as contingencies. Unforeseen events or conditions may require changes in the scope of work with consequent changes in the timing and level of the projected expenditures. In addition, changes in laws and regulations, or their interpretation and enforcement, can affect the scope of certain projects, the manner in which they are undertaken and the costs associated therewith. While ComEd gives consideration to such factors in developing its budgets, such consideration cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control upon project timing and cost. Consequently, actual results could differ materially from those described.

RATE PROCEEDINGS

  ComEd's revenues, net income, cash flows and plant carrying costs have been affected directly by various rate-related proceedings. During 1993, ComEd was involved in a number of proceedings concerning its rates. The uncertainties associated with such proceedings and related issues, among other things, led to the Rate Matters Settlement and the Fuel Matters Settlement in late 1993 (which are discussed below).

 Settlements Relating to Certain Rate Matters

  Under the Rate Matters Settlement, effective as of November 4, 1993, ComEd reduced its rates by approximately $339 million annually and refunded approximately $1.26 billion (including revenue taxes), plus interest at five percent on the unpaid balance, through temporarily reduced rates over a refund period which ended in November 1994 (followed by a reconciliation period of five months). ComEd had previously deferred the recognition of revenues during 1993 as a result of developments in the proceedings related to a 1991 ICC rate order, which resulted in a reduction to 1993 net income of approximately $160 million or $0.75 per common share. The recording of the effects of the Rate Matters Settlement in October 1993 reduced 1993 net income by approximately $292 million or $1.37 per common share, in addition to the approximately $160 million effect of the deferred recognition of revenues and after the partially offsetting effect of recording approximately $269 million or $1.26 per common share in deferred carrying charges, net of income taxes, authorized in the Remand Order.

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

 Other Rate Matters

  On January 9, 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provides, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates, (ii) the collection of municipal franchise costs as an adder to base rates until May 1, 1995, when ComEd began collecting such costs prospectively on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements in the January 26, 1996 Form 8-K Reports for information related to the level of decommissioning cost collections allowed in the Rate Order and subsequent rider proceedings. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of December 31, 1995, electric operating revenues of approximately $319 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court. See "Business and Competition" below for additional information regarding ComEd's announcement of certain customer initiatives in December 1995.

FUEL SUPPLY

  The kilowatthour generation of ComEd and the Indiana Company for 1995 was provided from the following fuel sources: nuclear 73%, coal 24% and natural gas 3%.

 Nuclear Fuel

  ComEd has uranium concentrate inventory, supply contracts and subsidiary resources sufficient to meet all of its uranium concentrate requirements through 1997 and portions of its uranium concentrate requirements for periods beyond 1997. ComEd's contracted conversion services are sufficient to meet all of its uranium conversion requirements through 1998. All of ComEd's enrichment requirements have been contracted for through September 1999. Commitments for fuel fabrication have been obtained for ComEd's nuclear units at least through 1999. ComEd does not anticipate that it will have any difficulty in negotiating contracts for uranium concentrates, conversion, enrichment and fuel fabrication services for its remaining requirements.

  See "Regulation," subcaption "Nuclear" herein for information concerning the disposal of radioactive waste.

 Coal

  ComEd burns low sulfur western coal at all its coal-fired stations. ComEd's present policy is to maintain a coal inventory of at least 30 days of high utilization. As of February 29, 1996, coal inventories approximated 37 days. The average cost per ton of coal consumed by ComEd and the Indiana Company for the years 1993, 1994 and 1995, including transportation charges, was $49.42, $39.50 and $41.72, respectively.

  Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices and ComEd has significant purchase commitments under its contracts. In addition, as of December 31, 1995, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $448 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, see "Construction Program," subcaption "Utility Operations" above. For additional information regarding ComEd's fuel reconciliation proceedings and coal reserves, see "Fuel Adjustment Clause" below and Notes 1, 2 and 21 of Notes to Financial Statements in the January 26, 1996 Form 8-K Reports.

 Oil and Gas

  ComEd's fast-start peaking units use middle distillate oils. Approximately half of this capacity can also be fueled with natural gas. ComEd's 2,698,000 kilowatt Collins station is fueled with natural gas and residual oil. ComEd purchases oil and gas in the spot market as needed. The conversion of three of the five units at Collins station to dual fuel capability (residual oil and natural gas) was completed during 1994 and a fourth unit is currently being converted. ComEd has a contract for the delivery and storage of natural gas from gas pipelines to Collins station which expires in 2003.

 Fuel Adjustment Clause

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

  For additional information concerning ComEd's fuel reconciliation proceedings and coal reserves, see Notes 1 and 2 of Notes to Financial Statements in the January 26, 1996 Form 8-K Reports.

REGULATION

  ComEd and the Indiana Company are subject to state and federal regulation in the conduct of their respective businesses, including the operations of Cotter. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. Particularly in the cases of nuclear operations and environmental matters, such regulation can and does affect operational and capital expenditures. ComEd is subject to regulation by the ICC as to rates and charges, issuance of securities (other than debt securities maturing within twelve months), service and facilities, classification of accounts, transactions with affiliated interests as defined in the Illinois Public Utilities Act and other matters. In addition, the ICC in certain of its rate orders has exercised jurisdiction over ComEd's environmental control program.

  ComEd is subject to the jurisdiction of the FERC with respect to the issuance of debt securities maturing within twelve months. ComEd is also subject to the jurisdiction of the FERC and the DOE under the Federal Power Act with respect to certain other matters, including the sale for resale of electric energy and the transmission of electric energy in interstate commerce, and to the jurisdiction of the DOE with respect to the disposal of spent nuclear fuel and other radioactive wastes.

  Unicom is a public utility holding company as defined by the Public Utility Holding Company Act of 1935 because of its majority ownership of common stock of ComEd, and ComEd is a public utility holding company as defined in such Act because of its ownership of the Indiana Company. However, both Unicom and ComEd are exempt from most provisions of such Act.

  The Indiana Company, an "affiliated interest" of ComEd within the meaning of the Illinois Public Utilities Act, is subject to regulation by the Indiana Utility Regulatory Commission and to the jurisdiction of the FERC, the DOE and federal and state of Indiana pollution control and other agencies.

 Nuclear

  The IDNS has jurisdiction over certain activities in Illinois relating to nuclear power and safety, and radioactive materials. Effective June 1, 1987, the IDNS replaced the NRC as the regulator and licensor of certain source, by-product and special nuclear material in quantities not sufficient to form a critical mass, including such material contained in various measuring devices used at fossil-fuel power plants. The IDNS has promulgated regulations which are substantially similar to the corresponding federal regulations. The IDNS also has authority to license a low-level radioactive waste disposal facility and to regulate alternative methods for disposing of materials which contain only trace amounts of radioactivity.

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

  The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for low-level radioactive waste and restrict use of such facilities to waste generated within the region. Between July 1, 1994 and July 1, 1995, there were no commercial operating sites in the United States for the disposal of low-level radioactive waste available to ComEd. However, the Barnwell, South Carolina low-level radioactive waste site was reopened on July 1, 1995 and is available to ComEd. ComEd has entered into an agreement with the Barnwell site operator and began shipping waste to Barnwell on August 17, 1995. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress as required by the Waste Policy Act. Neither Illinois nor Kentucky currently has an operational site, and one is currently not expected to be operational until after the year 2000. ComEd has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste. ComEd anticipates the possibility of continuing difficulties in disposing of low-level radioactive waste. Since the reopening and availability of the Barnwell site, ComEd continues to reevaluate its options.

  ComEd is subject to the jurisdiction of the NRC with respect to its nuclear generating stations. The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The NRC review and regulatory process covers, among other things, operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

  During 1991 and 1992, the NRC placed ComEd's Zion and Dresden stations, respectively, on its list of plants to be monitored closely. Although Zion station was removed from that list in February 1993, Dresden station remains on the list. In June 1995, the NRC reported that over the past year performance at Dresden was cyclical, that plant material condition needed to be improved at Dresden and that a more effective work management system was needed to deal with the corrective maintenance backlog. In January 1996, the NRC noted improvement but indicated that certain of the same concerns continue to exist. The NRC also stated that the effectiveness of the recent improvement efforts must be sustained. In January 1994, ComEd was notified by the NRC that ComEd's LaSalle County and Quad-Cities stations were placed on the list of plants with adverse performance trends. ComEd was informed that the NRC concerns about LaSalle County station included, among other matters, deficient radiation worker practices, and that concerns with Quad-Cities station included, among other matters, deficiencies in the condition of certain station equipment and the effectiveness of the operators of the units in identifying and responding to certain operational problems. In February and June 1995, the NRC concluded that LaSalle County and Quad-Cities, respectively, had arrested the adverse trends in most areas and "normal" designation has been reestablished.

  Because of the age of Zion, Dresden and Quad-Cities stations, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations. Beginning in late 1992, ComEd restructured its management of its nuclear operations division and since that time has committed additional resources to the stations' operations. In addition, generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994; however, certain intervenors have appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance.

  In accordance with a commitment to the NRC, ComEd examined its operating boiling water nuclear generating units in 1983 to determine the existence or extent of inter-granular stress corrosion in certain of the large diameter piping in those units. Inter-granular stress corrosion was discovered in the Dresden and Quad-Cities units. ComEd replaced the stainless steel piping susceptible to stress corrosion at Dresden Unit 3. ComEd believes the remedial actions taken to minimize the impact of stress corrosion cracking on BWR stainless steel reactor coolant piping have been successfully completed on Dresden Units 2 and 3, Quad-Cities Units 1 and 2 and LaSalle County Units 1 and
2. Future work on this piping will consist of routine inspections and repairs. As a result of ComEd's experience with the effects of inter-granular stress corrosion of stainless steel materials in BWRs, an inspection, repair and mitigation program of reactor vessel internals has been implemented. This effort is intended to prevent non-budgeted costs and refueling outage extensions resulting from unanticipated repairs occurring during a refueling outage. For 1996, current estimated expenditures for mitigation systems at Dresden, LaSalle County and Quad-Cities stations are $11.8 million, $6.5 million and $7.1 million, respectively. For 1997, estimated expenditures for installation of mitigation systems for LaSalle County and Quad-Cities stations are $1.6 million and $0.6 million, respectively.

  ComEd has studied the possibility of having to replace the steam generators at its Zion station. The initial studies were completed in 1991 and additional follow-up studies are continuing. Based on the most recent findings, it will not be necessary on a technical basis to replace the Zion steam generators until at least the year 2005; however, ComEd is continuing to monitor the extent of steam generator degradation and is continuing to study the timing and economics of replacement. ComEd has also studied the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1. The studies indicate that, from a technical standpoint, the steam generators should be replaced and, from an economic standpoint, the replacements should be performed at the earliest possible time. The steam generator replacements are currently planned to be completed prior to year-end 1999. The estimated replacement costs, including the costs of removal of the existing steam generators, are approximately $235 million for each unit. Approximately $355 million of expenditures is included in the current 1996-98 construction program, including an increase of approximately $65 million approved by ComEd's Board of Directors in March 1996 in order to accelerate the planned replacements. The Board also authorized an increase in certain nuclear operation and maintenance expenditures. See Unicom and ComEd's Current Report on Form 8-K/A-1 dated March 14, 1996 for additional information.

  ComEd estimates that it will expend approximately $15 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs, which are estimated to aggregate $3.7 billion in current-year (1996) dollars, are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" in the January 26, 1996 Form 8-K Reports for additional information regarding decommissioning costs.

  During the year 1995, civil penalties were imposed on ComEd by the NRC on four occasions for violations of NRC regulations in amounts aggregating $300,000. Since January 1, 1996, civil penalties were imposed on ComEd on two occasions for violations of NRC regulations in amounts aggregating $100,000. To ComEd's knowledge there are no current enforcement issues outstanding and under review by the NRC.

  The uranium mining and milling operations of Cotter are subject to regulation by the state of Colorado and the NRC.

 Environmental

  ComEd and the Indiana Company are subject to regulation regarding environmental matters by the United States and by the states of Illinois, Indiana, Iowa and, in the case of Cotter, Colorado, and by local jurisdictions where ComEd and the Indiana Company operate their facilities. The IPCB has jurisdiction over environmental control in the state of Illinois, which includes authority to regulate air, water and noise emissions and solid waste disposal, together with the Illinois EPA, which enforces regulations of the IPCB and issues permits in connection with environmental control. The U.S. EPA administers certain federal statutes relating to such matters. The IPCB has published a proposed rule under which it would have the power to regulate radioactive air pollutants under the Illinois Environmental Protection Act and the Federal Clean Air Act Amendments of 1977.

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

  In 1990, the Sierra Club filed suit in the U.S. District Court under Section 505 of the Federal Clean Water Act alleging violations of state of Illinois water quality standards with respect to thermal effluents at ComEd's Fisk, Crawford, Will County and Joliet generating stations. In 1991, the Sierra Club and ComEd reached a settlement of this suit which was also approved by the Court. Under the settlement, ComEd has agreed to perform an ecological study of the thermal effluents discharged from the generating stations. Ultimately, this study, which is scheduled to be completed in April 1996, may determine whether the installation of closed cycle cooling facilities or operational restrictions are necessary at one or more of these stations.

  The Great Lakes Critical Programs Act of 1990 requires that, following the issuance of guidance by the U.S. EPA, the states of Illinois and Indiana, among others, adopt water quality standards, policies and procedures to assure protection of the water quality of the Great Lakes. Water quality standards and procedures that the states would be required to adopt are to be based on the U.S. EPA's final guidance issued on March 13, 1995. ComEd is presently following state activities to promulgate rules implementing the final guidance, and assessing the extent to which such may impact certain ComEd facilities. Ultimately, the new rules may require that ComEd install additional pollution control equipment or restrict operations at its facilities that discharge, either directly or indirectly, into Lake Michigan.

  The Clean Air Amendments require reductions in sulfur dioxide emissions from ComEd's Kincaid station. The Clean Air Amendments also bar future utility sulfur dioxide emissions except to the extent utilities hold allowances for their emissions. Allowances which authorize their holder to emit sulfur dioxide have been issued by the U.S. EPA based largely on historical levels of sulfur dioxide emissions. These allowances are transferable and marketable. ComEd's ability to increase generation in the future to meet expected increased demand for electricity will depend in part on the ability of ComEd and the Indiana Company to acquire additional allowances or to reduce emissions below otherwise allowable levels from their existing generating plants. In addition, the Clean Air Amendments require studies to determine what controls, if any, should be imposed on utilities to control air toxic emissions, including mercury. ComEd is currently burning low sulfur coal at Kincaid station to meet Clean Air Act Phase I requirements. ComEd will determine future compliance plans for Kincaid station as necessary.

  The Clean Air Amendments also require reductions in nitrogen oxide emissions from ComEd's and the Indiana Company's fossil fuel generating units. On January 26, 1996, the U.S. EPA issued a final rule exempting existing sources inside the Chicago ozone non-attainment area from further nitrogen oxide emission reductions; however, this exemption is limited pending further study of ozone transport. The Illinois EPA is also considering nitrogen oxide emission reductions at ComEd generating stations outside the Chicago ozone non-attainment area also due to ozone transport. Under the Acid Rain program, the U.S. EPA will prepare nitrogen oxide emission regulations that would apply to all of ComEd's boilers with a compliance date of January 1, 2000. These regulations were proposed on January 19, 1996 and include limits for cyclone and tangentially fired boilers.

  CERCLA provides for immediate response and removal actions coordinated by the U.S. EPA to releases of hazardous substances into the environment and authorizes the U.S. Government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the U.S. EPA on the NPL. These responsible parties can be ordered to perform a cleanup, can be sued for costs associated with a U.S. EPA directed cleanup, may voluntarily settle with the U.S. Government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. ComEd and its subsidiaries are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA.

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1996) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million was recorded as of December 31, 1995, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1995, a reserve of $8 million was recorded representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  In 1991, the U.S. Government filed a complaint in U.S. District Court alleging that ComEd and four other defendants are PRPs for remediation costs associated with surface, soil and groundwater contamination alleged to have occurred from the disposal by other persons of hazardous wastes at a site located near ComEd's Byron station near Byron, Illinois. The U.S. Government alleges that a portion of the site is owned by ComEd. The U.S. Government is presently seeking reimbursement from the PRPs for past study and response costs associated with the site of approximately $7 million. ComEd is currently pursuing a negotiated settlement and is not actively pursuing cost recovery from other PRPs at this time.

  In 1992, the U.S. EPA notified ComEd and four other companies, including the site operator, that they were PRPs for the costs associated with the investigation and removal of contaminated soil at the Elgin Salvage and Supply site in Elgin, Illinois. In 1993, the U.S. EPA issued an order under Section 106 of CERCLA to ComEd and the other parties to investigate and remove the contamination from the site. ComEd sent substantial amounts of scrap cable and other scrap metal to the site. The site investigation and remediation was completed in March 1995 at a cost of approximately $9 million. The site operator claims to be unable to fund more than a small share of the removal costs. Consequently, the other parties have agreed to an interim allocation of the removal costs. The interim agreement allocates 55% of the removal costs to ComEd. ComEd and the other PRPs have filed a cost recovery action against the site operator and the site owners to require that they provide their share of the remediation costs. ComEd and the site owner are in litigation with several insurance companies for claims. Also, additional PRPs have responded to informational requests concerning their potential liability at the site. Their participation should reduce ComEd's percent allocation of such costs. Some of ComEd's electrical equipment containing PCBs was sent to scrap and salvage facilities and, as a result, ComEd may be liable for penalties and for the costs of cleanup of those facilities.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in this Annual Report on Form 10-K, which could have such an effect.

EMPLOYEES

  The total number of employees of Unicom and its subsidiary companies was approximately 17,045 (of which approximately 17,025 employees were employed by ComEd and the Indiana Company) at December 31, 1995. Of that amount, approximately 9,323 employees of ComEd are represented by the IBEW, Local 15, and approximately 162 employees of the Indiana Company are represented by the United Steelworkers of America, Local 12502. Collective bargaining agreements with the unions expired on March 31, 1995. On October 30, 1995, ComEd declared an impasse in the collective bargaining agreement negotiations with Local 15 of the IBEW and implemented virtually all of the terms of its last offered proposal prior to the impasse. On February 20, 1996, ComEd announced that it had reached agreement with Local 15 of the IBEW with respect to the terms of a new collective bargaining agreement. Union members are scheduled to vote on ratification of the new agreement and ComEd will be notified of the results by April 10, 1996. Subject to ratification by the union membership, the new agreement provides, among other things, for a term expiring on September 30, 1997, a retroactive wage increase to April 1, 1995 (substantially all of which had been accrued on ComEd's books as of December 31, 1995), a further wage increase of approximately 2.7% effective on April 1, 1996 and a 1.5% wage increase effective on April 1, 1997. In addition, the agreement provides that union employees are eligible to receive 1995 and 1996 incentive payments dependent upon the achievement of certain corporate and individual goals and reflects the previously implemented voluntary separation offer that was made for employees who accepted and left ComEd's employ by year-end 1995. For the term of the agreement, a revision to the provision relative to contracting work was negotiated which will give ComEd the flexibility needed to maintain operations following the employee reduction resulting from the voluntary separation offer, as well as to smooth out the peaks and valleys in the labor requirements of the business. This flexibility will provide a stable work environment for ComEd's employees. For additional information regarding the effects of the previously implemented voluntary separation offer, see "General," subcaption "Utility Operations" above.

  The supplemental agreements covering life insurance, savings and investment plan, healthcare coverage for medical, dental and vision are effective through September 30, 1997. In March 1995, the supplemental agreement covering pension benefits was ratified with an expiration date of September 30, 1999.

INTERCONNECTIONS

  ComEd has interconnections for the transmission of electricity with Central Illinois Light Company, Central Illinois Public Service Company, Illinois Power Company, Indiana Michigan Power Company (a subsidiary of American Electric Power Company), Interstate Power Company, MidAmerican Energy Company, Northern Indiana Public Service Company, Wisconsin Electric Power Company and Wisconsin Power and Light Company for the purpose of exchanging energy and for other forms of mutual assistance.

  ComEd and 13 other Midwest power systems are regular members of MAIN (which also includes ten associate members and three affiliate members). The members have entered into an agreement to work together to ensure the reliability of electric power production and transmission throughout the area they serve.

FRANCHISES

  ComEd's franchises are in general deemed adequate to permit it to engage in the business it now conducts.

  In the city of Chicago, ComEd operates under a nonexclusive electric franchise ordinance effective January 1, 1992, and continuing in force until December 31, 2020. ComEd derives approximately one-third of its ultimate consumer revenues from the city of Chicago.

  The electric business outside of the city of Chicago is conducted in municipalities under nonexclusive franchises and, where required, under certificates of convenience and necessity granted by the ICC. The following tabulation summarizes as of December 31, 1995 the expiration dates of the electric franchises held in 395 of the 396 municipalities outside of the city of Chicago capable of granting franchises and in which ComEd currently provides electric service.

                                                                      ESTIMATED
                                                         NUMBER OF    AGGREGATE
FRANCHISE EXPIRATION PERIODS                           MUNICIPALITIES POPULATION
----------------------------                           -------------- ----------
1996-2006.............................................        4         108,000
2007-2017.............................................       11          97,000
2018-2028.............................................        3           4,000
2029-2039.............................................        1           *
2040 and subsequent years.............................      373       4,013,000
No stated time limit..................................        3          61,000

--------
*Less than 1,000 people.

BUSINESS AND COMPETITION

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

  The market place in which electric utilities like ComEd operate has become more competitive as a result of technological and regulatory changes, and competition is expected to intensify. Self-generation can be economical for certain customers, depending on how and when they use electricity and other customer-specific considerations. A number of competitors are currently seeking to identify and do business with those customers. In addition, suppliers of other forms of energy are increasingly competing to supply energy needs which historically were supplied primarily or exclusively by electricity. Also, a number of electric utilities (including utilities bordering ComEd's service area) have announced plans to combine, or have combined, to achieve certain size and operating efficiencies in response to expected changes in the market place. Finally, both the state and federal regulatory framework under which ComEd and other electric utilities have operated are under review. In recent years, there has been increasing debate at the state and federal levels regarding the structure and regulation of the electric utility industry. In particular, these discussions have focused on whether certain aspects of the industry, such as generation, could be more efficiently provided under a more competitive scheme.

  A central feature of the current debate over deregulation and changed regulation in the electric utility industry is the extent to which electric utilities will be permitted to recover so-called "stranded" or "strandable" costs incurred to fulfill their duty to serve all of the electricity needs within their service territories. These costs would be stranded to the extent that market-based rates would be insufficient to allow for full recovery of the investments.

  ComEd cannot estimate its strandable investment with any degree of accuracy at this time because of the number of variables involved. ComEd, however, is taking steps, such as aggressive cost-cutting measures and additional depreciation, to minimize its potential exposure. The regulatory and legislative initiatives that ComEd has proposed, described below, contemplate a full recovery of ComEd's costs to meet its duty to serve.

  The Energy Policy Act of 1992 has had a significant effect on companies engaged in the generation, transmission, distribution, purchase and sale of electricity. This Act, among other things, expands the authority of the FERC to order electric utilities to transmit or "wheel" wholesale power for others, and facilitates the creation of non-utility electric generating companies. In March 1995, the FERC issued a NOPR seeking comments on proposals intended to encourage a more competitive wholesale electric power market. The NOPR addresses both open access transmission and stranded cost issues. ComEd is unable to predict the structure and effect of any rule that the FERC may ultimately adopt based upon the NOPR.

  ComEd is facing increased competition from several non-utility businesses which seek to provide energy services to users of electricity, especially larger customers such as industrial, commercial and wholesale customers. Such suppliers include independent power producers and unregulated energy services companies. In this regard, natural gas utilities operating in ComEd's service area have established subsidiary ventures to provide heating, ventilating and air conditioning services, attempting to attract ComEd's customers. Also, several utilities in the United States have established unregulated energy services subsidiaries which pursue business opportunities outside of the utilities' regular service areas. In addition, cogeneration and energy services companies have begun soliciting ComEd's customers to provide alternatives to using ComEd's electricity. ComEd has pursued a number of strategies to retain its customers. In October 1993, ComEd obtained authority to negotiate special discount contract rates with new or existing industrial customers for up to a total of 400 megawatts of added load, where the customers would not have chosen service from ComEd for the increased load in the absence of discount rates. In June 1994, ComEd obtained authority, subsequently overturned by the courts, to negotiate special discount contract rates with up to 25 of its largest customers, where such contracts would be necessary to retain the customers' existing load on ComEd's system. In the wake of the Illinois Appellate Court decision holding that the confidential nature of such contracts violated applicable state law, ComEd sought and obtained ICC approval for the eleven contracts that had been negotiated. The Illinois Supreme Court recently denied ComEd's petition for leave to appeal the Appellate Court's decision. ComEd continues to use ICC-approved special contracts, where necessary, to prevent uneconomic by-pass of its system.

  Legislation has been passed in Illinois to review the need for changes in the regulatory framework under which Illinois electric utilities operate. The Joint Committee on Electric Utility Regulatory Reform was created pursuant to House/Senate Joint Resolution 21 to develop any legislative reform proposals it finds necessary. A final legislative proposal is to be delivered by November 8, 1996. ComEd is participating as a member of the Technical Assistance Group. A bill allowing utilities to submit plans for experimental alternative regulation, such as price caps or incentive regulation, has been signed by the Governor of Illinois. On December 11, 1995, ComEd announced a series of customer initiatives as part of its larger ongoing effort to address the need to give all customer classes the opportunity to benefit from increased competition in the electric utility business, while retaining the benefits (such as reliability) of current regulation and ensuring utilities' cost recovery for commitments made under the obligation to serve customers. The initiatives include

(i) a five-year cap on base electric rates at current levels, (ii) certain energy monitoring and management programs designed to monitor and control energy usage, particularly during certain peak periods, (iii) single statement, or unified, billing for certain multi-site customers, (iv) certain incentives for manufacturing customers looking to expand operations or to locate in northern Illinois and (v) market pricing options for up to ten percent of certain large industrial customers' existing electric energy requirements and all of their incremental requirements. ComEd anticipates the initiatives will be fully implemented in 1997 and will reduce its revenues by approximately $42 million annually (including the effects of previously implemented initiatives and before income tax effects) primarily through changes in energy utilization and increase its costs by at least $30 million annually (before income tax effects) through the increase of depreciation charges on its nuclear generating units. In March 1996, ComEd filed a request for ICC approval of the additional depreciation initiative. ComEd also continues to consider the possibility of additional depreciation options. Management expects the financial impact of these initiatives will be substantially offset by ComEd's cost reduction efforts and expected growth in its business.

  Under ComEd's initiatives, the five-year base rate cap at current levels became effective in December 1995 and will extend until January 1, 2001. The rate cap does not affect ComEd's fuel cost or nuclear decommissioning cost recovery provisions. ComEd's fuel cost variances will continue to be collected through its fuel adjustment clause, and such collections will continue to be subject to annual reconciliation proceedings before the ICC. Nuclear decommissioning cost variances will continue to be collected under a rider that was approved in the Rate Order, and such rider is intended to allow annual adjustments in decommissioning cost recoveries from ratepayers as changes in cost estimates occur. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements in the January 26, 1996 Form 8-K Reports for additional information regarding the decommissioning costs rider.

  On December 13, 1995, ComEd announced a proposal to amend certain provisions of the Illinois Public Utilities Act. The proposal would, among other things, allow Illinois utilities to launch five-year experimental "direct access" programs, whereby certain customers would have the opportunity to obtain some of their electric energy requirements from their chosen supplier. If the proposal is adopted as legislation, such "direct access" programs could begin as early as 1998; and under the legislation, ComEd announced it would offer such a program for new or expanded load of three megawatts or greater in its northern Illinois service territory. Under ComEd's proposal, if such "direct access" proves workable, and if the ICC finds it to be in the public interest, the ICC could order it as an option for all electricity consumers in Illinois starting in 2003. Other Illinois utilities have also initiated both legislative and regulatory proposals. Both Illinois Power Company and Central Illinois Light Company have filed proposed retail wheeling experiments with the ICC. These experiments were approved on March 13, 1996. As structured, they are limited in scope, size and duration. See "Regulation" and "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements in the January 26, 1996 Form 8-K Reports.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                  EFFECTIVE DATE OF ELECTION
     NAME              AGE       POSITION            TO PRESENT POSITION
   --------            --- ---------------------  --------------------------
   James J. O'Connor   59  Chairman and Chief
                            Executive Officer          January 28, 1994
   Leo F. Mullin       53  Vice Chairman               December 1, 1995
   Samuel K. Skinner   57  President                   January 28, 1994
   Donald A. Petkus    54  Senior Vice President       July 11, 1995
   John C. Bukovski    53  Vice President              January 28, 1994
   John T. Costello    47  Vice President              January 24, 1996
   Roger F. Kovack     47  Comptroller                 January 28, 1994
   Dennis F. O'Brien   50  Treasurer                   January 28, 1994
   David A. Scholz     54  Secretary                   January 28, 1994


  The present term of office of each of the above executive officers extends to the first meeting of Unicom's Board of Directors after the next annual election of Directors scheduled to be held on May 22, 1996.

  Except for Mr. Mullin and Mr. Skinner, each of the above executive officers has been employed by ComEd for more than five years and, except for Mr. Mullin, Mr. Petkus and Mr. Costello, by Unicom since January 28, 1994, in executive or management positions. The business experience of the officers and the prior positions they have held with ComEd or other companies since January 1, 1991 until their election to the offices indicated above are described below. Mr. Mullin served as President and Chief Operating Officer of First Chicago Corporation from November 1993 to July 1995, as Chairman, President and Chief Executive Officer of American National Bank and Trust Company of Chicago from April 1991 to November 1993, and as Executive Vice President of First Chicago Corporation prior to April 1991. Mr. Skinner was General Chairman of the Republican National Committee from August 1992 to January 1993, Chief of Staff to the President of the United States from December 1991 to August 1992, and Secretary of the United States Department of Transportation prior to December 1991. Mr. Petkus was (and continues to be) a Senior Vice President of ComEd since June 1992, and previously served as Vice President of ComEd. Mr. Petkus was also elected President of Unicom Thermal effective July 17, 1995. Mr. Costello was ComEd's Manager of Corporate Relations from July 1995 to January 24, 1996, and prior to that was its Manager of Public Affairs. The following Unicom officers have held and continue to hold the following positions at ComEd for at least five years: Mr. O'Connor is Chairman and Chief Executive Officer; Mr. Bukovski is Vice President; Mr. Kovack is Comptroller; Mr. O'Brien is Treasurer; and Mr. Scholz is Secretary.

  There are no family relationships among the executive officers, directors and nominees for director of Unicom.

OPERATING STATISTICS

                                                  YEAR ENDED DECEMBER 31
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
Operating Revenues (thousands of dol-
 lars)(1):
 Residential...............................  $2,621,038  $2,273,763  $2,341,155
 Small commercial and industrial...........   2,073,998   1,917,084   1,962,662
 Large commercial and industrial...........   1,425,784   1,381,251   1,437,680
 Public authorities........................     487,142     452,512     474,034
 Electric railroads........................      26,894      26,179      27,593
 Provisions for revenue refunds--ultimate
  consumers................................         --      (15,909) (1,281,788)
 Sales for resale (net of provisions for
  revenue refunds).........................     207,256     187,147     237,573
 Other revenues............................      67,933      55,494      61,531
                                             ----------  ----------  ----------
    Total..................................  $6,910,045  $6,277,521  $5,260,440
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Sales (millions of kilowatthours):
 Residential...............................      23,303      21,376      20,818
 Small commercial and industrial...........      25,313      24,320      23,463
 Large commercial and industrial...........      23,777      23,450      22,917
 Public authorities........................       7,158       6,885       6,741
 Electric railroads........................         390         397         405
 Sales for resale..........................      11,412       8,743      13,417
                                             ----------  ----------  ----------
    Total..................................      91,353      85,171      87,761
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Sources of Electric Energy (millions of
 kilowatthours):
 Generation--
  Nuclear..................................      70,261      63,795      70,403
  Fossil...................................      26,231      26,361      23,839
  Fast-start peaking units.................         116          87          24
                                             ----------  ----------  ----------
    Net generation.........................      96,608      90,243      94,266
 Purchased power...........................       2,475       2,071         644
 Company use and losses....................      (7,730)     (7,143)     (7,149)
                                             ----------  ----------  ----------
    Total..................................      91,353      85,171      87,761
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Cost of Fuel Consumed (per million Btu):
 Nuclear...................................       $0.52       $0.53       $0.52
 Coal......................................       $2.43       $2.31       $2.89
 Oil.......................................       $3.06       $2.89       $3.03
 Natural gas...............................       $1.85       $2.27       $2.70
 Average all fuels.........................       $1.05       $1.08       $1.15
Peak Load (kilowatts)......................  19,212,000  17,928,000  17,771,000
Number of Customers (at end of year):
 Residential...............................   3,079,381   3,047,354   3,009,508
 Small commercial and industrial...........     288,848     286,793     283,764
 Large commercial and industrial...........       1,539       1,528       1,503
 Public authorities........................      12,039      12,059      12,023
 Electric railroads and resale.............          26          20          19
                                             ----------  ----------  ----------
    Total..................................   3,381,833   3,347,754   3,306,817
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Average Annual Revenue Per Residential Cus-
 tomer (excluding light bulb service)......     $852.18     $748.10     $779.54
Average Use Per Residential Customer
 (kilowatthours)...........................       7,598       7,056       6,954
Average Revenue Per Kilowatthour(2):
 Residential (excluding light bulb serv-
  ice).....................................      11.22c      10.60c      11.21c
 Small commercial and industrial...........       8.19c       7.88c       8.36c
 Large commercial and industrial...........       6.00c       5.89c       6.27c

--------
(1) See "Rate Proceedings" above.
(2) Average revenue per kilowatthour after reflecting provisions for revenue refunds and after reflecting revenue refunds and related interest credited to customers in 1994 and 1993, respectively, were as follows:

                                          1994                             1993
                            -------------------------------- --------------------------------
                                  AFTER DEDUCTIONS FOR             AFTER DEDUCTIONS FOR
                            -------------------------------- --------------------------------
                            PROVISIONS FOR      REVENUE      PROVISIONS FOR      REVENUE
                            REVENUE REFUNDS REFUNDS CREDITED REVENUE REFUNDS REFUNDS CREDITED
                            --------------- ---------------- --------------- ----------------
      Residential               10.57c           8.22c            8.61c           10.78c
      Small commercial and
       industrial                7.86c           6.43c            6.80c            8.16c
      Large commercial and
       industrial                5.88c           4.76c            5.07c            6.10c

ITEM 2. PROPERTIES.

  ComEd's electric properties are located in Illinois and the Indiana Company's electric facilities are located in Indiana. In management's opinion, ComEd and the Indiana Company's operating properties are adequately maintained and are substantially in good operating condition. The electric generating, transmission, distribution and general facilities of ComEd and the Indiana Company represent approximately 68%, 9%, 20% and 3%, respectively, of their gross investment in electric plant and equipment in service.

  The electric generating stations, substations and a portion of the transmission rights of way of ComEd and the Indiana Company are owned in fee.
A significant portion of the electric transmission and distribution facilities is located over or under highways, streets, other public places or property owned by others, for which permits, grants, easements or licenses (deemed satisfactory by ComEd, but without examination of underlying land titles) have been obtained. The principal plants and properties of ComEd are subject to the lien of ComEd's Mortgage dated July 1, 1923, as amended and supplemented, under which ComEd's first mortgage bonds are issued.

  The net generating capability of ComEd and the Indiana Company is derived from the following electric generating facilities:

                                                                  NET GENERATING
                                                                    CAPABILITY
      STATION                                  LOCATION            (KILOWATTS)
      -------                              ----------------       --------------
      Nuclear--
       Zion                                Zion                      2,080,000
       Dresden                             Near Morris               1,588,000
       Quad-Cities                         Near Cordova              1,183,000(1)
       LaSalle County                      Near Seneca               2,156,000
       Byron                               Near Byron                2,240,000
       Braidwood                           Near Braidwood            2,240,000
      Fossil--
       Collins                             Near Morris               2,698,000
       Powerton                            Near Pekin                1,400,000
       Joliet 6                            Near Joliet                 302,000
       Joliet 7 & 8                        Near Joliet               1,025,000
       Kincaid                             Near Taylorville          1,108,000
       Will County                         Near Lockport             1,092,000
       Waukegan                            Waukegan                    725,000
       Crawford                            Chicago                     542,000
       State Line                          Hammond, Indiana            490,000
       Fisk                                Chicago                     321,000
      Fast-Start Peaking Units(2)          Various                   1,332,000
                                                                    ----------
      Net non-summer generating capability                          22,522,000
      Deduct--Summer limitations                                       557,000
                                                                    ----------
      Net summer generating capability                              21,965,000
                                                                    ----------
                                                                    ----------

--------
(1) Excludes the 25% undivided interest of MidAmerican Energy Company (formerly Iowa-Illinois Gas and Electric Company) in the Quad-Cities station.
(2) Generating units normally designed for use only during the maximum load period of a designated time interval. Such units are capable of starting and coming on-line quickly.

  Major electric transmission lines owned and in service are as follows:

      VOLTAGE                                                            CIRCUIT
      (VOLTS)                                                             MILES
      -------                                                            -------
      765,000...........................................................     90
      345,000...........................................................  2,513
      138,000...........................................................  2,709

  ComEd's electric distribution system includes 37,790 pole line miles of overhead lines and 31,750 cable miles of underground lines. A total of approximately 1,318,020 poles are included in ComEd's distribution system, of which about 589,530 poles are owned jointly with telephone companies.

ITEM 3. LEGAL PROCEEDINGS.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. In February 1994, a federal jury returned nominal dollar verdicts on eight bellwether plaintiffs' claims in these cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions are the subject of a settlement agreement entered into by counsel for the plaintiffs and Cotter. If the settlement agreement is implemented, the 1989 actions will be dismissed. Although the remaining cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

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

  Shareholder derivative lawsuits were filed in 1992 and 1993 in the Circuit Court against current and former directors of ComEd alleging that they breached their fiduciary duty and duty of care to ComEd in connection with the management of the activities associated with the construction of ComEd's four most recently completed nuclear generating units. The lawsuits sought restitution to ComEd by the defendants for unquantified and undefined losses and costs alleged to have been incurred by ComEd. Both lawsuits were dismissed by the Circuit Court and that dismissal was affirmed by the Illinois Appellate Court. The Illinois Supreme Court declined to review that decision.

  A number of complaints have been filed by former employees with the EEOC, and several lawsuits have been filed by former employees in the U.S. District Court, alleging that the employees' terminations (which occurred as part of ComEd's management workforce reductions that were implemented in 1992) involved discrimination on the basis of age, race, sex, national origin and/or disabilities, in violation of applicable law. The complainants in these various cases are seeking, among other things, awards of back pay and lost benefits, reinstatement, pecuniary damages, and costs and attorneys' fees. Most of these claims were resolved by settlement in 1995. ComEd does not view the remaining cases as having a material impact on its financial position or results of operations.

  In July 1995, the Chicago area experienced several consecutive days of unusually high temperatures coupled with high humidity. Between July 12 and 14, 1995, ComEd experienced record demand for electricity. On July 14, 1995, a fire in a substation caused a power outage to approximately 40,000 customers. Other equipment failures in the same general area caused certain of these customers to be without power for up to 48 hours. In the wake of these power outages, three class action lawsuits were filed against ComEd seeking recovery of damages for property losses allegedly suffered. One suit seeks at least $10 million in damages; the others seek unspecified damages. One individual suit was also filed seeking damages less than $100,000 for property losses.

  See "Item 1. Business," subcaptions "Rate Proceedings," "Fuel Supply--Fuel Adjustment Clause" and "Regulation" above for information concerning other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                 STANDARD DUFF &
                                                         MOODY'S & POOR'S PHELPS
                                                         ------- -------- ------
   First mortgage and secured pollution control bonds..   Baa2     BBB     BBB
   Publicly-held debentures and unsecured pollution
    control obligations................................   Baa3     BBB-    BBB-
   Convertible preferred stock.........................   baa3     BBB-    BBB-
   Preference stock....................................   baa3     BBB-    BBB-
   ComEd-obligated mandatorily redeemable preferred se-
    curities of the Trust..............................   baa3     BBB-    BBB-
   Commercial paper....................................   P-2      A-2     D-2

  As of March 1996, Standard & Poor's rating outlook on ComEd remained stable. As of October 1995, Moody's rating outlook on ComEd also remained stable. In August 1995, Duff & Phelps upgraded its rating of ComEd's preferred and preference stock from BB+ to BBB- and reaffirmed that its rating outlook on ComEd remained stable.

  The above ratings reflect only the views of such rating agencies and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if in the judgment of the rating agency circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.

  The following is a brief summary of the meanings of the above ratings and the relative rank of the above ratings within each rating agency's classification system.

  Moody's top four long-term debt ratings (Aaa, Aa, A and Baa) are generally considered "investment grade." Obligations rated Baa are considered as medium grade obligations, neither highly protected nor poorly secured. Such obligations lack outstanding investment characteristics and in fact have speculative characteristics. (A numerical modifier in Moody's system shows relative standing within the principal rating category, with 1 indicating the high end of that category, 2 the mid-range and 3 the low end.) Standard & Poor's top four bond ratings (AAA, AA, A and BBB) are generally considered to describe obligations in which investment characteristics predominate. Obligations rated BBB are regarded as having an adequate capacity to pay interest and repay principal. Such obligations normally exhibit adequate protection parameters, but adverse economic conditions or changing circumstances are more likely to lead to weakened capacity to pay. (A plus or minus sign in Standard & Poor's system shows relative standing within the major rating categories.)

  Both Moody's and Standard & Poor's preferred stock ratings represent relative security of dividends. Moody's top four preferred stock ratings (aaa, aa, a and baa) are generally considered "investment grade." Moody's baa rating describes a medium grade preferred stock, neither highly protected nor poorly secured. Standard & Poor's top four preferred stock ratings (AAA, AA, A and BBB) are generally considered "investment grade." Standard & Poor's BBB rating applies to medium grade preferred stock which is below A ("sound") and above BB ("lower grade").

  Duff & Phelps' credit rating scale has 17 alphabetical categories, of which ratings AAA through BBB (with AAA being the highest rating) represent investment grade securities. Ratings of BBB+,

BBB and BBB- represent the lowest category of "investment grade" rating. This category describes securities with below average protection factors but which are considered sufficient for institutional investment. Considerable variability in risk occurs during economic cycles. Ratings of BB+, BB and BB-describe below investment grade securities which are deemed likely to meet obligations when due. Present or prospective financial protection factors of these securities fluctuate according to industry conditions or company fortunes.

  Moody's P-2 rating of commercial paper is the second highest of three possible ratings; P-2 describes a strong capacity for repayment of short-term promissory obligations. Standard & Poor's rates commercial paper in four basic categories with A-2 being the second highest category. Duff & Phelps rates commercial paper in three basic categories, with D-2 indicating the middle category.

  Further explanations of the significance of ratings may be obtained from the rating agencies.

  Additional information required by Item 5 is incorporated herein by reference to the "Price Range and Cash Dividends Paid Per Share of Common Stock" on page 3 of Unicom's January 26, 1996 Form 8-K Report.

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15, and the audited consolidated financial statements and notes thereto on pages 16 through 44 of Unicom's January 26, 1996 Form 8-K Report and to Unicom's Form 8-K/A-1 Current Report dated March 14, 1996. Reference is also made to "Item 1. Business," subcaptions "Construction Program," "Regulation" and "Business and Competition" for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 relating to directors and nominees for election as directors at Unicom's Annual Meeting of shareholders to be held on May 22, 1996 is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's definitive Proxy Statement (1996 Proxy Statement) to be filed with the SEC prior to April 29, 1996 pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth in Part I of Unicom's Annual Report on Form 10-K under "Item 1. Business," subcaption "Executive Officers of the Registrant" and under the heading "Security Ownership of Certain Beneficial Owners and Management" of Unicom's 1996 Proxy Statement, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by Item 11 is incorporated herein by reference to the information labelled "Compensation of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the heading "Corporate Governance and Compensation Committee Report on Executive Compensation") of Unicom's 1996 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's 1996 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

           ANNUAL REPORT ON FORM 10-K FOR COMMONWEALTH EDISON COMPANY

                                     PART I

ITEM 1. BUSINESS.

  See Unicom's "Item 1. Business" (other than the paragraphs under the headings "General--Unregulated Operations," "Construction Program--Unregulated Operations" and "Executive Officers of the Registrant"), which is incorporated herein by this reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                    EFFECTIVE DATE OF ELECTION
          NAME         AGE         POSITION            TO PRESENT POSITION
   ------------------  --- ------------------------ --------------------------
   James J. O'Connor   59  Chairman and
                            Chief Executive Officer     March 1, 1980
   Leo F. Mullin       53  Vice Chairman                December 1, 1995
   Samuel K. Skinner   57  President                    February 1, 1993
   Thomas J. Maiman    57  Senior Vice President        June 10, 1992
   Robert J. Manning   53  Senior Vice President        June 10, 1992
   Donald A. Petkus    54  Senior Vice President        June 10, 1992
   Cordell Reed        58  Senior Vice President        June 5, 1987
   Michael J. Wallace  48  Senior Vice President        December 9, 1993
   John C. Bukovski    53  Vice President               February 1, 1989
   John T. Costello    47  Vice President               January 24, 1996
   Louis O. DelGeorge  48  Vice President               April 22, 1992
   William H. Downey   51  Vice President               June 10, 1992
   William H. Dunbar,  55                               May 10, 1994
    Jr.                    Vice President
   J. Stanley Graves   59  Vice President               June 5, 1987
   Harold W. Keiser    52  Vice President               December 18, 1995
   Emerson W. Lacey    54  Vice President               November 17, 1992
   Paul D. McCoy       45  Vice President               June 10, 1992
   Robert A. Paul      52  Vice President               January 24, 1994
   J. Stephen Perry    57  Vice President               April 28, 1994
   James A. Small      52  Vice President               July 6, 1993
   Pamela B. Strobel   43  Vice President and
                            General Counsel             June 1, 1993
   Roger F. Kovack     47  Comptroller                  February 1, 1989
   Dennis F. O'Brien   50  Treasurer                    February 1, 1989
   David A. Scholz     54  Secretary                    February 1, 1989

  The present term of office of each of the above executive officers extends to the first meeting of ComEd's Board of Directors after the next annual election of Directors scheduled to be held on May 22, 1996.

  Each of the above executive officers (except for Messrs. Mullin, Skinner, Keiser, Paul, Perry and Small and Ms. Strobel) has been employed by ComEd for more than five years in executive or management positions. Messrs. Mullin, Skinner, Keiser, Paul, Perry and Small and Ms. Strobel have been employed by ComEd for less than five years. Their business experience from January 1, 1991 until their election to the offices indicated is as follows: Mr. Mullin served as President and Chief Operating Officer of First Chicago Corporation from November 1993 to July 1995, as Chairman, President and Chief Executive Officer of American National Bank and Trust Company of Chicago from April 1991 to November 1993, and prior to that as Executive Vice President of First Chicago Corporation; Mr. Skinner was General Chairman of the Republican National Committee from August 1992 to January 1993, Chief of Staff to the President of the United States from December 1991 to August 1992, and Secretary of the United States Department of Transportation prior to December 1991; Mr. Keiser was employed at Entergy Operations, Inc., as Executive Vice President and Chief Operating Officer from 1993 to 1995 and, prior to that, as Senior Vice President of Pennsylvania Power & Light Company; Mr. Paul was employed by Digital Equipment Corporation in the following capacities: from 1992 to January 1994 as Corporate Purchasing Manager and, prior to that, as Corporate Technology and Business Acquisition Manager; Mr. Perry was employed at Illinois Power Company in the following capacities: from 1992 to April 1994 as Senior Vice President and, prior to that, as Vice President of Nuclear Operations; Mr. Small was General Manager of Fuel Services at Georgia Power Company; Ms. Strobel was a partner in the law firm of Sidley & Austin. Prior to election to the positions shown above, the following officers held other positions at ComEd: Messrs. Maiman, Manning, Petkus and Wallace were Vice Presidents; Mr. Costello was Manager of Public Affairs prior to July 1995 and Manager of Corporate Relations thereafter; Mr. DelGeorge was Assistant Vice President; Mr. Downey was Manager of Marketing and Customer Services; Mr. Dunbar was Division Vice President--Chicago North prior to December 1992 and Manager of Quality thereafter; Mr. Lacey was Fossil Engineering and Construction Manager; and Mr. McCoy was Operating Manager prior to September 1991 and Manager of Transmission and Distribution Operations thereafter.

  There are no family relationships among the executive officers, directors and nominees for director of ComEd.

ITEM 2. PROPERTIES.

  See Unicom's "Item 2. Properties," which is incorporated herein by this reference.

ITEM 3. LEGAL PROCEEDINGS.

  See Unicom's "Item 3. Legal Proceedings," which is incorporated herein by this reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE BY SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  See Unicom's "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" (other than the last paragraph thereof), which is incorporated herein by reference.

  Additional information required by Item 5 is incorporated herein by reference to the "Price Range and Cash Dividends Paid Per Share of Common Stock" on page 3 of ComEd's January 26, 1996 Form 8-K Report.

ITEM 6. SELECTED FINANCIAL DATA.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 14, and the audited consolidated financial statements and notes thereto on pages 15 through 41 of ComEd's January 26, 1996 Form 8-K Report and to ComEd's Form 8-K/A-1 Current Report dated March 14, 1996. Reference is also made to "Item 1. Business," subcaptions "Construction Program," "Regulation" and "Business and Competition" for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 relating to directors and nominees for election as directors at ComEd's Annual Meeting of shareholders to be held on May 22, 1996 is incorporated herein by reference to information under the heading "Security Ownership of Certain Beneficial Owners and Management" in ComEd's definitive Information Statement (1996 Information Statement) to be filed with the SEC prior to April 29, 1996 pursuant to Regulation 14C under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth in Part I of ComEd's Annual Report on Form 10-K under "Item 1. Business," subcaption "Executive Officers of the Registrant" and under the heading "Security Ownership of Certain Beneficial Owners and Management" in ComEd's 1996 Information Statement, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by Item 11 is incorporated herein by reference to the paragraph labelled "Compensation of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the heading "Corporate Governance and Compensation Committee Report on Executive Compensation") of ComEd's 1996 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" of ComEd's 1996 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

   ANNUAL REPORTS ON FORM 10-K FOR UNICOM CORPORATION AND COMMONWEALTH EDISON
                                    COMPANY

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A)FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS:

                                                                     PAGE OF
                                                                   JANUARY 26,
                                                                   1996 FORM 8-
                                                                     K REPORT
                                                                   ------------
                                                                   UNICOM COMED
                                                                   ------ -----
    The following financial statements are incorporated into the
       Unicom Annual Report on Form 10-K by reference to the indi-
       cated page or pages of Unicom's January 26, 1996 Form 8-K
       Report, and into the ComEd Annual Report on Form 10-K by
       reference to the indicated page or pages of ComEd's January
       26, 1996 Form 8-K Report:
      Report of Independent Public Accountants....................   16    15
      Statements of Consolidated Income for the years 1995, 1994
       and 1993...................................................   17    16
      Consolidated Balance Sheets--December 31, 1995 and 1994..... 18-19  17-18
      Statements of Consolidated Capitalization--December 31, 1995
       and 1994...................................................   20    19
      Statements of Consolidated Retained Earnings for the years
       1995, 1994 and 1993........................................   21    20
      Statements of Consolidated Premium on Common Stock and Other
       Paid-In Capital for the years 1995, 1994 and 1993 .........   NA    20
      Statements of Consolidated Cash Flows for the years 1995,
       1994 and 1993..............................................   22    21
      Notes to Financial Statements............................... 23-44  22-41

                                                                       ANNUAL
                                                                     REPORT ON
                                                           PAGE OF   FORM 10-K
                                                             THIS   ------------
                                                           DOCUMENT UNICOM COMED
                                                           -------- ------ -----
    The following supplemental schedules are included in
     the indicated Annual Report on Form 10-K:
      Report of Independent Public Accountants on
       Supplemental Schedule..............................    37      x
      Report of Independent Public Accountants on
       Supplemental Schedule..............................    38             x
      Schedule II--Valuation and Qualifying Accounts for
                 each of the three years in the period
                 ended
                 December 31, 1995........................    39      x      x

      The following schedules are omitted as not applicable or not required under rules of Regulation S-X: I, III, IV and V.

    The individual financial statements and schedules of ComEd's nonconsolidated wholly-owned subsidiaries have been omitted from Unicom's and ComEd's Annual Report on Form 10-K because the investments are not material in relation to ComEd's financial position or results of operations. As of December 31, 1995, the assets of the nonconsolidated subsidiaries in the aggregate approximated 1% of ComEd's consolidated assets and for the year 1995 annual revenues of the nonconsolidated subsidiaries in the aggregate were less than 1% of ComEd's consolidated annual revenues.

    The following exhibits are filed with the indicated Annual Report on Form 10-K or incorporated therein by reference. Documents indicated by an asterisk (*) are incorporated by reference to the File No. indicated. Documents indicated by a plus sign (+) identify management contracts or compensatory plans or arrangements.

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(3)-1    Articles of Incorporation of Unicom effective
                January 28,
                1994. (File No. 1-11375, Form 10-K for the year
                ended
                December 31, 1994, Exhibit (3)-1).                  x
     *(3)-2    Restated Articles of Incorporation of ComEd ef-
                fective February 20, 1985, including Statements
                of Resolution Establishing Series, relating to
                the establishment of three new series of ComEd
                preference stock known as the "$9.00 Cumulative
                Preference Stock," the "$6.875 Cumulative Pref-
                erence Stock" and the "$2.425 Cumulative Prefer-
                ence Stock." (File No. 1-1839, Form 10-K for the
                year ended December 31, 1994, Exhibit (3)-2).              x
      (3)-3    By-Laws of Unicom Corporation, effective January
                28, 1994 as amended through December 13, 1995.      x
      (3)-4    By-Laws of Commonwealth Edison Company, effective
                September 2, 1988 as amended through December
                13, 1995.                                                  x
     *(4)-1    Mortgage of ComEd to Illinois Merchants Trust
                Company, Trustee (Continental Illinois National
                Bank and Trust Company of Chicago, successor
                Trustee), dated July 1, 1923, Supplemental In-
                denture thereto dated August 1, 1944, and amend-
                ments and supplements thereto dated, respective-
                ly, August 1, 1946, April 1, 1953, April 1,
                1966, November 1, 1966, December 1, 1966, March
                31, 1967, April 1, 1967, February 1, 1968, July
                1, 1968, October 1, 1968, February 28, 1969, May
                29, 1970, January 1, 1971, June 1, 1971, May 31,
                1972, June 1, 1973, June 15, 1973, October 15,
                1973, May 31, 1974, July 1, 1974, June 13, 1975,
                May 28, 1976, January 15, 1977, June 1, 1977 and
                June 3, 1977 (File No. 2-60201, Form S-7, Ex-
                hibit 2-1).                                                x
     *(4)-2    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, December 1, 1977, May
                17, 1978, August 31, 1978, June 18, 1979, June
                20, 1980, April 16, 1981, April 30, 1982, April
                15, 1983, April 13, 1984, March 1, 1985 and
                April 15, 1985 (File No. 2-99665, Form S-3, Ex-
                hibit (4)-3).                                              x
     *(4)-3    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 15, 1986 and May
                1, 1986 (File No. 33-6879, Form S-3, Exhibit
                (4)-9).                                                    x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(4)-4    Supplemental Indenture to Mortgage dated July 1,
                1923 dated January 12, 1987 (File No. 33-13193,
                Form S-3, Exhibit (4)-6).                                  x
     *(4)-5    Supplemental Indenture to Mortgage dated July 1,
                1923 dated June 30, 1989 (File No. 33-32929,
                Form S-3, Exhibit (4)-11).                                 x
     *(4)-6    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, February 15, 1990 and
                June 15, 1990 (File No. 33-38232, Form S-3, Ex-
                hibits (4)-11 and (4)-12).                                 x
     *(4)-7    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 1, 1991, October
                1, 1991 and October 15, 1991 (File No. 33-44018,
                Form S-3, Exhibits (4)-12, (4)-13 and (4)-14).             x
     *(4)-8    Supplemental Indenture to Mortgage dated July 1,
                1923 dated February 1, 1992 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (4)-18).                                           x
     *(4)-9    Supplemental Indenture to Mortgage dated July 1,
                1923 dated May 15, 1992 (File No. 33-48542, Form
                S-3, Exhibit (4)-14).                                      x
     *(4)-10   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, July 15, 1992, Septem-
                ber 15, 1992 and October 1, 1992 (File No. 33-
                53766, Form S-3, Exhibits (4)-13, (4)-14 and
                (4)-15).                                                   x
     *(4)-11   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, February 1, 1993 and
                March 1, 1993 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1992, Exhibits (4)-
                14 and (4)-15).                                            x
     *(4)-12   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 1, 1993 and
                April 15, 1993 (File No. 33-64028, Form S-3, Ex-
                hibits (4)-12 and (4)-13).                                 x
     *(4)-13   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 15, 1993 and July
                1, 1993 (File No. 1-1839, Form 8-K dated May 21,
                1993, Exhibits (4)-1 and (4)-2).                           x
     *(4)-14   Supplemental Indenture to Mortgage dated July 1,
                1923 dated July 15, 1993 (File No. 1-1839, Form
                10-Q for the quarter ended June 30, 1993, Ex-
                hibit (4)-1).                                              x
     *(4)-15   Supplemental Indenture to Mortgage dated July 1,
                1923 dated January 15, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1993,
                Exhibit (4)-15).                                           x
     *(4)-16   Supplemental Indenture to Mortgage dated July 1,
                1923 dated December 1, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1994,
                Exhibit (4)-16).                                           x
     *(4)-17   Indentures of ComEd to The First National Bank of
                Chicago, Trustee (Harris Trust and Savings Bank,
                successor Trustee), dated April 1, 1949, October
                1, 1949, October 1, 1950, October 1, 1954, Janu-
                ary 1, 1958, January 1, 1959 and December 1,
                1961 (File No. 1-1839, Form 10-K for the year
                ended December 31, 1982, Exhibit (4)-20).                  x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(4)-18   Indenture of ComEd dated February 15, 1973 to The
                First National Bank of Chicago, Trustee (LaSalle
                National Bank, successor Trustee), and Supple-
                mental Indenture thereto dated July 13, 1973
                (File No. 2-66100, Form S-16, Exhibit (b)-2).              x
     *(4)-19   Indenture dated as of September 1, 1987 between
                ComEd and Citibank, N.A., Trustee relating to
                Notes (File No. 33-20619, Form S-3, Exhibit (4)-
                13).                                                       x
     *(4)-20   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated September 15, 1987 (File No.
                33-20619, Form S-3, Exhibit (4)-14).                       x
     *(4)-21   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated May 18, 1988 (File No. 33-
                23036, Form S-3, Exhibit (4)-14).                          x
     *(4)-22   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated July 14, 1989 (File No. 33-
                32929, Form S-3, Exhibit (4)-16).                          x
     *(4)-23   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated April 1, 1991 (File No. 33-
                44018, Form S-3, Exhibit (4)-21).                          x
     *(4)-24   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated April 15, 1992 (File No. 33-
                48542, Form S-3, Exhibit
                (4)-22).                                                   x
     *(4)-25   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated July 15, 1992 (File No. 33-
                53766, Form S-3, Exhibit (4)-24).                          x
     *(4)-26   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated October 15, 1993 (File No. 1-
                1839, Form 10-Q for the quarter ended September
                30, 1993, Exhibit (4)-1).                                  x
     *(4)-27   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated April 1, 1994 (File No. 1-
                1839, Form 10-Q for the quarter ended March 31,
                1994, Exhibit (4)-1).                                      x
      (4)-28   Instrument of Resignation, Appointment and Ac-
                ceptance dated January 31, 1996, under the pro-
                visions of the Mortgage dated July 1, 1923, and
                Indentures Supplemental thereto.                           x
      (4)-29   Instrument dated as of January 31, 1996, for
                trustee under the Mortgage dated July 1, 1923
                and Indentures Supplemental thereto.                       x
     *(4)-30   Credit Agreement dated as of October 1, 1991,
                among Commonwealth Edison Company, as borrower,
                the Banks named therein and the other Lenders
                from time to time parties thereto, and Citibank,
                N.A. (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (4)-27).                  x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(4)-31   Credit Agreement dated as of October 1, 1991,
                among Commonwealth Edison Company, as borrower,
                the Banks named therein and the other Lenders
                from time to time parties thereto, and Citibank,
                N.A. (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (4)-28).                  x
     *(4)-32   Letter Agreement dated as of October 4, 1993,
                among Commonwealth Edison Company and certain of
                the Banks party to the Credit Agreement dated as
                of October 1, 1991 (File No. 1-1839, Form 10-K
                for the year ended December 31, 1993, Exhibit
                (4)-28).                                                    x
     *(4)-33   Term Loan Agreement dated as of January 7, 1992,
                between Commonwealth Edison Company, as borrow-
                er, and The First National Bank of Chicago, in-
                dividually and as agent (File No. 1-1839, Form
                10-K for the year ended December 31, 1992, Ex-
                hibit (4)-28).                                              x
     *(4)-34   First Amendment to Term Loan Agreement dated as
                of January 9, 1995, by and among Commonwealth
                Edison Company, The First National Bank of Chi-
                cago, individually and as agent, and the banks
                party thereto (File No. 1-1839, Form 10-K for
                the year ended December 31, 1994, Exhibit (4)-
                32).                                                        x
     *(4)-35   Term Loan Agreement dated as of January 15, 1992,
                between Commonwealth Edison Company, as borrow-
                er, and Westpac Banking Corporation, Chicago
                Branch, individually and as agent (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1992, Exhibit (4)-29).                                      x
     *(4)-36   Term Loan Agreement dated as of January 16, 1992,
                between Commonwealth Edison Company, as borrow-
                er, and The Bank of New York, individually and
                as agent (File No. 1-1839, Form 10-K for the
                year ended December 31, 1992, Exhibit (4)-29).              x
     *(4)-37   Credit Agreement dated as of November 22, 1994,
                among Unicom Enterprises Inc., the Banks Named
                Therein and Citibank, N.A. (File No. 1-11375,
                Form 10-K for the year ended December 31, 1994,
                Exhibit (4)-35).                                     x
     *(4)-38   Guaranty dated November 22, 1994, by Unicom Cor-
                poration in favor of the Lenders and LC Banks
                parties to the aforementioned Credit Agreement
                with Unicom Enterprises Inc. (File No. 1-11375,
                Form 10-K for the year ended December 31, 1994,
                Exhibit (4)-36).                                     x
     *(4)-39   Guaranty dated November 22, 1994, by Unicom Cor-
                poration in favor of Citibank, N.A. (File No. 1-
                11375, Form 10-K for the year ended December 31,
                1994, Exhibit (4)-37).                               x
     *(10)-1   Nuclear Fuel Lease Agreement dated as of November
                23, 1993, between CommEd Fuel Company, Inc., as
                Lessor, and Commonwealth Edison Company, as Les-
                see (File No. 1-1839, Form 10-K for the year
                ended December 31, 1993, Exhibit (10)-1).                   x

      EXHIBIT
      NUMBER                 DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------   -------------------------------------------------   ------ -----
     +*(10)-2   Unicom Corporation Long-Term Incentive Plan (File
                 No. 1-1839, ComEd Proxy Statement dated March
                 26, 1993, Exhibit A).                                x
     +*(10)-3   Amendment to Unicom Corporation Long-Term Incen-
                 tive Plan, effective September 1, 1994 (File No.
                 33-56991, Form S-8, Exhibit (4)-4).                  x
     +*(10)-4   1994 Long-Term Performance Unit Award for Execu-
                 tive and Group Level Employes Payable in 1996
                 under the 1993 Long-Term Incentive Plan (File
                 No. 1-1839, Form 10-K/A-1 for the year ended De-
                 cember 31, 1993, Exhibit (10)-4).                    x      x
     +*(10)-5   1994 Long-Term Performance Unit Award for Execu-
                 tive and Group Level Employes Payable in 1997
                 under the 1993 Long-Term Incentive Plan (File
                 No. 1-1839, Form 10-K/A-1 for the year ended De-
                 cember 31, 1993, Exhibit (10)-5).                    x      x
     + (10)-6   1995 Long-Term Performance Unit Award for Execu-
                 tive and Group Level Employees Payable in 1998
                 under the Unicom Corporation Long-Term Incentive
                 Plan, as amended.                                    x      x
     +*(10)-7   1995 Variable Compensation Award for Management
                 Employees under the Unicom Corporation Long-Term
                 Incentive Plan (File Nos. 1-11375 and 1-1839,
                 Form 10-K for the year ended December 31, 1994,
                 Exhibit (10)-7).                                     x      x
     +*(10)-8   1995 Award to Mr. O'Connor and Mr. Skinner under
                 the Unicom Corporation Long-Term Incentive Plan
                 (File Nos. 1-11375 and 1-1839, Form 10-K for the
                 year ended December 31, 1994, Exhibit (10)-8).       x      x
     + (10)-9   1996 Long-Term Performance Unit Award for Execu-
                 tive and Group Level Employees Payable in 1999
                 under the Unicom Corporation Long-Term Incentive
                 Plan.                                                x      x
     + (10)-10  1996 Variable Compensation Award for Management
                 Employees under the Unicom Corporation Long-Term
                 Incentive Plan.                                      x      x
     + (10)-11  1996 Award to Mr. O'Connor, Mr. Mullin and Mr.
                 Skinner under the Unicom Corporation Long-Term
                 Incentive Plan.                                      x      x
     + (10)-12  Unicom Corporation Deferred Compensation Unit
                 Plan, as amended.                                    x      x
     +*(10)-13  Deferred Compensation Plan (included in Article
                 Five of Exhibit (3)-2 above).                               x
     +*(10)-14  Management Incentive Compensation Plan, effective
                 January 1, 1989 (File No. 1-1839, Form 10-K for
                 the year ended December 31, 1988, Exhibit (10)-
                 4).                                                         x
     +*(10)-15  Amendments to Management Incentive Compensation
                 Plan, dated December 14, 1989 and March 21, 1990
                 (File No. 1-1839, Form 10-K for the year ended
                 December 31, 1989, Exhibit (10)-5).                         x


      EXHIBIT
      NUMBER                  DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------    -------------------------------------------------   ------ -----
     +*(10)-16   Amendment to Management Incentive Compensation
                  Plan, dated March 21, 1991 (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1991,
                  Exhibit (10)-6).                                            x
     + (10)-17   Retirement Plan for Directors, effective Septem-
                  ber 1, 1994, as amended through May 24, 1995.        x
     + (10)-18   Retirement Plan for Directors, effective January
                  1, 1987, as amended through May 24, 1995.                   x
     + (10)-19   Unicom Corporation Outside Director Stock Award
                  Plan as amended.                                     x
     +*(10)-20   Executive Group Life Insurance Plan (File No. 1-
                  1839, Form 10-K for the year ended December 31,
                  1980, Exhibit (10)-3).                                      x
     +*(10)-21   Amendment to the Executive Group Life Insurance
                  Plan (File No. 1-1839, Form 10-K for the year
                  ended December 31, 1981, Exhibit (10)-4).                   x
     +*(10)-22   Amendment to the Executive Group Life Insurance
                  Plan dated December 12, 1986 (File No. 1-1839,
                  Form 10-K for the year ended December 31, 1986,
                  Exhibit (10)-6).                                            x
     +*(10)-23   Amendment of Executive Group Life Insurance Plan
                  to implement program of "split dollar life in-
                  surance" dated December 13, 1990 (File No. 1-
                  1839, Form 10-K for the year ended December 31,
                  1990, Exhibit (10)-10).                                     x
     +*(10)-24   Commonwealth Edison Company Supplemental Manage-
                  ment Retirement Plan (File No. 1-1839, Form 10-K
                  for the year ended December 31, 1985, Exhibit
                  (10)-6).                                                    x
     +*(10)-25   Amendment of Executive Group Life Insurance Plan
                  to stabilize the death benefit applicable to
                  participants dated July 22, 1992 (File No. 1-
                  1839, Form 10-K for the year ended December 31,
                  1992, Exhibit (10)-13).                                     x
     +*(10)-26   Letter Agreement dated December 16, 1992 between
                  Commonwealth Edison Company and Samuel K. Skinner
                  (File No. 1-1839, Form 10-K for the year ended
                  December 31, 1992, Exhibit (10)-14).                        x
     + (10)-27   Amendment dated May 31, 1995 to Letter Agreement
                  dated December 16, 1992 between Commonwealth Ed-
                  ison Company and Samuel K. Skinner.                         x
     + (10)-28   Letter Agreement dated November 14, 1995 between
                  Commonwealth Edison Company and Leo F. Mullin.              x
     +*(10)-29   Commonwealth Edison Company Excess Benefit Sav-
                  ings Plan (File No. 1-1839, Form 10-Q for the
                  quarter ended June 30, 1994, Exhibit (10)-2).               x
     + (10)-30   Amendment No. 1 to Commonwealth Edison Company
                  Excess Benefit Savings Plan dated May 24, 1995.             x
     + (10)-31   Unicom Corporation Stock Bonus Deferral Plan.         x      x


      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     (12)      Statement re computation of ratios of earnings to
                fixed charges and ratios of earnings to fixed
                charges and preferred and preference stock divi-
                dend requirements for ComEd.                               x
     (21)-1    Subsidiaries of Unicom Corporation.                  x
     (21)-2    Subsidiaries of Commonwealth Edison Company.                x
     (23)-1    Consent of experts for Unicom Corporation.           x
     (23)-2    Consent of experts for Commonwealth Edison Compa-
                ny.                                                        x
     (24)-1    Powers of attorney of Directors whose names are
                signed to the Unicom Corporation Annual Report
                on Form 10-K pursuant to such powers.               x
     (24)-2    Powers of attorney of Directors whose names are
                signed to the Commonwealth Edison Company Annual
                Report on Form 10-K pursuant to such powers.               x
     (99)-1    Unicom Corporation's Current Report on Form 8-K
                dated January 26, 1996.                             x
     (99)-2    Commonwealth Edison Company's Current Report on
                Form 8-K dated January 26, 1996.                           x

    Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Unicom and ComEd hereby agree to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt of ComEd not filed as an exhibit herein. No such instrument authorizes securities in excess of 10% of the total assets of ComEd.

  (B) REPORTS ON FORM 8-K:

    A Current Report on Form 8-K dated December 11, 1995 was filed by Unicom and ComEd to describe ComEd's announcement of a series of customer initiatives.

    A Current Report on Form 8-K dated December 13, 1995 was filed by Unicom and ComEd to describe ComEd's announcement of a proposal to amend certain provisions of the Illinois Public Utilities Act.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

To Unicom Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Unicom Corporation and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated January 26, 1996.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on page 29, Item 14.(a), is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP
Chicago, Illinois
January 26, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                            ON SUPPLEMENTAL SCHEDULE

To Commonwealth Edison Company:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Edison Company and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated January 26, 1996.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed on page 29, Item 14.(a), is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP
Chicago, Illinois
January 26, 1996

                                                                     SCHEDULE II


                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          COLUMN A            COLUMN B      COLUMN C        COLUMN D     COLUMN E
----------------------------  --------- ------------------ ----------    --------
                                            ADDITIONS
                                        ------------------
                               BALANCE  CHARGED
                                 AT     TO COSTS  CHARGED                BALANCE
                              BEGINNING   AND     TO OTHER                AT END
         DESCRIPTION           OF YEAR  EXPENSES  ACCOUNTS DEDUCTIONS    OF YEAR
----------------------------  --------- --------  -------- ----------    --------
FOR THE YEAR ENDED DECEMBER
          31, 1993
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $12,976  $(2,066)   $  --    $    --      $10,910
                               =======  =======    ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $24,522  $ 6,020    $  --    $ (1,020)(b) $29,522
                               =======  =======    ======   ========     =======
 Accumulated provision for
  injuries and damages......   $64,512  $13,963    $7,795   $(29,536)(c) $56,734
                               =======  =======    ======   ========     =======
FOR THE YEAR ENDED DECEMBER
          31, 1994
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $10,910  $  (190)   $  --    $    --      $10,720
                               =======  =======    ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $29,522  $ 5,039    $  --    $ (2,039)(b) $32,522
                               =======  =======    ======   ========     =======
 Accumulated provision for
  injuries and damages......   $56,734  $20,270    $7,802   $(29,494)(c) $55,312
                               =======  =======    ======   ========     =======
FOR THE YEAR ENDED DECEMBER
          31, 1995
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $10,720  $ 1,108    $  --    $    --      $11,828
                               =======  =======    ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $32,522  $ 2,271    $  --    $ (2,271)(b) $32,522
                               =======  =======    ======   ========     =======
 Accumulated provision for
  injuries and damages......   $55,312  $21,135    $4,671   $(23,142)(c) $57,976
                               =======  =======    ======   ========     =======

Notes:
(a) Bad debt losses, net of recoveries, and provisions for uncollectible accounts were charged to operating expense and amounted to $28,867,000, $25,287,000 and $26,278,000 in 1993, 1994 and 1995, respectively.

(b) Expenditures for site investigation and cleanup costs.

(c) Payments of claims and related costs.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO AND STATE OF ILLINOIS ON THE 28TH DAY OF MARCH 1996.
                                     UNICOM CORPORATION

                                     By       James J. O'Connor
                                       -----------------------------
                                         James J. O'Connor, Chairman
                                         and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 28TH DAY OF MARCH 1996.
         SIGNATURE                      TITLE
----------------------------    ---------------------

     James J. O'Connor          Chairman and Chief
----------------------------    Executive  Officer and
     James J. O'Connor          Director  (principal
                                executive officer)
      John C. Bukovski
----------------------------    Vice President (principal
      John C. Bukovski          financial officer)

       Roger F. Kovack          Comptroller  (principal
----------------------------    accounting officer)
      Roger F. Kovack
   Jean Allard                  Director
   Edward A. Brennan*           Director
   James W. Compton*            Director
   Sue L. Gin*                  Director
   Donald P. Jacobs             Director
   Edgar D. Jannotta*           Director
   George E. Johnson*           Director
   Edward A. Mason*             Director
   Leo F. Mullin*               Vice Chairman and Director
   Frank A. Olson               Director
   Samuel K. Skinner*           President and Director
         David A. Scholz
*By
   ----------------------------
  David A. Scholz, Attorney-in-
               fact

       [Signature page to Unicom Corporation Annual Report on Form 10-K]

                                                              UNICOM CORPORATION
                                                     COMMONWEALTH EDISON COMPANY
                                                              FILE NO.'S 1-11375
                                                                      AND 1-1839

                                 EXHIBIT INDEX

  The following exhibits are filed with the indicated Annual Report on Form 10-K or incorporated therein by reference. Documents indicated by an asterisk (*) are incorporated by reference to the File No. indicated. Documents indicated by a plus sign (+) identify management contracts or compensatory plans or arrangements.

  EXHIBIT
  NUMBER                  DESCRIPTION OF DOCUMENT                  UNICOM COMED
  -------  -----------------------------------------------------   ------ -----
 *(3)-1    Articles of Incorporation of Unicom effective January
            28,
            1994. (File No. 1-11375, Form 10-K for the year
            ended
            December 31, 1994, Exhibit (3)-1).                      x
 *(3)-2    Restated Articles of Incorporation of ComEd effective
            February 20, 1985, including Statements of Resolu-
            tion Establishing Series, relating to the establish-
            ment of three new series of ComEd preference stock
            known as the "$9.00 Cumulative Preference Stock,"
            the "$6.875 Cumulative Preference Stock" and the
            "$2.425 Cumulative Preference Stock." (File No. 1-
            1839, Form 10-K for the year ended December 31,
            1994, Exhibit (3)-2).                                          x
  (3)-3    By-Laws of Unicom Corporation, effective January 28,
            1994 as amended through December 13, 1995.              x
  (3)-4    By-Laws of Commonwealth Edison Company, effective
            September 2, 1988 as amended through December 13,
            1995.                                                          x
 *(4)-1    Mortgage of ComEd to Illinois Merchants Trust Compa-
            ny, Trustee (Continental Illinois National Bank and
            Trust Company of Chicago, successor Trustee), dated
            July 1, 1923, Supplemental Indenture thereto dated
            August 1, 1944, and amendments and supplements
            thereto dated, respectively, August 1, 1946, April
            1, 1953, April 1, 1966, November 1, 1966, December
            1, 1966, March 31, 1967, April 1, 1967, February 1,
            1968, July 1, 1968, October 1, 1968, February 28,
            1969, May 29, 1970, January 1, 1971, June 1, 1971,
            May 31, 1972, June 1, 1973, June 15, 1973, October
            15, 1973, May 31, 1974, July 1, 1974, June 13, 1975,
            May 28, 1976, January 15, 1977, June 1, 1977 and
            June 3, 1977 (File No. 2-60201, Form S-7, Exhibit 2-
            1).                                                            x
 *(4)-2    Supplemental Indentures to Mortgage dated July 1,
            1923 dated, respectively, December 1, 1977, May 17,
            1978, August 31, 1978, June 18, 1979, June 20, 1980,
            April 16, 1981, April 30, 1982, April 15, 1983,
            April 13, 1984, March 1, 1985 and April 15, 1985
            (File No. 2-99665, Form S-3, Exhibit (4)-3).                   x
 *(4)-3    Supplemental Indentures to Mortgage dated July 1,
            1923 dated, respectively, April 15, 1986 and May 1,
            1986 (File No. 33-6879, Form S-3, Exhibit (4)-9).              x
 *(4)-4    Supplemental Indenture to Mortgage dated July 1, 1923
            dated January 12, 1987 (File No. 33-13193, Form S-3,
            Exhibit (4)-6).                                                x

  EXHIBIT
  NUMBER                  DESCRIPTION OF DOCUMENT                  UNICOM COMED
  -------  -----------------------------------------------------   ------ -----
 *(4)-5    Supplemental Indenture to Mortgage dated July 1, 1923
            dated June 30, 1989 (File No. 33-32929, Form S-3,
            Exhibit (4)-11).                                               x
 *(4)-6    Supplemental Indentures to Mortgage dated July 1,
            1923 dated, respectively, February 15, 1990 and June
            15, 1990 (File No. 33-38232, Form S-3, Exhibits (4)-
            11 and (4)-12).                                                x
 *(4)-7    Supplemental Indentures to Mortgage dated July 1,
            1923 dated, respectively, June 1, 1991, October 1,
            1991 and October 15, 1991 (File No. 33-44018, Form
            S-3, Exhibits (4)-12, (4)-13 and (4)-14).                      x
 *(4)-8    Supplemental Indenture to Mortgage dated July 1, 1923
            dated February 1, 1992 (File No. 1-1839, Form 10-K
            for the year ended December 31, 1991, Exhibit (4)-
            18).                                                           x
 *(4)-9    Supplemental Indenture to Mortgage dated July 1, 1923
            dated May 15, 1992 (File No. 33-48542, Form S-3, Ex-
            hibit (4)-14).                                                 x
 *(4)-10   Supplemental Indentures to Mortgage dated July 1,
            1923 dated, respectively, July 15, 1992, September
            15, 1992 and October 1, 1992 (File No. 33-53766,
            Form S-3, Exhibits (4)-13, (4)-14 and (4)-15).                 x
 *(4)-11   Supplemental Indentures to Mortgage dated July 1,
            1923 dated, respectively, February 1, 1993 and March
            1, 1993 (File No. 1-1839, Form 10-K for the year
            ended December 31, 1992, Exhibits (4)-14 and (4)-
            15).                                                           x
 *(4)-12   Supplemental Indentures to Mortgage dated July 1,
            1923 dated, respectively, April 1, 1993 and April
            15, 1993 (File No. 33-64028, Form S-3, Exhibits (4)-
            12 and (4)-13).                                                x
 *(4)-13   Supplemental Indentures to Mortgage dated July 1,
            1923 dated, respectively, June 15, 1993 and July 1,
            1993 (File No. 1-1839, Form 8-K dated May 21, 1993,
            Exhibits (4)-1 and (4)-2).                                     x
 *(4)-14   Supplemental Indenture to Mortgage dated July 1, 1923
            dated July 15, 1993 (File No. 1-1839, Form 10-Q for
            the quarter ended June 30, 1993, Exhibit (4)-1).               x
 *(4)-15   Supplemental Indenture to Mortgage dated July 1, 1923
            dated January 15, 1994 (File No. 1-1839, Form 10-K
            for the year ended December 31, 1993, Exhibit (4)-
            15).                                                           x
 *(4)-16   Supplemental Indenture to Mortgage dated July 1, 1923
            dated December 1, 1994 (File No. 1-1839, Form 10-K
            for the year ended December 31, 1994, Exhibit (4)-
            16).                                                           x
 *(4)-17   Indentures of ComEd to The First National Bank of
            Chicago, Trustee (Harris Trust and Savings Bank,
            successor Trustee), dated April 1, 1949, October 1,
            1949, October 1, 1950, October 1, 1954, January 1,
            1958, January 1, 1959 and December 1, 1961 (File No.
            1-1839, Form 10-K for the year ended December 31,
            1982, Exhibit (4)-20).                                         x
 *(4)-18   Indenture of ComEd dated February 15, 1973 to The
            First National Bank of Chicago, Trustee (LaSalle Na-
            tional Bank, successor Trustee), and Supplemental
            Indenture thereto dated July 13, 1973 (File No. 2-
            66100, Form S-16, Exhibit (b)-2).                              x

  EXHIBIT
  NUMBER                  DESCRIPTION OF DOCUMENT                  UNICOM COMED
  -------  -----------------------------------------------------   ------ -----
 *(4)-19   Indenture dated as of September 1, 1987 between ComEd
            and Citibank, N.A., Trustee relating to Notes (File
            No. 33-20619, Form S-3, Exhibit (4)-13).                       x
 *(4)-20   Supplemental Indenture to Indenture dated September
            1, 1987 dated September 15, 1987 (File No. 33-20619,
            Form S-3, Exhibit (4)-14).                                     x
 *(4)-21   Supplemental Indenture to Indenture dated September
            1, 1987 dated May 18, 1988 (File No. 33-23036, Form
            S-3, Exhibit (4)-14).                                          x
 *(4)-22   Supplemental Indenture to Indenture dated September
            1, 1987 dated July 14, 1989 (File No. 33-32929, Form
            S-3, Exhibit (4)-16).                                          x
 *(4)-23   Supplemental Indenture to Indenture dated September
            1, 1987 dated April 1, 1991 (File No. 33-44018, Form
            S-3, Exhibit (4)-21).                                          x
 *(4)-24   Supplemental Indenture to Indenture dated September
            1, 1987 dated April 15, 1992 (File No. 33-48542,
            Form S-3, Exhibit
            (4)-22).                                                       x
 *(4)-25   Supplemental Indenture to Indenture dated September
            1, 1987 dated July 15, 1992 (File No. 33-53766, Form
            S-3, Exhibit (4)-24).                                          x
 *(4)-26   Supplemental Indenture to Indenture dated September
            1, 1987 dated October 15, 1993 (File No. 1-1839,
            Form 10-Q for the quarter ended September 30, 1993,
            Exhibit (4)-1).                                                x
 *(4)-27   Supplemental Indenture to Indenture dated September
            1, 1987 dated April 1, 1994 (File No. 1-1839, Form
            10-Q for the quarter ended March 31, 1994, Exhibit
            (4)-1).                                                        x
  (4)-28   Instrument of Resignation, Appointment and Acceptance
            dated January 31, 1996, under the provisions of the
            Mortgage dated July 1, 1923, and Indentures Supple-
            mental thereto.                                                x
  (4)-29   Instrument dated as of January 31, 1996, for trustee
            under the Mortgage dated July 1, 1923 and Indentures
            Supplemental thereto.                                          x
 *(4)-30   Credit Agreement dated as of October 1, 1991, among
            Commonwealth Edison Company, as borrower, the Banks
            named therein and the other Lenders from time to
            time parties thereto, and Citibank, N.A. (File No.
            1-1839, Form 10-K for the year ended December 31,
            1991, Exhibit (4)-27).                                         x
 *(4)-31   Credit Agreement dated as of October 1, 1991, among
            Commonwealth Edison Company, as borrower, the Banks
            named therein and the other Lenders from time to
            time parties thereto, and Citibank, N.A. (File No.
            1-1839, Form 10-K for the year ended December 31,
            1991, Exhibit (4)-28).                                         x
 *(4)-32   Letter Agreement dated as of October 4, 1993, among
            Commonwealth Edison Company and certain of the Banks
            party to the Credit Agreement dated as of October 1,
            1991 (File No. 1-1839, Form 10-K for the year ended
            December 31, 1993, Exhibit (4)-28).                             x

  EXHIBIT
  NUMBER                   DESCRIPTION OF DOCUMENT                  UNICOM COMED
  -------   -----------------------------------------------------   ------ -----
 *(4)-33    Term Loan Agreement dated as of January 7, 1992, be-
             tween Commonwealth Edison Company, as borrower, and
             The First National Bank of Chicago, individually and
             as agent (File No. 1-1839, Form 10-K for the year
             ended December 31, 1992, Exhibit (4)-28).                       x
 *(4)-34    First Amendment to Term Loan Agreement dated as of
             January 9, 1995, by and among Commonwealth Edison
             Company, The First National Bank of Chicago, indi-
             vidually and as agent, and the banks party thereto
             (File No. 1-1839, Form 10-K for the year ended De-
             cember 31, 1994, Exhibit (4)-32).                               x
 *(4)-35    Term Loan Agreement dated as of January 15, 1992, be-
             tween Commonwealth Edison Company, as borrower, and
             Westpac Banking Corporation, Chicago Branch, indi-
             vidually and as agent (File No. 1-1839, Form 10-K
             for the year ended December 31, 1992, Exhibit (4)-
             29).                                                            x
 *(4)-36    Term Loan Agreement dated as of January 16, 1992, be-
             tween Commonwealth Edison Company, as borrower, and
             The Bank of New York, individually and as agent
             (File No. 1-1839, Form 10-K for the year ended De-
             cember 31, 1992, Exhibit (4)-29).                               x
 *(4)-37    Credit Agreement dated as of November 22, 1994, among
             Unicom Enterprises Inc., the Banks Named Therein and
             Citibank, N.A. (File No. 1-11375, Form 10-K for the
             year ended December 31, 1994, Exhibit (4)-35).           x
 *(4)-38    Guaranty dated November 22, 1994, by Unicom Corpora-
             tion in favor of the Lenders and LC Banks parties to
             the aforementioned Credit Agreement with Unicom En-
             terprises Inc. (File No. 1-11375, Form 10-K for the
             year ended December 31, 1994, Exhibit (4)-36).           x
 *(4)-39    Guaranty dated November 22, 1994, by Unicom Corpora-
             tion in favor of Citibank, N.A. (File No. 1-11375,
             Form 10-K for the year ended December 31, 1994, Ex-
             hibit (4)-37).                                           x
 *(10)-1    Nuclear Fuel Lease Agreement dated as of November 23,
             1993, between CommEd Fuel Company, Inc., as Lessor,
             and Commonwealth Edison Company, as Lessee (File No.
             1-1839, Form 10-K for the year ended December 31,
             1993, Exhibit (10)-1).                                          x
 +*(10)-2   Unicom Corporation Long-Term Incentive Plan (File No.
             1-1839, ComEd Proxy Statement dated March 26, 1993,
             Exhibit A).                                              x
 +*(10)-3   Amendment to Unicom Corporation Long-Term Incentive
             Plan, effective September 1, 1994 (File No. 33-
             56991, Form S-8, Exhibit (4)-4).                         x
 +*(10)-4   1994 Long-Term Performance Unit Award for Executive
             and Group Level Employes Payable in 1996 under the
             1993 Long-Term Incentive Plan (File No. 1-1839, Form
             10-K/A-1 for the year ended December 31, 1993, Ex-
             hibit (10)-4).                                           x      x
 +*(10)-5   1994 Long-Term Performance Unit Award for Executive
             and Group Level Employes Payable in 1997 under the
             1993 Long-Term Incentive Plan (File No. 1-1839, Form
             10-K/A-1 for the year ended December 31, 1993, Ex-
             hibit (10)-5).                                           x      x

  EXHIBIT
  NUMBER                   DESCRIPTION OF DOCUMENT                  UNICOM COMED
  -------   -----------------------------------------------------   ------ -----
 + (10)-6   1995 Long-Term Performance Unit Award for Executive
             and Group Level Employees Payable in 1998 under the
             Unicom Corporation Long-Term Incentive Plan, as
             amended.                                                 x      x
 +*(10)-7   1995 Variable Compensation Award for Management Em-
             ployees under the Unicom Corporation Long-Term In-
             centive Plan (File Nos. 1-11375 and 1-1839, Form 10-
             K for the year ended December 31, 1994, Exhibit
             (10)-7).                                                 x      x
 +*(10)-8   1995 Award to Mr. O'Connor and Mr. Skinner under the
             Unicom Corporation Long-Term Incentive Plan (File
             Nos. 1-11375 and 1-1839, Form 10-K for the year
             ended December 31, 1994, Exhibit (10)-8).                x      x
 + (10)-9   1996 Long-Term Performance Unit Award for Executive
             and Group Level Employees Payable in 1999 under the
             Unicom Corporation Long-Term Incentive Plan.             x      x
 + (10)-10  1996 Variable Compensation Award for Management Em-
             ployees under the Unicom Corporation Long-Term In-
             centive Plan.                                            x      x
 + (10)-11  1996 Award to Mr. O'Connor, Mr. Mullin and Mr. Skin-
             ner under the Unicom Corporation Long-Term Incentive
             Plan.                                                    x      x
 + (10)-12  Unicom Corporation Deferred Compensation Unit Plan,
             as amended.                                              x      x
 +*(10)-13  Deferred Compensation Plan (included in Article Five
             of Exhibit (3)-2 above).                                        x
 +*(10)-14  Management Incentive Compensation Plan, effective
             January 1, 1989 (File No. 1-1839, Form 10-K for the
             year ended December 31, 1988, Exhibit (10)-4).                  x
 +*(10)-15  Amendments to Management Incentive Compensation Plan,
             dated December 14, 1989 and March 21, 1990 (File No.
             1-1839, Form 10-K for the year ended December 31,
             1989, Exhibit (10)-5).                                          x
 +*(10)-16  Amendment to Management Incentive Compensation Plan,
             dated March 21, 1991 (File No. 1-1839, Form 10-K for
             the year ended December 31, 1991, Exhibit (10)-6).              x
 + (10)-17  Retirement Plan for Directors, effective September 1,
             1994, as amended through May 24, 1995.                   x
 + (10)-18  Retirement Plan for Directors, effective January 1,
             1987, as amended through May 24, 1995.                          x
 + (10)-19  Unicom Corporation Outside Director Stock Award Plan
             as amended.                                              x
 +*(10)-20  Executive Group Life Insurance Plan (File No. 1-1839,
             Form 10-K for the year ended December 31, 1980, Ex-
             hibit (10)-3).                                                  x
 +*(10)-21  Amendment to the Executive Group Life Insurance Plan
             (File No. 1-1839, Form 10-K for the year ended De-
             cember 31, 1981, Exhibit (10)-4).                               x
 +*(10)-22  Amendment to the Executive Group Life Insurance Plan
             dated December 12, 1986 (File No. 1-1839, Form 10-K
             for the year ended December 31, 1986, Exhibit (10)-
             6).                                                             x

  EXHIBIT
  NUMBER                   DESCRIPTION OF DOCUMENT                  UNICOM COMED
  -------   -----------------------------------------------------   ------ -----
 +*(10)-23  Amendment of Executive Group Life Insurance Plan to
             implement program of "split dollar life insurance"
             dated December 13, 1990 (File No. 1-1839, Form 10-K
             for the year ended December 31, 1990, Exhibit (10)-
             10).                                                            x
 +*(10)-24  Commonwealth Edison Company Supplemental Management
             Retirement Plan (File No. 1-1839, Form 10-K for the
             year ended December 31, 1985, Exhibit (10)-6).                  x
 +*(10)-25  Amendment of Executive Group Life Insurance Plan to
             stabilize the death benefit applicable to partici-
             pants dated July 22, 1992 (File No. 1-1839, Form 10-
             K for the year ended December 31, 1992, Exhibit
             (10)-13).                                                       x
 +*(10)-26  Letter Agreement dated December 16, 1992 between Com-
             monwealth Edison Company and Samuel K. Skinner (File
             No. 1-1839, Form 10-K for the year ended December
             31, 1992, Exhibit (10)-14).                                     x
 + (10)-27  Amendment dated May 31, 1995 to Letter Agreement dated December 16, 1992 between Commonwealth Edison
             Company and Samuel K. Skinner.                                  x
 + (10)-28  Letter Agreement dated November 14, 1995 between Com-
             monwealth Edison Company and Leo F. Mullin.                     x
 +*(10)-29  Commonwealth Edison Company Excess Benefit Savings
             Plan (File No. 1-1839, Form 10-Q for the quarter
             ended June 30, 1994, Exhibit (10)-2).                           x
 + (10)-30  Amendment No. 1 to Commonwealth Edison Company Excess
             Benefit Savings Plan dated May 24, 1995.                        x
 + (10)-31  Unicom Corporation Stock Bonus Deferral Plan.            x       x

   (12)     Statement re computation of ratios of earnings to
             fixed charges and ratios of earnings to fixed
             charges and preferred and preference stock dividend
             requirements for ComEd.                                         x
   (21)-1   Subsidiaries of Unicom Corporation.                      x
   (21)-2   Subsidiaries of Commonwealth Edison Company.                     x
   (23)-1   Consent of experts for Unicom Corporation.               x
   (23)-2   Consent of experts for Commonwealth Edison Company.              x
   (24)-1   Powers of attorney of Directors whose names are
             signed to the Unicom Corporation Annual Report on
             Form 10-K pursuant to such powers.                      x
   (24)-2   Powers of attorney of Directors whose names are
             signed to the Commonwealth Edison Company Annual Re-
             port on Form 10-K pursuant to such powers.                      x
   (99)-1   Unicom Corporation's Current Report on Form 8-K dated
             January 26, 1996.                                       x
   (99)-2   Commonwealth Edison Company's Current Report on Form
             8-K dated January 26, 1996.                                     x

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Unicom and ComEd hereby agree to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt of ComEd not filed as an exhibit herein. No such instrument authorizes securities in excess of 10% of the total assets of ComEd.