Form 10-Q
period 1996-03-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1996-05-14
CIK 918040, 22606

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

                 For the quarterly period ended March 31, 1996

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to


 COMMISSION
    FILE          REGISTRANT; STATE OF INCORPORATION;            IRS EMPLOYER
   NUMBER            ADDRESS; AND TELEPHONE NUMBER            IDENTIFICATION NO.
 ----------       -----------------------------------         ------------------
 1-11375    UNICOM CORPORATION                                    36-3961038
            (an Illinois corporation)
            37th Floor, 10 South Dearborn Street
            Post Office Box A-3005
            Chicago, Illinois 60690-3005
            312/394-7399
 1-1839     COMMONWEALTH EDISON COMPANY                          36-0938600
            (an Illinois corporation)
            37th Floor, 10 South Dearborn Street
            Post Office Box 767
            Chicago, Illinois 60690-0767
            312/394-4321

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

Common Stock outstanding at April 30, 1996:
    Unicom Corporation                           215,344,531 shares
    Commonwealth Edison Company                  214,197,601 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                         QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1996 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Income for the three months and twelve
     months ended March 31, 1995 and 1996................................     5
    Consolidated Balance Sheets--December 31, 1995 and March 31, 1996....   6-7
    Statements of Consolidated Capitalization--December 31, 1995 and
     March 31, 1996......................................................     8
    Statements of Consolidated Retained Earnings for the three months and
     twelve months ended March 31, 1995 and 1996.........................     9
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 1995 and 1996................................    10
    Notes to Financial Statements........................................ 11-30
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 31-41
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    42
    Statements of Consolidated Income for the three months and twelve
     months ended March 31, 1995 and 1996................................    43
    Consolidated Balance Sheets--December 31, 1995 and March 31, 1996.... 44-45
    Statements of Consolidated Capitalization--December 31, 1995 and
     March 31, 1996......................................................    46
    Statements of Consolidated Retained Earnings for the three months and
     twelve months ended March 31, 1995 and 1996.........................    47
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 1995 and 1996................................    48
    Notes to Financial Statements........................................ 49-53
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    54
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 55-59
  Item 6. Exhibits and Reports on Form 8-K...............................    60
SIGNATURES...............................................................    61

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

         TERM                                  MEANING
 -------------------- ---------------------------------------------------------
 AFUDC                Allowance for funds used during construction
 AMT                  Alternative minimum tax
 BWR                  Boiling water reactor
 CERCLA               Comprehensive Environmental Response, Compensation and
                       Liability Act of 1980, as amended
 CFC                  Chlorofluorocarbon
 Circuit Court        Circuit Court of Cook County, Illinois
 Clean Air Amendments Clean Air Act Amendments of 1990
 ComEd                Commonwealth Edison Company
 Congress             U.S. Congress
 Cotter               Cotter Corporation, which is a wholly-owned subsidiary of
                       ComEd
 DOE                  U.S. Department of Energy
 EMFs                 Electric and magnetic fields
 FASB                 Financial Accounting Standards Board
 FERC                 Federal Energy Regulatory Commission
 ICC                  Illinois Commerce Commission
 Illinois EPA         Illinois Environmental Protection Agency
 Indiana Company      Commonwealth Edison Company of Indiana, Inc., which is a
                       wholly-owned subsidiary of ComEd.
 IPCB                 Illinois Pollution Control Board
 MAIN                 Mid-America Interconnected Network
 MGP                  Manufactured gas plant
 NEIL                 Nuclear Electric Insurance Limited
 NML                  Nuclear Mutual Limited
 NPDES                National Pollutant Discharge Elimination System
 NPL                  National Priorities List
 NRC                  Nuclear Regulatory Commission
 PRPs                 Potentially responsible parties under CERCLA
 Rate Order           ICC rate order issued on January 9, 1995, as subsequently
                       modified
 Remand Order         ICC rate order issued in January 1993, as subsequently
                       modified
 SEC                  Securities and Exchange Commission
 SFAS                 Statement of Financial Accounting Standards
 Trust                ComEd Financing I, which is a wholly-owned subsidiary
                       trust of ComEd.
 Unicom               Unicom Corporation
 Unicom Enterprises   Unicom Enterprises Inc., which is a wholly-owned
                       subsidiary of Unicom.
 Unicom Thermal       Unicom Thermal Technologies Inc., which is a wholly-owned
                       subsidiary of Unicom Enterprises.
 Units                ComEd's nuclear generating units known as Byron Unit 2
                       and Braidwood Units 1 and 2
 U.S. EPA             U.S. Environmental Protection Agency
 Westinghouse         Westinghouse Electric Corporation

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of December 31, 1995 and March 31, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month and twelve-month periods ended March 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of December 31, 1995 and March 31, 1996, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1995 and 1996, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP
Chicago, Illinois
May 9, 1996

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months and twelve months ended March 31, 1995 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, competition, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                                  THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                       MARCH 31                MARCH 31
                                 ----------------------  ----------------------
                                    1995        1996        1995        1996
                                 ----------  ----------  ----------  ----------
                                      (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues:
 Operating revenues............  $1,578,136  $1,683,929  $6,340,574  $7,015,837
 Provisions for revenue
  refunds......................         --          --       (9,667)        --
                                 ----------  ----------  ----------  ----------
                                 $1,578,136  $1,683,929  $6,330,907  $7,015,837
                                 ----------  ----------  ----------  ----------
Operating Expenses and Taxes:
 Fuel..........................  $  269,493  $  283,975  $1,045,318  $1,101,590
 Purchased power...............       3,543      31,439      45,517      92,274
 Operation and maintenance.....     531,090     513,677   2,061,508   2,158,236
 Depreciation..................     225,106     230,925     890,646     903,854
 Recovery of regulatory
  assets.......................       3,818       3,818      15,272      15,272
 Taxes (except income).........     209,905     218,239     797,677     841,632
 Income taxes..................      81,781     111,472     372,772     556,208
 Investment tax credits
  deferred--net ...............      (7,179)     (7,167)    (28,712)    (28,697)
                                 ----------  ----------  ----------  ----------
                                 $1,317,557  $1,386,378  $5,199,998  $5,640,369
                                 ----------  ----------  ----------  ----------
Operating Income...............  $  260,579  $  297,551  $1,130,909  $1,375,468
                                 ----------  ----------  ----------  ----------
Other Income and (Deductions):
 Interest on long-term debt....  $ (152,270) $ (130,819) $ (616,345) $ (566,088)
 Interest on notes payable.....        (151)     (4,251)       (622)     (7,380)
 Allowance for funds used
  during construction--
   Borrowed funds..............       1,685       4,898      14,419      14,350
   Equity funds................       2,093       4,698      17,364      15,735
 Income taxes applicable to
  nonoperating activities......         268       4,276      30,075       9,094
 Interest and other costs for
  1993 Settlements.............         (61)        --      (11,049)        (1)
 Provision for dividends--
   Preferred and preference
    stocks of ComEd............     (16,908)    (16,514)    (66,291)    (69,567)
   ComEd-obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trust......................         --       (4,240)        --       (8,668)
 Miscellaneous--net............      (6,634)    (18,667)    (90,946)    (55,079)
                                 ----------  ----------  ----------  ----------
                                 $ (171,978) $ (160,619) $ (723,395) $ (667,604)
                                 ----------  ----------  ----------  ----------
Net Income Before Extraordinary
 Item..........................  $   88,601  $  136,932  $  407,514  $  707,864
Extraordinary Loss Related to
 Early Redemption of Long-Term
 Debt, Less Applicable Income
 Taxes.........................         --          --          --      (20,022)
                                 ----------  ----------  ----------  ----------
Net Income.....................  $   88,601  $  136,932  $  407,514  $  687,842
                                 ==========  ==========  ==========  ==========
Average Number of Common Shares
 Outstanding...................     214,429     215,248     214,193     214,897
Earnings per Common Share
 Before Extraordinary Item.....       $0.41       $0.64       $1.90      $ 3.29
Extraordinary Loss Related to
 Early Redemption of Long-Term
 Debt, Less Applicable Income
 Taxes.........................         --          --          --        (0.09)
                                 ----------  ----------  ----------  ----------
Earnings per Common Share......       $0.41       $0.64       $1.90      $ 3.20
                                 ==========  ==========  ==========  ==========
Cash Dividends Declared per
 Common Share..................       $0.40       $0.40       $1.60      $ 1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   MARCH 31,
                       ASSETS                             1995         1996
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,105 million
   and $1,060 million, respectively)................. $27,052,778   $27,325,321
  Less--Accumulated provision for depreciation.......  10,565,093    10,768,406
                                                      -----------   -----------
                                                      $16,487,685   $16,556,915
  Nuclear fuel, at amortized cost....................     734,667       710,103
                                                      -----------   -----------
                                                      $17,222,352   $17,267,018
                                                      -----------   -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 1,237,527   $ 1,329,879
  Subsidiary companies...............................     113,657       113,204
  Other, at cost.....................................      96,937        98,861
                                                      -----------   -----------
                                                      $ 1,448,121   $ 1,541,944
                                                      -----------   -----------
Current Assets:
  Cash............................................... $     3,575   $     4,940
  Temporary cash investments.........................      47,801        35,907
  Special deposits...................................       3,546         1,446
  Receivables--
    Customers........................................     580,254       583,956
    Taxes............................................      82,319           --
    Other............................................      83,151        45,633
    Provisions for uncollectible accounts............     (11,828)      (11,985)
  Coal and fuel oil, at average cost.................     129,176       144,667
  Materials and supplies, at average cost............     333,539       335,142
  Deferred unrecovered energy costs..................      46,028        75,644
  Deferred income taxes related to current assets and
   liabilities.......................................     107,991       122,342
  Prepayments and other..............................      45,272        51,385
                                                      -----------   -----------
                                                      $ 1,450,824   $ 1,389,077
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,467,386   $ 2,452,975
  Unrecovered energy costs...........................     588,152       517,901
  Other..............................................      70,153        60,273
                                                      -----------   -----------
                                                      $ 3,125,691   $ 3,031,149
                                                      -----------   -----------
                                                      $23,246,988   $23,229,188
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,  MARCH 31,
            CAPITALIZATION AND LIABILITIES                 1995        1996
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,769,637  $ 5,816,900
  Preferred and preference stocks of  ComEd--
    Without mandatory redemption requirements.........     508,034      508,009
    Subject to mandatory redemption requirements......     261,475      261,475
  ComEd-obligated mandatorily redeemable preferred
   securities of subsidiary trust*....................     200,000      200,000
  Long-term debt......................................   6,549,335    6,247,096
                                                       -----------  -----------
                                                       $13,288,481  $13,033,480
                                                       -----------  -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $   261,000  $   228,000
    Bank loans........................................       7,150        7,550
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     434,563      742,225
  Accounts payable....................................     606,806      448,646
  Accrued interest....................................     171,488      147,348
  Accrued taxes.......................................     215,966      280,881
  Dividends payable...................................     102,497      106,856
  Customer deposits...................................      44,521       44,286
  Other...............................................      93,841       84,438
                                                       -----------  -----------
                                                       $ 1,937,832  $ 2,090,230
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,506,043  $ 4,506,902
  Accumulated deferred investment tax credits.........     689,041      681,875
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     624,191      632,393
  Obligations under capital leases of subsidiary com-
   panies.............................................     375,524      433,157
  Regulatory liabilities..............................     601,002      595,428
  Other...............................................   1,224,874    1,255,723
                                                       -----------  -----------
                                                       $ 8,020,675  $ 8,105,478
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,246,988  $23,229,188
                                                       ===========  ===========

  *As described in Note 7 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035.

   The accompanying Notes to Financial Statements are an integral part of the above statements.


                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION


                                                      DECEMBER 31,  MARCH 31,
                                                          1995        1996
                                                      -----------  -----------
                                                      (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--215,255,998 shares and 215,278,294
    shares, respectively (excludes $4 million as of
    March 31, 1996 held by trustee for Unicom Stock
    Bonus Deferral Plan)............................. $ 4,916,438  $ 4,912,871
  Preference stock expense of ComEd..................      (3,694)      (3,694)
  Retained earnings..................................     856,893      907,723
                                                      -----------  -----------
                                                      $ 5,769,637  $ 5,816,900
                                                      -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957  $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--96,753 shares and 95,966 shares,
      respectively...................................       3,077        3,052
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding...........................         --           --
                                                      -----------  -----------
                                                      $   508,034  $   508,009
                                                      -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--2,934,990 shares................... $   292,163  $   292,163
    Current redemption requirements for preference
     stock included in current liabilities...........     (30,688)     (30,688)
                                                      -----------  -----------
                                                      $   261,475  $   261,475
                                                      -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust:
  Outstanding--8,000,000............................. $   200,000  $   200,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1995 through 2000--5 1/4% to 9 3/8%..... $ 1,170,000  $ 1,170,000
    Maturing 2001 through 2010--5.30% to 8 3/8%......   1,465,400    1,465,400
    Maturing 2011 through 2020--5.85% to 9 7/8%......   1,266,000    1,266,000
    Maturing 2021 through 2023--7 3/4% to 9 1/8%.....   1,385,000    1,385,000
                                                      -----------  -----------
                                                      $ 5,286,400  $ 5,286,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     110,505      110,505
  Pollution control obligations, due 2004 through
   2014--3.30% to 6 7/8%.............................     317,200      317,200
  Other long-term debt...............................   1,126,318    1,125,178
  Deposit for retirement of long-term debt...........         --        (3,618)
  Current maturities of long-term debt included in
   current liabilities...............................    (235,992)    (534,660)
  Unamortized net debt discount and premium..........     (55,096)     (53,909)
                                                      -----------  -----------
                                                      $ 6,549,335  $ 6,247,096
                                                      -----------  -----------
                                                      $13,288,481  $13,033,480
                                                      ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                       THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                            MARCH 31            MARCH 31
                                       ------------------- -------------------
                                         1995      1996      1995      1996
                                       --------- --------- -------- ----------
                                               (THOUSANDS OF DOLLARS)
Balance at Beginning of Period........ $ 560,971 $ 856,893 $499,655 $  563,761
Add--Net income.......................    88,601   136,932  407,514    687,842
                                       --------- --------- -------- ----------
                                       $ 649,572 $ 993,825 $907,169 $1,251,603
                                       --------- --------- -------- ----------
Deduct--
   Cash dividends declared on common
    stock............................. $  85,811 $  86,102 $342,853 $  343,909
   Other capital stock transactions--
    net...............................       --        --       555        (29)
                                       --------- --------- -------- ----------
                                       $  85,811 $  86,102 $343,408 $  343,880
                                       --------- --------- -------- ----------
Balance at End of Period.............. $ 563,761 $ 907,723 $563,761 $  907,723
                                       ========= ========= ======== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                       MARCH 31               MARCH 31
                                  --------------------  ----------------------
                                    1995       1996       1995        1996
                                  ---------  ---------  ---------  -----------
                                           (THOUSANDS OF DOLLARS)
Cash Flow from Operating Activi-
 ties:
 Net income...................... $  88,601  $ 136,932  $ 407,514  $   687,842
 Adjustments to reconcile net
  income to net cash provided by
  operating activities:
   Depreciation and amortization.   238,629    241,188    935,261      951,972
   Deferred income taxes and in-
    vestment tax credits--net....    10,014     16,260    140,829      163,063
   Extraordinary loss related to
    early redemption of long-term
    debt.........................       --         --         --        33,158
   Equity component of allowance
    for funds used during
    construction.................    (2,093)    (4,698)   (17,364)     (15,735)
   Provisions for revenue refunds
    and related interest.........       --         --      20,779         (233)
   Revenue refunds and related
    interest.....................    15,115        --    (859,984)          21
   Recovery of regulatory assets.     3,818      3,818     15,272       15,272
   Provisions/(payments) for
    liability for early
    retirement and separation
    costs--net...................       380    (32,303)    18,353       28,030
   Net effect on cash flows of
    changes in:
     Receivables.................     1,218    116,292    (98,211)     (62,683)
     Coal and fuel oil...........   (11,624)   (15,491)   (11,516)     (24,171)
     Materials and supplies......    13,607     (1,603)    34,702       35,863
     Accounts payable excluding
      nuclear fuel lease
      principal payments and
      early retirement and
      separation costs--net......    14,418    (69,686)   183,556      374,183
     Accrued interest and taxes..    83,405     40,775    103,089      (44,771)
     Other changes in certain
      current assets and
      liabilities................     6,728      9,352    (67,145)      29,169
   Other--net....................    79,500      4,705    173,184       65,261
                                  ---------  ---------  ---------  -----------
                                  $ 541,716  $ 445,541  $ 978,319  $ 2,236,241
                                  ---------  ---------  ---------  -----------
Cash Flow from Investing Activi-
 ties:
 Construction expenditures....... $(206,263) $(288,555) $(758,218) $(1,009,619)
 Nuclear fuel expenditures.......   (38,857)   (34,419)  (247,372)    (284,680)
 Equity component of allowance
  for funds used during
  construction...................     2,093      4,698     17,364       15,735
 Contributions to nuclear
  decommissioning funds..........   (96,229)   (83,178)  (132,550)    (119,602)
 Investment in subsidiary compa-
  nies...........................       --         --         (49)          (8)
 Other investments and special
  deposits.......................    (8,070)       (48)   542,678        6,427
                                  ---------  ---------  ---------  -----------
                                  $(347,326) $(401,502) $(578,147) $(1,391,747)
                                  ---------  ---------  ---------  -----------
Cash Flow from Financing Activi-
 ties:
 Issuance of securities--
  Long-term debt................. $  20,000  $     --   $ 500,751  $    42,000
  Preferred securities of sub-
   sidiary trust.................       --         --         --       200,000
  Capital stock..................     4,159        611     84,162       21,863
 Retirement and redemption of
  securities--
  Long-term debt.................   (29,637)    (1,140)  (678,260)  (1,108,775)
  Capital stock..................       --         --     (17,709)     (17,822)
 Deposits and securities held
  for retirement and redemption
  of securities..................    (1,674)    (3,618)    14,405       (1,838)
 Premium paid on early redemp-
  tion of long-term debt.........       --         --      (4,064)     (25,823)
 Cash dividends paid on common
  stock..........................   (85,738)   (85,983)  (342,560)    (343,619)
 Proceeds from sale/leaseback of
  nuclear fuel...................   115,340    124,213    305,025      202,088
 Nuclear fuel lease principal
  payments.......................   (62,785)   (56,051)  (219,029)    (231,111)
 Increase (Decrease) in short-
  term borrowings................       --     (32,600)     1,050      228,400
                                  ---------  ---------  ---------  -----------
                                  $ (40,335) $ (54,568) $(356,229) $(1,034,637)
                                  ---------  ---------  ---------  -----------
Increase (Decrease) in Cash and
 Temporary Cash Investments...... $ 154,055  $ (10,529) $  43,943  $  (190,143)
Cash and Temporary Cash
 Investments at Beginning of
 Period..........................    76,935     51,376    187,047      230,990
                                  ---------  ---------  ---------  -----------
Cash and Temporary Cash Invest-
 ments at End of Period.......... $ 230,990  $  40,847  $ 230,990  $    40,847
                                  =========  =========  =========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  Corporate Structure and Basis of Presentation. Unicom was incorporated in January 1994 and became the parent holding company of ComEd and Unicom Enterprises in a corporate restructuring that became effective on September 1, 1994. Previously, Unicom Enterprises was a wholly-owned subsidiary of ComEd. The restructuring was accounted for by the pooling-of-interests method. Under this method, the assets, liabilities and ownership interests of each of the companies are combined at their existing recorded amounts as of the restructuring date, and the financial statements are presented herein as if the restructuring took place as of the earliest period shown. In the restructuring, each of the 214,185,572 outstanding shares of ComEd common stock, par value $12.50 per share, was converted into one fully paid and non-assessable share of Unicom common stock, without par value. The preferred and preference stocks, common stock purchase warrants, first mortgage bonds and other debt obligations of ComEd were unchanged in the restructuring and remain as ComEd's outstanding securities and obligations.

  ComEd, an electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary of Unicom and is engaged, through subsidiaries, in energy service activities. Unicom also has one other subsidiary that has been formed to engage in unregulated activities.

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

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at December 31, 1995 and March 31, 1996 were as follows:

                                                         DECEMBER 31, MARCH 31,
                                                             1995        1996
                                                         ------------ ----------
                                                         (THOUSANDS OF DOLLARS)
Regulatory assets:
  Deferred income taxes (1).............................  $1,689,832  $1,675,658
  Deferred carrying charges (2).........................     409,923     406,661
  Nuclear decommissioning costs--Dresden Unit 1 (3).....     138,058     145,639
  Unamortized loss on reacquired debt (4)...............     160,440     156,695
  Other.................................................      69,133      68,322
                                                          ----------  ----------
                                                          $2,467,386  $2,452,975
                                                          ==========  ==========
Regulatory liabilities:
  Deferred income taxes (1).............................  $  601,002  $  595,428
                                                          ==========  ==========

- --------
(1) Recorded in compliance with SFAS No. 109.
(2) Amortized over the remaining lives of the Units.
(3) Amortized over the remaining life of Dresden station. See "Depreciation and Decommissioning" below for additional information.
(4) Amortized over the remaining lives of the long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

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

  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was adopted on January 1, 1996, establishes accounting standards for the impairment of long-lived assets. The SFAS also requires that regulatory assets which are no longer probable of recovery through future revenue be charged to earnings. SFAS No. 121 did not have an impact on ComEd's financial position or results of operations upon adoption.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. ComEd's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately eight million as of December 31, 1995 and 1994. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended March 31, 1996. ComEd had approximately 3.4 million electric customers at March 31, 1996.

  Depreciation and Decommissioning. ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at average annual rates of 3.13% for the three months and twelve months ended March 31, 1995 and 3.14% for the three months and twelve

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES months ended March 31, 1996 of average depreciable utility plant and equipment. The annual rate for nuclear plant and equipment is 2.88%, which excludes separately collected decommissioning costs. See Note 2 for additional information concerning ComEd's announcement of customer initiatives which include the increase of depreciation charges on nuclear generating units.

  Nuclear plant decommissioning costs are accrued over the expected service lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the useful life of each related generating station. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's twelve operating units have estimated remaining service lives ranging from 10 to 32 years. ComEd's first nuclear unit, Dresden Unit 1, is retired and will be dismantled upon the retirement of the remaining units at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $3.7 billion in current-year (1996) dollars excluding a contingency allowance. ComEd estimates that it will expend approximately $15.5 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by the external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates.

  Pursuant to the Rate Order, beginning in 1995, ComEd collects decommissioning costs from its ratepayers under a rider which allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding. The estimated decommissioning costs allowed under the rider exclude a contingency allowance. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. Under its most recent annual rider, filed with the ICC on February 28, 1996, ComEd has decreased its estimated annual decommissioning cost accrual from $113.5 million to $108.8 million, primarily reflecting stronger than expected after-tax returns on the external trust funds in 1995. The ICC issued an order approving the rider filing on April 24, 1996.

  As a result of the ICC approval of the rider filing, beginning April 30, 1996, the effective date of the order, ComEd began accruing and collecting $108.8 million annually for decommissioning costs. The assumptions used to calculate the $108.8 million decommissioning cost accrual include: the decommissioning cost estimate of $3.7 billion in current-year (1996) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.30% and 6.26%, respectively, as well as an escalation rate for future decommissioning costs of 5.5%. The annual accrual of $108.8 million provided over the lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate approximately $15.5 billion. The annual accrual and collection amounts will be reviewed again during the first quarter of 1997.

  For the twelve operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

Income and the Consolidated Balance Sheets, respectively. As of March 31, 1996, the total decommissioning costs included in the accumulated provision for depreciation were $1,336 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at March 31, 1996 in current-year (1996) dollars of $267 million was recorded on the Consolidated Balance Sheets as a noncurrent liability and the unrecovered portion of the liability of approximately $146 million was recorded as a regulatory asset.

   Under Illinois law, decommissioning cost collections are required to be deposited into external trusts; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining service lives of the nuclear plants. At March 31, 1996, the past accruals that are required to be contributed to the external trusts aggregate $127 million. The fair value of funds accumulated in the external trusts at March 31, 1996 was approximately $1,330 million which includes pre-tax unrealized appreciation of $153 million. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are currently being recovered through the fuel adjustment clause. See Note 10 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $98.8 million and $95.9 million for the three months ended March 31, 1995 and 1996, respectively, and $367.6 million and $387.7 million for the twelve months ended March 31, 1995 and 1996, respectively.

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

  AFUDC. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 9.65% and 8.82% for the three months ended March 31, 1995 and 1996, respectively, and 9.80% and 9.31% for the twelve months ended March 31, 1995 and 1996, respectively. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $177.0 million and $158.6 million for the three months ended March 31, 1995 and 1996, respectively, and $716.5 million and $677.4 million for the twelve months ended March 31, 1995 and 1996, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt of subsidiary companies are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from ComEd's reacquisition in connection with refinancing of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates is deferred and amortized over the lives of the long-term debt issued to finance the reacquisition.

  Deferred Unrecovered Energy Costs. The fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of December 31, 1995 and March 31, 1996, an asset related to the assessments of approximately $179 million and $175 million, respectively, was recorded, of which the current portion of approximately $15 million was included in current assets on the Consolidated Balance Sheets. As of December 31, 1995 and March 31, 1996, a corresponding liability of approximately $152 million was recorded in other noncurrent liabilities and approximately $15 million was recorded in other current liabilities.

  At December 31, 1995 and March 31, 1996, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $448 million and $435 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as coal is used for the generation of electricity; however, ComEd is not earning a return on the expenditures for coal reserves. Such fuel costs expected to be recovered within one year amounting to approximately $24 million and $76 million at December 31, 1995 and March 31, 1996, respectively, have been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. ComEd expects to fully recover the costs of the coal reserves by the year 2007. See Note 20 for additional information concerning ComEd's coal commitments.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 1995 and 1996 was as follows:

                               THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                    MARCH 31             MARCH 31
                               -------------------- -------------------
                                 1995       1996      1995      1996
                               ---------  --------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow Infor-
 mation:
 Cash paid during the period
  for:
   Interest (net of amount
    capitalized).............  $ 171,405  $ 157,495 $ 644,005 $ 591,022
   Income taxes (net of re-
    funds)...................  $ (30,421) $     --  $  98,045 $ 398,129
Supplemental Schedule of Non-
 Cash Investing and Financing
 Activities:
 Capital lease obligations
  incurred by subsidiary
  companies..................  $ 116,810  $ 125,492 $ 309,028 $ 207,259

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (2) RATE MATTERS. On January 9, 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates,
(ii) the collection of municipal franchise costs on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See
Note 1 under "Depreciation and Decommissioning" for additional information related to the level of decommissioning cost collections. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of March 31, 1996, electric operating revenues of approximately $399 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court.

  On December 11, 1995, ComEd announced a series of customer initiatives as part of its larger ongoing effort to address the need to give all customer classes the opportunity to benefit from increased competition in the electric utility business, while retaining the benefits (such as reliability) of current regulation and ensuring utilities' cost recovery for commitments made under the obligation to serve customers. The initiatives include a five-year cap on base electric rates at current levels and various customer service and incentive pricing programs designed to allow customers more choice and control over the services they seek and the prices they pay. These initiatives are in addition to previously implemented special discount contract rate programs for new or existing industrial customers. ComEd anticipates the initiatives will be fully implemented in 1997 and will reduce its revenues by approximately $42 million annually (including the effects of previously implemented initiatives and before income tax effects) primarily through changes in energy utilization and increase its costs by at least $30 million annually (before income tax effects) through the increase of depreciation charges on its nuclear generating units. In March 1996, ComEd filed a request for ICC approval of the additional depreciation initiatives. ComEd also continues to consider the possibility of additional depreciation options. Management expects the financial impact of these initiatives will be substantially offset by ComEd's cost reduction efforts and expected growth in its business.

  Under ComEd's initiatives, the five-year base rate cap at current levels became effective in December 1995 and will extend until January 1, 2001. The rate cap does not affect ComEd's fuel cost or nuclear decommissioning cost recovery provisions. ComEd's fuel cost variances will continue to be collected through its fuel adjustment clause, and such collections will continue to be subject to annual reconciliation proceedings before the ICC. Likewise, nuclear decommissioning costs will continue to be collected as described in Note 1 under "Depreciation and Decommissioning."

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At March 31, 1996, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at March 31, 1996 were: preference stock--23,244,990 shares; $1.425 convertible preferred stock-- 95,966 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (4) COMMON STOCK. At March 31, 1996, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 3,575,432
      Employee Stock Purchase Plan....................................   900,083
      Employee Savings and Investment Plan............................   218,203
      Exchange for ComEd common stock not held by Unicom..............   135,639
                                                                       ---------
                                                                       4,829,357
                                                                       =========

  Common stock for the three months and twelve months ended March 31, 1995 and 1996 was issued as follows:

                                     THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                          MARCH 31             MARCH 31
                                     -------------------  --------------------
                                       1995      1996       1995       1996
                                     --------- ---------  ---------  ---------
 Shares of Common Stock Issued:
   Long-Term Incentive Plan.........   182,882   (22,804)   182,882    276,065
   Employee Stock Purchase Plan.....       --        --     305,205    217,080
   Employee Savings and Investment
    Plan............................       --     45,100     47,400    262,200
   Conversion of $1.425 convertible
    preferred stock.................       --        --     179,291        --
   Conversion of warrants...........       --        --      13,076        --
                                     --------- ---------  ---------  ---------
                                       182,882    22,296    727,854    755,345
                                     ========= =========  =========  =========
                                             (THOUSANDS OF DOLLARS)
 Amount of Common Stock Issued:
   Total issued..................... $   4,141 $     611  $  17,700  $  21,865
   Held by trustee for Unicom Stock
    Bonus Deferral Plan.............       --     (4,203)       --      (4,203)
   Other............................        33        25       (344)       104
                                     --------- ---------  ---------  ---------
                                     $   4,174 $  (3,567) $  17,356  $  17,766
                                     ========= =========  =========  =========

  At December 31, 1995 and March 31, 1996, 82,742 and 82,536 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  (5) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended March 31, 1995, 3,000,000 shares of ComEd preference stock without mandatory redemption requirements were issued and no shares of ComEd preferred or preference stocks without mandatory redemption requirements were redeemed. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended March 31, 1996. The series of ComEd preference stock without mandatory redemption requirements outstanding at March 31, 1996 are summarized as follows:

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  (6) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended March 31, 1995 and 1996, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at March 31, 1996 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(1)
- --------------  ----------- ------------ --------------------------------------------------
                             (THOUSANDS OF DOLLARS)
$8.20              249,990    $ 24,999   $103 through October 31, 1997; and $101 thereafter
$8.40 Series B     360,000      35,758   $101
$8.85              300,000      30,000   $103 through July 31, 1998; and $101 thereafter
$9.25              675,000      67,500   $103 through July 31, 1999; and $101 thereafter
$9.00              650,000      64,431   Non-callable
$6.875             700,000      69,475   Non-callable
                 ---------    --------
                 2,934,990    $292,163
                 =========    ========

- --------
(1) Per share plus accrued and unpaid dividends, if any.

  The annual sinking fund requirements and sinking fund and involuntary liquidation prices per share of the outstanding series of ComEd preference stock subject to mandatory redemption requirements are summarized as follows:

                                              SINKING
                         ANNUAL SINKING         FUND           INVOLUNTARY
          SERIES        FUND REQUIREMENT      PRICE(1)     LIQUIDATION PRICE(1)
      --------------    -----------------     --------     --------------------
      $8.20              35,715 shares          $100             $100.00
      $8.40 Series B     30,000 shares(2)       $100             $ 99.326
      $8.85              37,500 shares          $100             $100.00
      $9.25              75,000 shares          $100             $100.00
      $9.00             130,000 shares(2)       $100             $ 99.125
      $6.875                   (3)              $100             $ 99.25

     --------
     (1) Per share plus accrued and unpaid dividends, if any.
     (2) ComEd has a non-cumulative option to increase the annual sinking fund payment on each sinking fund redemption date to retire an additional number of shares, not in excess of the sinking fund requirement, at the applicable redemption price.
     (3) All shares are required to be redeemed on May 1, 2000.

  Annual remaining sinking fund requirements through 2000 on ComEd preference stock outstanding at March 31, 1996 will aggregate $30,822,000 in each of 1996, 1997, 1998 and 1999, and $100,822,000 in 2000. During the twelve months ended March 31, 1995 and 1996, 177,085 shares and 178,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

  Sinking fund requirements due within one year are included in current liabilities.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (7) COMED-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF COMED FINANCING I. In September 1995, ComEd Financing I (Trust), a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of the Trust is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. There is a full and unconditional guarantee by ComEd of the Trust's obligations under the securities issued by the Trust. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payments on the subordinated deferrable interest notes are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

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

 (8) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 2000 for ComEd's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at March 31, 1996, after deducting deposits made for retirement of sinking fund debentures and sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1996--$231,234,000; 1997--$689,168,000; 1998--$350,017,000; 1999--
$152,445,000; and 2000--$464,446,000. Unicom Enterprises' note payable to bank of $42,000,000 will mature in 1998.

 At March 31, 1996, ComEd's outstanding first mortgage bonds maturing through 2000 were as follows:

               SERIES                                      PRINCIPAL AMOUNT
       --------------------------                         ----------------------
                                                          (THOUSANDS OF DOLLARS)
      5 1/4% due April 1, 1996...........................       $   50,000
      5 3/4% due November 1, 1996........................           50,000
      5 3/4% due December 1, 1996........................           50,000
      7% due February 1, 1997............................          150,000
      5 3/8% due April 1, 1997...........................           50,000
      6 1/4% due October 1, 1997.........................           60,000
      6 1/4% due February 1, 1998........................           50,000
      6% due March 15, 1998..............................          130,000
      6 3/4% due July 1, 1998............................           50,000
      6 3/8% due October 1, 1998.........................           75,000
      9 3/8% due February 15, 2000.......................          125,000
      6 1/2% due April 15, 2000..........................          230,000
      6 3/8% due July 15, 2000...........................          100,000
                                                                ----------
                                                                $1,170,000
                                                                ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at March 31, 1996 is summarized as follows:

                                  PRINCIPAL
         DEBT SECURITY              AMOUNT                      INTEREST RATE
- --------------------------------  ---------- ----------------------------------------------------
                                  (THOUSANDS
                                      OF
                                   DOLLARS)
Unicom--
 Loans Payable:
 Loan due January 1, 2003         $    9,152 Interest rate of 8.31%
 Loan due January 1, 2004              9,749 Interest rate of 8.44%
                                  ----------
                                  $   18,901
                                  ----------
ComEd--
 Notes:
 Medium Term Notes, Series 1N
  due various dates through
  April 1, 1998                   $   50,500 Interest rates ranging from 9.40% to 9.65%
 Medium Term Note, Series 2N
  due July 1, 1996                    10,000 Interest rate of 9.85%
 Medium Term Notes, Series 3N
  due various dates through
  October 15, 2004                   322,250 Interest rates ranging from 8.92% to 9.20%
 Medium Term Notes, Series 4N
  due various dates through
  May 15, 1997                        46,000 Interest rates ranging from 8.11% to 8.875%
 Notes due February 15, 1997         150,000 Interest rate of 7.00%
 Notes due July 15, 1997             100,000 Interest rate of 6.50%
 Notes due October 15, 2005          235,000 Interest rate of 6.40%
                                  ----------
                                  $  913,750
                                  ----------
 Long-Term Note Payable to Bank:
 Note due June 1, 1997            $  150,000 Prevailing interest rate of 5.875% at March 31, 1996
                                  ----------
 Purchase Contract Obligations:
 Woodstock due January 2, 1997    $       95 Interest rate of 4.50%
 Hinsdale due April 30, 2005             432 Interest rate of 3.00%
                                  ----------
                                  $      527
                                  ----------
 Total ComEd                      $1,064,277
                                  ----------
Unicom Enterprises--
 Note Payable to Bank:
 Note due November 22, 1998       $   42,000 Prevailing interest rate of 6.532% at March 31, 1996
                                  ----------
Total Unicom                      $1,125,178
                                  ==========

  Long-term debt maturing within one year has been included in current liabilities.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  ComEd recorded an extraordinary loss of $33 million in the fourth quarter of 1995 related to the early redemption of $645 million of long-term debt which reduced net income by $20 million (after reflecting income tax effects of $13 million) or $0.09 per common share.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (9) LINES OF CREDIT. ComEd had total bank lines of credit of approximately $923 million and unused bank lines of credit of $915 million at March 31, 1996. Of that amount, $915 million (of which $175 million expires on September 30, 1996, $72 million expires in equal quarterly installments commencing on December 31, 1996 and ending on September 30, 1998 and $668 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon ComEd's credit ratings, or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to $915 million of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire in 1998, of which $158 million was unused as of March 31, 1996. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of December 31, 1995 and March 31, 1996, was as follows:

                                 DECEMBER 31, 1995                  MARCH 31, 1996
                          -------------------------------- --------------------------------
                                     UNREALIZED                       UNREALIZED
                          COST BASIS   GAINS    FAIR VALUE COST BASIS   GAINS    FAIR VALUE
                          ---------- ---------- ---------- ---------- ---------- ----------
                                               (THOUSANDS OF DOLLARS)
 Short-term investments.  $   40,575  $    283  $   40,858 $   40,458  $     44  $   40,502
 U.S. Government and
  Agency issues.........     156,745    17,636     174,381    159,185     6,977     166,162
 Municipal bonds........     496,707    34,970     531,677    495,652    20,867     516,519
 Common stock...........     348,866   107,280     456,146    444,348   120,461     564,809
 Other..................      29,757     4,708      34,465     37,281     4,606      41,887
                          ----------  --------  ---------- ----------  --------  ----------
                          $1,072,650  $164,877  $1,237,527 $1,176,924  $152,955  $1,329,879
                          ==========  ========  ========== ==========  ========  ==========

  At March 31, 1996, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                                 COST     FAIR
                                                                BASIS    VALUE
                                                               -------- --------
                                                                 (THOUSANDS OF
                                                                   DOLLARS)
      Within 1 year........................................... $ 40,458 $ 40,502
      1 through 5 years.......................................   83,627   84,623
      5 through 10 years......................................  232,327  244,419
      Over 10 years...........................................  364,365  379,097

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation, for the three months and twelve months ended March 31, 1995 and 1996 were as follows:

                                THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                     MARCH 31                MARCH 31
                                --------------------  ------------------------
                                  1995       1996        1995         1996
                                ---------  ---------  -----------  -----------
                                          (THOUSANDS OF DOLLARS)
Gross proceeds from sales of
 securities.................... $ 618,607  $ 617,871  $ 1,252,314  $ 2,598,154
Less cost based on specific
 identification................  (618,654)  (603,496)  (1,256,776)  (2,566,556)
                                ---------  ---------  -----------  -----------
Realized gains (losses) on
 sales of securities........... $     (47) $  14,375  $    (4,462) $    31,598
Other realized fund earnings
 net of expenses...............    11,333      6,721       40,740       41,681
                                ---------  ---------  -----------  -----------
Total realized net earnings of
 the funds..................... $  11,286  $  21,096  $    36,278  $    73,279
Unrealized gains (losses)......    47,836    (11,922)      34,098      101,085
                                ---------  ---------  -----------  -----------
 Total net earnings of the
  funds........................ $  59,122  $   9,174  $    70,376  $   174,364
                                =========  =========  ===========  ===========

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd- obligated mandatorily redeemable preferred securities of the Trust and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of December 31, 1995 and March 31, 1996 were as follows:

                                DECEMBER 31, 1995                  MARCH 31, 1996
                         -------------------------------- --------------------------------
                          CARRYING  UNREALIZED             CARRYING  UNREALIZED
                           VALUE      LOSSES   FAIR VALUE   VALUE      LOSSES   FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  ComEd preferred and
   preference stocks.... $  800,197  $ 14,769  $  814,966 $  800,172  $  3,059  $  803,231
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of the
   Trust................ $  200,000  $  6,000  $  206,000 $  200,000  $  1,000  $  201,000
  Long-term debt of
   subsidiary companies. $6,572,853  $470,175  $7,043,028 $6,574,024  $218,567  $6,792,591

  Long-term notes payable, which are not included in the above table, amounted to $212 million and $211 million at December 31, 1995 and March 31, 1996, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of December 31, 1995 and March 31, 1996; therefore, the carrying value is equal to the fair value.

  (12) PENSION BENEFITS. ComEd and the Indiana Company have non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. During 1995, these plans were amended to more closely base retirement benefits on final pay. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The December 31, 1995 and March 31, 1996 pension liabilities and related data were estimated pending completion of the January 1, 1996 actuarial valuation.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The funded status of these plans at December 31, 1995 and March 31, 1996 was as follows:

                                                       DECEMBER 31,   MARCH 31,
                                                           1995         1996
                                                       ------------  -----------
                                                        (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
 Vested benefit obligation...........................  $(2,839,000)  $(2,871,000)
 Nonvested benefit obligation........................     (251,000)     (253,000)
                                                       -----------   -----------
 Accumulated benefit obligation......................  $(3,090,000)  $(3,124,000)
 Effect of projected future compensation levels......     (304,000)     (308,000)
                                                       -----------   -----------
 Projected benefit obligation........................  $(3,394,000)  $(3,432,000)
Fair value of plan assets, invested primarily in U.S.
 Government, government-sponsored corporation and
 agency securities, fixed income funds, registered
 investment companies, equity index funds and other
 equity funds........................................    3,059,000     3,080,000
                                                       -----------   -----------
Plan assets less than projected benefit obligation...  $  (335,000)  $  (352,000)
Unrecognized prior service cost......................      (73,000)      (74,000)
Unrecognized transition asset........................     (142,000)     (139,000)
Unrecognized net loss................................      205,000       210,000
                                                       -----------   -----------
 Accrued pension liability...........................  $  (345,000)  $  (355,000)
                                                       ===========   ===========

  The assumed discount rate was 7.5% at December 31, 1995 and March 31, 1996, and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

  Pension costs were determined under the rules prescribed by SFAS No. 87, including the use of the projected unit credit actuarial cost method and the following actuarial assumptions for periods during 1994, 1995 and 1996:

                                                               1994  1995  1996
                                                               ----- ----- -----
Annual discount rate.......................................... 7.50% 8.00% 7.50%
Annual rate of increase in future compensation levels......... 4.00% 4.00% 4.00%
Annual long-term rate of return on plan assets................ 9.50% 9.75% 9.75%

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months and twelve months ended March 31, 1995 and 1996 were as follows:

                                     THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                          MARCH 31             MARCH 31
                                     -------------------  --------------------
                                       1995       1996      1995       1996
                                     ---------  --------  ---------  ---------
                                             (THOUSANDS OF DOLLARS)
Service cost........................ $  21,000  $ 25,000  $  93,000  $  91,000
Interest cost on projected benefit
 obligation.........................    57,000    62,000    216,000    230,000
Actual return on plan assets........  (167,000)  (70,000)  (208,000)  (584,000)
Early retirement program cost.......       --        --      18,000        --
Net amortization and deferral.......   104,000    (7,000)   (53,000)   307,000
                                     ---------  --------  ---------  ---------
                                     $  15,000  $ 10,000  $  66,000  $  44,000
                                     =========  ========  =========  =========

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. During the fourth quarter of 1995 (the first quarter of 1996 for bargaining unit employees of the Indiana Company), the employee savings and investment plan was amended. Under the plan, as amended, each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such contribution equal

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the last 1% of contributed base salary. The participating companies' contributions were $6,475,000 and $8,134,000 for the three months ended March 31, 1995 and 1996, respectively, and $23,214,000 and $26,317,000 for the twelve months ended March 31, 1995 and 1996, respectively.

  (13) POSTRETIREMENT BENEFITS. ComEd and the Indiana Company provide certain postretirement health care, dental care, vision care and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with 10 years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The postretirement health care plan for ComEd and the Indiana Company was amended, effective April 1, 1995. Prior to that date, the postretirement health care plan was fully funded by the companies. With respect to employees who retire on or after April 1, 1995, the plan is contributory, funded jointly by the companies and the participating employees. The December 31, 1995 and March 31, 1996 postretirement benefit liabilities and related data were estimated pending completion of the January 1, 1996 actuarial valuation.

  Postretirement health care costs in 1995 included $25 million related to a voluntary separation offer for union employees who accepted and left ComEd's employ by year-end 1995 combined with separation offers to selected groups of non-union employees.

  The funded status of the plan at December 31, 1995 and March 31, 1996 was as follows:

                                                         DECEMBER 31, MARCH 31,
                                                             1995       1996
                                                         ------------ ---------
                                                         (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated postretirement
 benefit obligation:
 Retirees..............................................   $(474,000)  $(482,000)
 Active fully eligible participants....................     (28,000)    (29,000)
 Other participants....................................    (457,000)   (465,000)
                                                          ---------   ---------
 Accumulated benefit obligation........................   $(959,000)  $(976,000)
Fair value of plan assets, invested primarily in S&P
 500 common stocks and U.S. Government, government
 agency, municipal and listed corporate obligations....     603,000     619,000
                                                          ---------   ---------
Plan assets less than accumulated postretirement bene-
 fit obligation........................................   $(356,000)  $(357,000)
Unrecognized transition obligation.....................     392,000     387,000
Unrecognized prior service cost........................      29,000      29,000
Unrecognized net gain..................................    (280,000)   (288,000)
                                                          ---------   ---------
Accrued liability for postretirement benefits..........   $(215,000)  $(229,000)
                                                          =========   =========

  Different health care cost trends are used for pre-Medicare and post-Medicare medical expenses. The pre-Medicare trend rate was 9.5% at December 31, 1995, grading down in 0.5% annual increments and leveling off at 5.0%. The post-Medicare trend rate was 7.5% at December 31, 1995, grading down in 0.5% annual increments to 5.0%. The assumed discount rate was 7.5%. These rates were used to determine the accumulated benefit obligations. The effect of a 1% increase in the health care cost trend rate for each future year would increase the accumulated postretirement health care obligations by approximately $160 million.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months and twelve months ended March 31, 1995 and 1996 were as follows:

                                        THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                              MARCH 31            MARCH 31
                                        ------------------    -------------------
                                          1995      1996        1995      1996
                                        --------  --------    --------  ---------
                                               (THOUSANDS OF DOLLARS)
Service cost..........................  $ 11,000  $  8,000    $ 46,000  $  28,000
Interest cost on accumulated benefit
 obligation...........................    21,000    17,000      82,000     65,000
Actual return on plan assets..........   (35,000)  (24,000)    (41,000)  (126,000)
Amortization of transition obligation.     7,000     6,000      29,000     22,000
Severance plan cost...................       --        --          --      25,000
Other.................................    24,000     7,000         --      66,000
                                        --------  --------    --------  ---------
                                        $ 28,000  $ 14,000    $116,000  $  80,000
                                        ========  ========    ========  =========

  Postretirement benefit costs were determined under the rules prescribed by SFAS No. 106, including the use of the projected unit credit actuarial cost method. The discount rates used were 7.5%, 8.0% and 7.5%, respectively, for 1994, 1995 and 1996 periods and the estimated long-term rate of return of fund assets, net of income tax effects, were 9.04%, 9.32% and 9.38%, respectively, for 1994, 1995 and 1996 periods. Pre-Medicare health care cost trend rates were 14% for 1994 periods, grading down in 0.5% annual increments to 5.0%. Post-Medicare health care cost trend rates were 11.5% for 1994 periods, grading down in 0.5% annual increments to 5.0%. Pre-Medicare trend rates were 13.5% for the first three months of 1995 and 10% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. Post-Medicare trend rates were 11% for the first three months of 1995 and 8% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. The effect of a 1% increase in the health care cost trend rate for each future year would increase the aggregate of the service and interest cost components of postretirement benefit costs by approximately $20 million for the twelve months ended March 31, 1996.

  (14) SEPARATION PLAN COSTS. Operation and maintenance expenses included $97 million for the year 1995 related to a voluntary separation offer for union employees who accepted and left ComEd's employ by year-end 1995 combined with separation plans offered to selected groups of non-union employees. These employee separation plans reduced net income by $59 million or $0.27 per common share for the year 1995.

  (15) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1995 and March 31, 1996 were as follows:

                                                        DECEMBER 31, MARCH 31,
                                                            1995        1996
                                                        ------------ ----------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................   $3,379,987  $3,409,736
 Overheads capitalized................................      252,910     248,302
 Repair allowance.....................................      219,585     216,955
 Regulatory assets recoverable through future rates...    1,689,832   1,675,658
Deferred income tax assets:
 Postretirement benefits..............................     (235,360)   (245,308)
 Unbilled revenues....................................     (116,274)   (119,366)
 Alternative minimum tax..............................     (145,019)   (144,251)
 Unamortized investment tax credits to be settled
  through future rates................................     (452,210)   (447,509)
 Other regulatory liabilities to be settled through
  future rates........................................     (148,792)   (147,919)
 Other--net...........................................      (46,607)    (61,738)
                                                         ----------  ----------
Net deferred income tax liability.....................   $4,398,052  $4,384,560
                                                         ==========  ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

The $13 million decrease in the net deferred income tax liability from December 31, 1995 to March 31, 1996 is comprised of $24 million of deferred income tax expense, a $28 million decrease in the deferred income tax balance for AMT (before reflecting utilizations) and a $9 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months and twelve months ended March 31, 1995 and 1996 were as follows:

                                     THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                          MARCH 31             MARCH 31
                                     -------------------  --------------------
                                       1995      1996       1995       1996
                                     --------- ---------  ---------  ---------
                                             (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes..............  $ 64,981   $ 87,342   $187,964   $362,349
 Deferred income taxes.............    16,800     24,130    184,808    193,859
 Investment tax credits deferred--
  net..............................    (7,179)    (7,167)   (28,712)   (28,697)
Other (income) and deductions......      (227)    (4,126)   (25,353)   (11,584)
                                     --------  ---------  ---------  ---------
Net income taxes charged to
 continuing operations.............  $ 74,375   $100,179   $318,707   $515,927
                                     ========  =========  =========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1995 and 1996:

                                       THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                            MARCH 31            MARCH 31
                                       ------------------  --------------------
                                         1995      1996      1995       1996
                                       --------  --------  --------  ----------
                                              (THOUSANDS OF DOLLARS)
Net income before extraordinary item.  $ 88,601  $136,932  $407,514  $  707,864
Net income taxes charged to
 continuing operations...............    74,375   100,179   318,707     515,927
Provision for dividends on ComEd
 preferred and preference stocks.....    16,908    16,514    66,291      69,567
                                       --------  --------  --------  ----------
Pre-tax income before provision for
 dividends...........................  $179,884  $253,625  $792,512  $1,293,358
                                       ========  ========  ========  ==========
Effective income tax rate............      41.3%     39.5%     40.2%       39.9%
                                       ========  ========  ========  ==========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 1995 and 1996 were as follows:

                                       THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                             MARCH 31              MARCH 31
                                        -----------------  --------------------
                                         1995      1996      1995       1996
                                        -------  --------  ---------  ---------
                                               (THOUSANDS OF DOLLARS)
Federal income taxes computed at
 statutory rate.......................  $62,959  $ 88,769  $ 277,379   $452,675
Equity component of AFUDC which was
 excluded from taxable income.........     (733)   (1,644)    (6,077)    (5,507)
Amortization of investment tax
 credits..............................   (7,179)   (7,167)   (28,766)   (28,697)
State income taxes, net of federal
 income taxes.........................   10,396    13,402     45,535     68,978
Differences between book and tax
 accounting, primarily property-
 related deductions...................    8,498     5,882     28,750     45,148
Other--net............................      434       937      1,886    (16,670)
                                        -------  --------  ---------  ---------
Net income taxes charged to continuing
 operations...........................  $74,375  $100,179  $ 318,707   $515,927
                                        =======  ========  =========  =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Current federal income tax liabilities which were recorded prior to 1995 included excess amounts of AMT over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. The excess amounts of AMT were carried forward and portions were applied as credits against the post-1994 regular federal income tax liabilities. The remaining excess amounts of AMT can be carried forward indefinitely as credits against future periods' regular federal income tax liabilities.

  (16) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1995 and 1996 were as follows:

                                         THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                              MARCH 31            MARCH 31
                                         ------------------- -------------------
                                           1995      1996      1995      1996
                                         --------- --------- --------- ---------
                                                 (THOUSANDS OF DOLLARS)
Illinois public utility revenue......... $  56,178 $  58,511 $ 214,899 $ 231,879
Illinois invested capital...............    27,297    26,154   109,258   105,688
Municipal utility gross receipts........    38,045    41,579   147,716   171,292
Real estate.............................    46,831    45,128   182,422   174,691
Municipal compensation..................    17,790    19,095    72,712    79,907
Other--net..............................    23,764    27,772    70,670    78,175
                                         --------- --------- --------- ---------
                                         $ 209,905 $ 218,239 $ 797,677 $ 841,632
                                         ========= ========= ========= =========

  (17) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes, to finance the transactions. With respect to the commercial paper/bank borrowing portion, $20 million will expire on November 23, 1996, $10 million will expire on November 23, 1997 and $270 million will expire on November 23, 1998. ComEd has asked for an extension of the expiration dates. At March 31, 1996, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $646 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at March 31, 1996 for capital leases are estimated to aggregate $737 million, including $188 million in 1996, $205 million in 1997, $144 million in 1998, $92 million in 1999, $53 million in 2000 and $55 million in 2001-2043. The estimated interest component of such rental payments aggregates $93 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $168 million and $177 million at December 31, 1995 and March 31, 1996, respectively.

  Future minimum rental payments at March 31, 1996 for operating leases are estimated to aggregate $155 million, including $6 million in 1996, $10 million in 1997, $10 million in 1998, $10 million in 1999, $9 million in 2000 and $110 million in 2001-2024.

  (18) INVESTMENTS IN URANIUM-RELATED PROPERTIES. In May 1994, ComEd recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced net income for the twelve months ended March 31, 1995 by $34 million or $0.16 per common share.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (19) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad-Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment, operation or maintenance accounts and provides its own financing. At March 31, 1996, for its share of ownership in the station, ComEd had an investment of $596 million in production and transmission plant in service (before reduction of $187 million for the related accumulated provision for depreciation) and $52 million in construction work in progress.

  (20) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $1,157 million at March 31, 1996, comprised of approximately $1,122 million for ComEd and the Indiana Company and approximately $35 million for Unicom Thermal. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments.

  ComEd is a member of NML, established to provide insurance coverage against property damage to members' nuclear generating facilities. The members are subject to a retrospective premium adjustment in the event losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NML to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident. However, ComEd could be subject to a maximum assessment of approximately $54 million in any policy year, in the event losses exceed accumulated reserve funds.

  ComEd also is a member of NEIL, which provides insurance coverage against the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million occurring at nuclear stations. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident under the replacement power coverage and the property damage coverage. However, ComEd could be subject to maximum assessments, in any policy year, of approximately $26 million and $113 million in the event losses exceed accumulated reserve funds under the replacement power and property damage coverages, respectively.

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

  In addition, ComEd participates in the American Nuclear Insurers and Mutual Atomic Energy Liability Underwriters Master Worker Program which provides coverage for worker tort claims filed for bodily injury caused by the nuclear energy hazard. The coverage applies to workers whose "nuclear related employment" began after January 1, 1988. ComEd would currently be subject to a maximum assessment of approximately $36 million in the event losses exceed accumulated reserve funds.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED


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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities and as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1996) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been included on the Consolidated Balance Sheets as of December 31, 1995 and March 31, 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1995 and March 31, 1996, a reserve of $8 million has been included on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

LIQUIDITY AND CAPITAL RESOURCES

                              UTILITY OPERATIONS

  Construction Program. ComEd and the Indiana Company have a construction program for the years 1996-98 which consists principally of improvements to their existing nuclear and other electric production, transmission and distribution facilities. It does not include funds (other than for planning) to add new generating capacity to ComEd's system. The program, as currently approved by ComEd, calls for electric plant and equipment expenditures of approximately $2,784 million (excluding nuclear fuel expenditures of approximately $885 million). It is estimated that such construction expenditures, with cost escalation computed at 3.5% annually, will be as follows:

                                                           1996 1997 1998 TOTAL
                                                           ---- ---- ---- ------
                                                           (MILLIONS OF DOLLARS)
   Production............................................. $451 $385 $426 $1,262
   Transmission and Distribution..........................  392  405  410  1,207
   General................................................  110  110   95    315
                                                           ---- ---- ---- ------
      Total............................................... $953 $900 $931 $2,784
                                                           ==== ==== ==== ======

  Such construction program includes the replacement of the steam generators at ComEd's Braidwood Unit 1 and Byron Unit 1 nuclear generating units, for service prior to year-end 1999. The estimated replacement cost, including the cost of removal of the existing steam generators, is approximately $470 million. Approximately $355 million of this estimated cost is included in the construction expenditures shown above. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters" for additional information relating to the replacement of the steam generators.

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

  ComEd's construction program will be reviewed and modified as necessary to adapt to changing economic conditions, rate levels and other relevant factors including changing business and legal needs and requirements. ComEd cannot anticipate all such possible needs and requirements. While regulatory needs in particular are more likely, on balance, to require increases in construction expenditures than decreases, financial constraints may require compensating or greater reductions in other construction expenditures. See "Regulation" below and "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters" herein for additional information.

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $1,122 million at March 31, 1996. In addition, ComEd has substantial commitments for the purchase of coal as indicated in the following table.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1996-2007     $954
      Decker Coal Co. .................................. 1996-2015     $684
      Big Horn Coal Co. ................................ 1998          $ 22
      Other commitments................................. 1996-1997     $ 21

     --------
     (1) Estimated costs in millions of dollars FOB mine. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Results of Operations" below and Notes 1 and 20 of Notes to Financial Statements.

  The foregoing paragraphs in this "Construction Program" section include forward-looking statements with respect to the future levels of capital expenditures which are necessarily based upon assumptions regarding estimated costs and availability of materials and services as well as contingencies. Unforeseen events or conditions may require changes in the scope of work with consequent changes in the timing and level of the projected expenditures. In addition, changes in laws and regulations, or their interpretation and enforcement, can affect the scope of certain projects, the manner in which they are undertaken and the costs associated therewith. While ComEd gives consideration to such factors in developing its budgets, such consideration cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control upon project timing and cost. Consequently, actual results could differ materially from those described.

  Capital Resources. ComEd has forecast that internal sources will provide more than three-fourths of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities (the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt are summarized in Notes 6 and 8, respectively, of Notes to Financial Statements). The forecast assumes the rate levels reflected in the Rate Order remain in effect. See "Regulation" subcaption "Rate Matters" below for additional information.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 17 of Notes to Financial Statements for more information concerning ComEd's nuclear fuel lease facility. ComEd has approximately $915 million of unused bank lines of credit at March 31, 1996 which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon ComEd's credit ratings or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 9 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months and twelve months ended March 31, 1996.

  During the first three months of 1996, ComEd sold and leased back approximately $124 million of nuclear fuel through its existing nuclear fuel lease facility. See the Statements of Consolidated Cash Flows and Note 4 of Notes to Financial Statements for information regarding common stock activity.

  As of May 9, 1996, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $805 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  Financial Condition. ComEd's financial condition will continue to depend on its ability to generate revenues to cover its costs and to maintain adequate debt and preferred and preference stock coverages and common stock equity earnings. ComEd has no significant revenues other than from the sale of electricity. In December 1995, ComEd announced a cap on base electric rates at current levels. Consequently, ComEd's financial condition will be affected by, and ComEd's management is addressing, actions to maintain and increase sales, to control operating and capital expenditures and to anticipate competitive activities. See "Business and Competition" and "Regulation" below.

  On April 17, 1996, ComEd announced that it had finalized agreements to sell two of its coal-fired generating stations. State Line and Kincaid stations will be sold for a total of $250 million, which approximates the book value of the stations. The net proceeds, after income tax effects, will be approximately $200 million, which will be used to retire or redeem existing debt. Under the terms of the sales, ComEd will enter into exclusive 15-year purchased power agreements for the output of the plants. The agreements are subject to regulatory approval.

  See "Regulation" and "Part II. Other Information, Item 1. Legal Proceedings" herein for information concerning administrative and legal proceedings and certain other matters involving ComEd, the Indiana Company and Cotter. The outcome of certain of the proceedings or matters described or referred to therein, if not favorable to ComEd and the Indiana Company, could have a material adverse effect on the future business and operating results of Unicom, ComEd and the Indiana Company.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                STANDARD DUFF &
                                                        MOODY'S & POOR'S PHELPS
                                                        ------- -------- ------
      First mortgage and secured pollution control
       bonds..........................................   Baa2     BBB     BBB
      Publicly-held debentures and unsecured pollution
       control obligations............................   Baa3     BBB-    BBB-
      Convertible preferred stock.....................   baa3     BBB-    BBB-
      Preference stock................................   baa3     BBB-    BBB-
      ComEd-obligated mandatorily redeemable preferred
       securities of the Trust                           baa3     BBB-    BBB-
      Commercial paper................................   P-2      A-2     D-2

  As of April 1996, Moody's and Standard & Poor's rating outlooks on ComEd remained stable. In August 1995, Duff & Phelps upgraded its rating of ComEd's preferred and preference stock from BB+ to BBB- and reaffirmed that its rating outlook on ComEd remained stable. See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom's and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1995, for additional information regarding ComEd's securities ratings.

  Business and Competition. Traditionally, the electric utility industry has consisted of vertically integrated monopolies subject to extensive regulation. In recent years, market forces and federal and state regulatory actions have moved the industry toward competition. Both the state and federal regulatory framework under which ComEd and other electric utilities have operated are under review. As a result, electric utilities, including ComEd, are facing increased competition from non-utility businesses, as well as the prospect of competition from other electric utilities.

  Much of the debate surrounding deregulation and changed regulation centers on the transition of the industry from monopoly to non-monopoly status. In particular, the debate concerns the extent to which electric utilities will be permitted to recover "stranded" or "strandable" costs incurred to fulfill their duty to serve all of the electricity needs within their service territories. These costs would be stranded to the extent that market-based rates would be insufficient to allow for full recovery of the investments. Such costs include the costs incurred to meet the actual and anticipated needs of all customers in the service territory.

  The federal Energy Policy Act of 1992 has accelerated the move toward greater competition in the electric utility industry. That Act empowered the FERC to order electric utilities owning transmission lines to give other parties access to their systems to transmit or "wheel" power across the system for wholesale customers. Open access to transmission systems is expected to provide energy suppliers the opportunity to buy and sell energy at market-based prices across large distances.

  In April 1996, the FERC issued its Open Access Rule, ordering utilities to file open access tariffs with regard to their transmission systems. These tariffs set forth the terms, including prices, under which other parties may use a utility's transmission system. ComEd has filed an open access tariff with the FERC. The Rule requires the separation of the transmission operations and wholesale marketing functions so as to ensure that unaffiliated third parties have access to the same information as to system availability and other requirements. The Rule further requires utilities to operate an electronic bulletin board to make transmission price and access data available to all potential users. A key feature of the Rule is that it contemplates full recovery of a utility's costs stranded by competition and this change in federal policy. To recover strandable costs, the utility must show that it had a reasonable expectation that it would continue to serve the customer in question.

  In Illinois, a legislative proposal dealing with a reform of the state's Public Utilities Act is expected to be presented by the Joint Committee on Electric Utility Regulatory Reform (created by joint resolution of both houses of the Illinois General Assembly) on November 8, 1996. ComEd has been actively involved in this process as a member of the Technical Advisory Group. As part of this process, ComEd has submitted its own legislative reform proposal and responded to the proposals made by others.

  An important element of reform proposals under consideration is the ability of others to provide energy on a competitive basis with the utility, within a utility's service territory. This generally has included consideration of some future form of "retail wheeling" whereby a utility's transmission and distribution system is made available to alternative energy suppliers for delivery of their services to retail customers. In addition, some state governmental entities, such as cities, may elect to "municipalize" a utility's distribution facilities through condemnation proceedings. Such municipalities are then able to purchase electric power on a wholesale basis and resell it to end customers over the newly acquired facilities. The FERC Open Access Rule provides for the recovery of a utility's investments stranded by municipalization. While municipalization is possible under the present regulatory system, ComEd is not required to grant alternative electric suppliers access to its distribution system through any type of "retail wheeling."

  Retail wheeling and municipalization are significant issues for ComEd and other electric utility companies because of their potential to strand a utility's costs. Without the development of a more fully competitive market place, it is not possible to provide an estimate of strandable costs with any degree of accuracy. However, ComEd believes the amount would be material without allowance for recovery of costs and investments it incurred under its regulatory compact, including ComEd's duty to serve. Most reform proposals anticipating increased competition include some form of stranded cost recovery. ComEd is taking steps, such as cost-cutting measures and additional depreciation, to minimize its potential stranded investment.

  In addition to the increased competition expected to result from changes in regulation, ComEd is presently facing competition from several non-utility businesses seeking to provide energy services to customers, particularly larger and wholesale customers. Generally, these efforts have focused on self-generation and cogeneration alternatives to ComEd. ComEd is continuing to negotiate special contracts with larger customers who have other energy alternatives in order to retain their load and prevent uneconomic bypass of its system. On December 11, 1995, ComEd instituted a five-year base rate cap for all of its customers. The base rate cap does not affect ComEd's fuel cost or nuclear decommissioning cost recovery provisions. See Note 2 of Notes to Financial Statements for additional information about ComEd's base rate cap and other initiatives intended to give customers more choice and control over the services they seek and the price they pay. Also see "Regulation" and "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 47.9% at March 31, 1996 from 49.3% at December 31, 1995. This decrease is related primarily to the increase in current maturities of long-term debt reclassified to current liabilities.

                             UNREGULATED OPERATIONS

  Unicom Enterprises is engaged, through its subsidiaries, in energy service activities which are not subject to utility regulation by state or federal agencies. Its principal subsidiary, Unicom Thermal, currently provides district cooling services to office and other buildings from a central location in the city of Chicago. District cooling involves, in essence, the production of chilled water at a central location(s) and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used in lieu of self-generated cooling. As a result of the Clean Air Amendments, the manufacture of CFCs has been curtailed, commencing in January 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as Unicom Thermal's district cooling. Unicom Thermal and the city of Chicago have entered into a non-exclusive franchise agreement. Unicom Thermal's first plant began service in May 1995, and sufficient contracts have been secured to utilize the full capacity of the plant. In January 1996, Unicom Thermal Technologies Boston Inc., a subsidiary of Unicom Thermal, became a minority participant with Boston Edison Technologies Group, Inc. in a venture to provide district cooling services to office and other buildings in the city of Boston.

  Construction Program. Unicom has approved capital expenditures for the years 1996-98 of approximately $100 million for Unicom Thermal, primarily representing the construction costs of its district cooling facilities in the cities of Chicago and Boston. Construction of its first district cooling facility in Chicago was completed in May 1995 and cost approximately $30 million. Unicom Thermal began construction on two additional cooling facilities in 1995. As of March 31, 1996, Unicom Thermal's purchase commitments, principally related to construction, were approximately $35 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire in 1998, of which $158 million was unused as of March 31, 1996. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 9 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom's and Unicom Enterprises' operations.

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

  Rate Matters. On January 9, 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates,
(ii) the collection of municipal franchise costs on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for additional information related to the level of decommissioning cost collections. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of March 31, 1996, electric operating revenues of approximately $399 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court. See "Business and Competition" herein and Note 2 of Notes to Financial Statements for additional information.

  Nuclear Matters. During 1992, the NRC placed ComEd's Dresden station on its list of plants to be monitored closely and Dresden station remains on the list. In June 1995, the NRC reported that over the past year performance at Dresden was cyclical, that plant material condition needed to be improved at Dresden and that a more effective work management system was needed to deal with the corrective maintenance backlog. In January 1996, the NRC noted improvement but indicated that certain of the same concerns continue to exist. The NRC also stated that the effectiveness of the recent improvement efforts must be sustained.

  Because of the age of Zion, Dresden and Quad-Cities stations, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations. Recently, ComEd restructured its management of its nuclear operations division and since that time has committed additional resources to the stations' operations. In addition, generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994. Certain intervenors appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance. However, in May 1996, the Illinois Appellate Court affirmed the ICC order. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," for additional information.

  ComEd estimates that it will expend approximately $15.5 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs, which are estimated to aggregate $3.7 billion in current-year (1996) dollars, are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" for additional information regarding decommissioning costs.

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

RESULTS OF OPERATIONS

  Unicom's earnings per common share for the three months ended March 31, 1996 were $0.64 compared to $0.41 for the three months ended March 31, 1995, and $3.20 for the twelve months ended March 31, 1996 compared to $1.90 for the twelve months ended March 31, 1995. Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the results of operations for ComEd alone.

  Net Income. The increase in ComEd's earnings in the recent three-month period reflects, among other factors, higher operating revenues as a result of higher sales to retail customers and, to a lesser extent, the effects of the Rate Order, as compared to the three months ended March 31, 1995. Also contributing to the higher earnings for the recent three-month period was a decrease in interest expense and operation and maintenance expenses as compared to the three months ended March 31, 1995.

  The increase in the recent twelve-month period reflects, among other factors, higher operating revenues primarily due to significantly higher kilowatthour sales and the higher rate levels which became effective in January 1995 under the Rate Order. The higher kilowatthour sales reflect the unusually hot summer weather in 1995. The results for the twelve months ended March 31, 1996 were also affected by higher operation and maintenance expenses, which reflect an after-tax charge of $59 million or $0.27 per common share, recorded in 1995, for a voluntary separation offer for union employees who accepted and left ComEd's employ by year-end 1995 combined with separation plans offered to selected groups of non-union employees. ComEd also recorded an after-tax charge of $20 million or $0.09 per common share related to the early redemption of $645 million of long-term debt in 1995. The results for the twelve months ended March 31, 1995 reflect an after-tax charge of $11 million or $0.05 per common share for additional pension costs related to an early retirement offer made to certain employees during 1994 and a reduction in the carrying value of its investments in uranium-related properties in 1994, which reduced net income by $34 million or $0.16 per common share.

  Kilowatthour Sales. Kilowatthour sales to ultimate consumers for the three months and twelve months ended March 31, 1996 increased 5.8% and 6.7%, respectively, compared to the three months and twelve months ended March 31, 1995. The increase in the recent three-month period reflects higher kilowatthour sales to all classes of customers due to a colder winter as compared to the same period in the prior year and economic strength in the industrial sector of ComEd's service territory. The increase in the recent twelve-month period reflects higher kilowatthour sales to all classes of customers, reflecting the unusually hot summer weather in 1995 as compared to the twelve months ended March 31, 1995. Kilowatthour sales including sales for resale increased 3.4% and 6.7% during the three-month and twelve-month periods ended March 31, 1996, respectively, compared to the same periods ended March 31, 1995.

  Operating Revenues. Operating revenues increased in the three months ended March 31, 1996 compared to the three months ended March 31, 1995, reflecting the higher kilowatthour sales to retail customers discussed above, and to a lesser extent, the effects of the Rate Order. Operating revenues increased in the twelve months ended March 31, 1996 compared to the twelve months ended March 31, 1995, primarily as a result of higher kilowatthour sales described above and higher rate levels under the Rate Order.

  Fuel Costs. Changes in fuel expense for the three months and twelve months ended March 31, 1996 as compared to the same periods ended March 31, 1995 primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                        MARCH 31              MARCH 31
                                                   --------------------  --------------------
                                                     1995       1996       1995       1996
                                                   ---------  ---------  ---------  ---------
   Cost of fuel consumed (per million Btu):
    Nuclear......................................      $0.53      $0.52      $0.53      $0.52
    Coal.........................................      $2.44      $2.44      $2.35      $2.43
    Oil..........................................      $2.74      $3.07      $2.93      $3.10
    Natural gas..................................      $1.77      $3.04      $2.07      $1.97
    Average all fuels............................      $1.05      $1.04      $1.07      $1.04
   Net generation of electric energy (millions of
    kilowatthours)...............................     24,197     23,493     92,227     95,904
   Fuel sources of kilowatthour generation:
    Nuclear......................................         73%        74%        71%        73%
    Coal.........................................         25         24         25         24
    Oil..........................................         --          1          1          1
    Natural gas..................................          2          1          3          2
                                                   ---------  ---------  ---------  ---------
                                                         100%       100%       100%       100%
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

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices and ComEd has significant purchase commitments under its contracts. In addition, as of March 31, 1996, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $435 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and Notes 1 and 20 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd and the Indiana Company's generating units and the availability and cost of power from other utilities.

  The number and average cost of kilowatthours purchased were as follows:


                                          THREE MONTHS ENDED       TWELVE MONTHS ENDED
                                               MARCH 31                 MARCH 31
                                          ------------------       -------------------
                                            1995      1996           1995       1996
                                          --------  --------       --------   --------
   Kilowatthours (millions)..............     209     1,471          1,623      3,737
   Cost per kilowatthour.................    1.69c     2.14c          2.80c      2.47c

  Deferred Under or Overrecovered Energy Costs--Net. Operating expenses for the three months and twelve months ended March 31, 1996 and 1995 include the net change in under or overrecovered allowable energy costs under ComEd's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy Costs."

  Operation and Maintenance Expenses. ComEd's operation and maintenance expenses decreased 3.4% and increased 4.6% for the three months and twelve months ended March 31, 1996, respectively, compared to the same periods ended March 31, 1995. The decrease in the current three-month period primarily reflects lower operation and maintenance expenses associated with nuclear generating stations, transmission and distribution facilities, pensions and other employee benefits, including postretirement health care benefits and certain administrative and general costs, partially offset by increased expenses associated with fossil generating stations. The increase in the current twelve-month period primarily reflects higher operation and maintenance expenses associated with nuclear and fossil generating stations, customer-related activities, voluntary employee separation plans and incentive compensation programs, partially offset by lower expenses associated with transmission and distribution facilities, pensions and other employee benefits, including postretirement health care benefits and certain administrative and general costs. The effects of inflation are reflected in the increases and decreases discussed below and have increased operation and maintenance expenses for the three months and twelve months ended March 31, 1996.

  Operation and maintenance expenses associated with the nuclear generating stations tend to be affected by the number of outages (both scheduled and non-scheduled) of the units, during which a greater number of activities related to inspection, maintenance and improvement are scheduled and carried out. Such expenses decreased $6 million for the three months ended March 31, 1996 and increased $19 million for the twelve months ended March 31, 1996 compared to the same periods ended March 31, 1995. The decrease in operation and maintenance expenses for the recent three-month period is primarily due to activities undertaken during scheduled and non-scheduled outages and a reduction in personnel, partially offset by increased expenses related to plant improvement and repair efforts performed concurrently with a scheduled refueling outage at Dresden station. The increase for the current twelve-month period is primarily due to increased expenses related to plant improvement and repair efforts performed concurrently with a scheduled refueling outage at Dresden station. Future operation and maintenance expenses associated with nuclear generating stations may be significantly affected by regulatory, operational and other requirements. See "Nuclear Matters" under "Regulation" above and "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters."

  In March 1996, ComEd's Board of Directors authorized a program of additional expenditures related to its nuclear operations. The program consists of various operation, maintenance and capital expenditure items, and overall includes an $89 million increase in ComEd's three-year construction budget. Nuclear operation and maintenance expenses are anticipated to be approximately $70 million higher than budgeted, or $50 million higher in 1996 than in 1995. The program further contemplates that ComEd's nuclear operation and maintenance expenses will be at a similarly increased level for 1997. The changes were based upon a determination by ComEd's Board that it would be prudent to accelerate certain nuclear capital projects previously scheduled for later years and to implement an intensive program to make various operation and maintenance improvements in a shorter period of time than was originally planned.

  Operation and maintenance expenses associated with fossil generating stations also tend to be affected by the number of outages in the same manner as nuclear generating stations. Such expenses increased $19 million and $34 million for the three months and twelve months ended March 31, 1996, respectively, compared to the same periods ended March 31, 1995. The increases in the recent three-month and twelve-month periods reflect an increase in the scope of scheduled overhauls to upgrade plant performance, partially offset by a reduction of personnel.

  Operation and maintenance expenses associated with ComEd's transmission and distribution system decreased $3 million and $4 million in the three months and twelve months ended March 31, 1996, respectively, compared to the same periods ended March 31, 1995. The decrease in the recent three-month period reflects a reduction in personnel. The decrease in the recent twelve-month period reflects the effects of ComEd's cost containment efforts. Operation and maintenance expenses associated with ComEd's customer-related activities, including customer assistance and energy sales services, increased $10 million in the twelve-month period ended March 31, 1996 compared to the same period ended March 31, 1995.

  Operation and maintenance expenses in the twelve months ended March 31, 1996 and 1995 reflect $65 million and $50 million, respectively, for employee incentive compensation plan costs related to the achievement of certain financial performance, cost containment and operating performance goals in 1995 and 1994, respectively.

  Operation and maintenance expenses for pension and other employee benefits, including postretirement health care benefits, decreased $15 million and $41 million in the three months and twelve months ended March 31, 1996, respectively, compared to the same periods ended March 31, 1995. The decrease in the recent three-month period reflects a decrease of $13 million in the provision for postretirement health care benefits and a decrease of $2 million for certain other employee benefits. The decrease in the recent twelve-month period reflects a decrease of $52 million in the provision for postretirement health care benefits, partially offset by a $25 million increase for the portion of the costs of the voluntary employee separation plans related to postretirement health care benefits and an increase of $4 million for certain other employee benefits. The twelve-month period ended March 31, 1995 includes $18 million in pension costs related to an early retirement program offered in 1994. See Note 14 of Notes to Financial Statements for additional information regarding the employee separation plans offered in 1995.

  Operation and maintenance expenses in the twelve months ended March 31, 1996 reflect $72 million recorded in 1995 for the portion of the costs of the voluntary employee separation plans not related to the postretirement health care benefits described above. See Note 14 of Notes to Financial Statements for additional information regarding the employee separation plans offered in 1995.

  Certain administrative and general costs decreased $8 million and $5 million for the three months and twelve months ended March 31, 1996, respectively, compared to the same periods ended March 31, 1995. The decreases in the recent three-month and twelve-month periods were due to a variety of reasons including a decrease in expenses related to the provision for injuries and damages.

  Depreciation. Depreciation expense for the three months and twelve months ended March 31, 1996 increased over the same periods a year ago as a result of additions to plant in service. In March 1996, ComEd filed a request for ICC approval of an additional depreciation initiative. ComEd also continues to consider the possibility of additional depreciation options. See "Depreciation and Decommissioning" in Note 1 and Note 2 of Notes to Financial Statements for additional information.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months and twelve months ended March 31, 1996 compared to the same periods ended March 31, 1995 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                 THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                      MARCH 31              MARCH 31
                                --------------------- ---------------------
                                   1995       1996       1995       1996
                                ---------- ---------- ---------- ----------
      Long-term debt outstand-
       ing:
       Average amount
        (millions)............    $7,842     $6,724     $7,888     $7,269
       Average interest rate..      7.76%      7.72%      7.81%      7.75%
      Notes payable outstand-
       ing:
       Average amount
        (millions)............    $    7     $  289     $    9     $  121
       Average interest rate..      8.59%      5.91%      7.00%      6.09%

  Deferred Carrying Charges. In the Remand Order, the ICC provided that, for ratemaking purposes, deferred carrying charges on the reasonable and "used and useful" plant costs of the Units for the period April 1, 1989 until approximately March 20, 1991, the date under the Remand Order that the Units were reflected in rates, could be deferred and amortized. Such costs of approximately $410 million and $407 million at December 31, 1995 and March 31, 1996, respectively, have been included on the Consolidated Balance Sheets in regulatory assets. Amortization of deferred carrying charges was $3 million for the three months ended March 31, 1995 and 1996, and $13 million for the twelve months ended March 31, 1995 and 1996.

  Decommissioning. The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including ComEd, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for nuclear decommissioning costs and it issued an exposure draft in February 1996 requesting written comment. If current electric utility industry accounting practices for such decommissioning costs are changed, annual provisions for decommissioning could increase and the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation. Unicom does not believe that such changes, if required, would have an adverse effect on results of operations due to ComEd's current and future ability to recover decommissioning costs through rates.

  Investments in Uranium-Related Properties. In May 1994, ComEd recorded a reduction in the carrying value of its investments in uranium-related properties after completing a review of various alternatives and reassessing the long-term recoverability of those investments. The effects of the reduction reduced net income for the twelve months ended March 31, 1995 by $34 million or $0.16 per common share.

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended December 31, 1995 and March 31, 1996 were 2.79 and 2.95, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended December 31, 1995 and March 31, 1996 were 2.39 and 2.51, respectively.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of December 31, 1995 and March 31, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month and twelve-month periods ended March 31, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of December 31, 1995 and March 31, 1996, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1995 and 1996, in conformity with generally accepted accounting principles.


                                           Arthur Andersen LLP
Chicago, Illinois
May 9, 1996

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months and twelve months ended March 31, 1995 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, competition, taxes, environmental control, energy use, fuel supply, cost of labor, fuel and purchased power and other matters, the nature and effect of which cannot now be determined.

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31                 MARCH 31
                                ----------------------  -----------------------
                                   1995        1996        1995        1996
                                ----------  ----------  ----------  -----------
                                       (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating Reve-
 nues:
 Operating revenues............ $1,578,136  $1,683,489  $6,340,574  $ 7,015,139
 Provisions for revenue
  refunds......................         --          --       (9,667)         --
                                ----------  ----------  ----------  -----------
                                $1,578,136  $1,683,489  $6,330,907  $ 7,015,139
                                ----------  ----------  ----------  -----------
Electric Operating Expenses
 and Taxes:
 Fuel.......................... $  272,857  $  260,972  $1,058,494  $ 1,077,956
 Purchased power...............      3,543      31,439      45,517       92,274
 Deferred (under)/over-
  recovered energy costs--net..     (3,363)     23,002     (13,176)      23,633
 Operation.....................    383,744     347,447   1,510,853    1,561,666
 Maintenance...................    145,326     163,547     541,370      584,970
 Depreciation..................    225,088     230,611     890,598      902,828
 Recovery of regulatory assets.      3,818       3,818      15,272       15,272
 Taxes (except income).........    209,757     218,130     797,479      840,400
 Income taxes--
   Current--Federal............     53,589      67,712     177,242      271,207
   --State.....................     11,740      21,189      12,941       96,587
   Deferred--Federal--net......     12,578      23,871     123,390      183,695
   --State--net................      4,489         207      62,366       11,322
 Investment tax credits
  deferred--net...............      (7,179)     (7,167)    (28,712)     (28,697)
                                ----------  ----------  ----------  -----------
                                $1,315,987  $1,384,778  $5,193,634  $ 5,633,113
                                ----------  ----------  ----------  -----------
Electric Operating Income...... $  262,149  $  298,711  $1,137,273  $ 1,382,026
                                ----------  ----------  ----------  -----------
Other Income and (Deductions):
 Interest on long-term debt.... $ (152,197) $ (129,730) $ (616,270) $  (563,338)
 Interest on notes payable.....       (151)     (4,251)       (622)      (7,380)
 Allowance for funds used
  during construction--
   Borrowed funds..............      1,685       4,898      14,419       14,350
   Equity funds................      2,093       4,698      17,364       15,735
 Income taxes applicable to
  nonoperating activities......        268       4,276      30,075        9,094
 Interest and other costs for
  1993 Settlements.............        (61)        --      (11,049)          (1)
 Provision for dividends on
  company-obligated mandatorily
  redeemable preferred
  securities of subsidiary
  trust........................         --      (4,240)        --        (8,668)
 Miscellaneous--net............     (6,740)    (18,471)    (91,763)     (55,796)
                                ----------  ----------  ----------  -----------
                                $ (155,103) $ (142,820) $ (657,846) $  (596,004)
                                ----------  ----------  ----------  -----------
Net Income Before Extraordinary
 Item.......................... $  107,046  $  155,891  $  479,427  $   786,022
Extraordinary Loss Related to
 Early Redemption of Long-Term
 Debt, Less Applicable Income
 Taxes.........................        --          --          --       (20,022)
                                ----------  ----------  ----------  -----------
Net Income..................... $  107,046  $  155,891  $  479,427  $   766,000
Provision for Dividends on
 Preferred and Preference
 Stocks........................     16,908      16,514      66,291       69,567
                                ----------  ----------  ----------  -----------
Net Income on Common Stock..... $   90,138  $  139,377  $  413,136  $   696,433
                                ==========  ==========  ==========  ===========
Average Number of Common
 Shares Outstanding............    214,191     214,195     214,111      214,194
Earnings per Common Share
 Before Extraordinary Item.....      $0.42       $0.65       $1.93       $ 3.34
Extraordinary Loss Related to
 Early Redemption of Long-Term
 Debt, Less Applicable Income
 Taxes.........................        --          --          --         (0.09)
                                ----------  ----------  ----------  -----------
Earnings per Common Share......      $0.42       $0.65       $1.93       $ 3.25
                                ==========  ==========  ==========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   MARCH 31,
                       ASSETS                             1995         1996
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,105 million
   and $1,060 million, respectively)................. $27,052,778   $27,325,321
  Less--Accumulated provision for depreciation.......  10,565,093    10,768,406
                                                      -----------   -----------
                                                      $16,487,685   $16,556,915
  Nuclear fuel, at amortized cost....................     734,667       710,103
                                                      -----------   -----------
                                                      $17,222,352   $17,267,018
                                                      -----------   -----------
Investments:
  Nuclear decommissioning funds...................... $ 1,237,527   $ 1,329,879
  Subsidiary companies...............................     113,657       117,407
  Other investments, at cost.........................      20,478        16,534
                                                      -----------   -----------
                                                      $ 1,371,662   $ 1,463,820
                                                      -----------   -----------
Current Assets:
  Cash............................................... $       972   $       852
  Temporary cash investments.........................      14,138        20,162
  Special deposits...................................       3,546         1,446
  Receivables--
    Customers........................................     579,861       583,969
    Taxes............................................      75,536           --
    Other............................................      82,824        43,726
    Provisions for uncollectible accounts............     (11,828)      (11,985)
  Coal and fuel oil, at average cost.................     129,176       144,667
  Materials and supplies, at average cost............     333,539       335,142
  Deferred unrecovered energy costs..................      46,028        75,644
  Deferred income taxes related to current assets and
   liabilities.......................................     107,931       122,283
  Prepayments and other..............................      44,661        50,855
                                                      -----------   -----------
                                                      $ 1,406,384   $ 1,366,761
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,467,386   $ 2,452,975
  Unrecovered energy costs...........................     588,152       517,901
  Other..............................................      63,124        53,317
                                                      -----------   -----------
                                                      $ 3,118,662   $ 3,024,193
                                                      -----------   -----------
                                                      $23,119,060   $23,121,792
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,  MARCH 31,
            CAPITALIZATION AND LIABILITIES                 1995        1996
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,706,130  $ 5,759,854
  Preferred and preference stocks without mandatory
   redemption requirements............................     508,034      508,009
  Preference stock subject to mandatory redemption re-
   quirements.........................................     261,475      261,475
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust*....................     200,000      200,000
  Long-term debt......................................   6,488,434    6,188,168
                                                       -----------  -----------
                                                       $13,164,073  $12,917,506
                                                       -----------  -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $   261,000  $   228,000
    Bank loans........................................       7,150        7,550
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations.....     433,299      740,088
  Accounts payable....................................     614,283      459,997
  Accrued interest....................................     170,284      146,214
  Accrued taxes.......................................     215,965      289,679
  Dividends payable...................................     102,192      106,432
  Customer deposits...................................      44,521       44,286
  Other...............................................      93,841       84,439
                                                       -----------  -----------
                                                       $ 1,942,535  $ 2,106,685
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,506,704  $ 4,507,519
  Accumulated deferred investment tax credits.........     689,041      681,875
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     624,191      632,393
  Obligations under capital leases....................     373,697      431,329
  Regulatory liabilities..............................     601,002      595,428
  Other...............................................   1,217,817    1,249,057
                                                       -----------  -----------
                                                       $ 8,012,452  $ 8,097,601
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,119,060  $23,121,792
                                                       ===========  ===========

  *As described in Note 7 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035.

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                      DECEMBER 31,   MARCH 31,
                                                          1995         1996
                                                      ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,194,950 shares and 214,195,814
    shares, respectively............................. $ 2,677,437   $ 2,677,448
  Premium on common stock and other paid-in capital..   2,223,004     2,223,018
  Capital stock and warrant expense..................     (16,159)      (16,159)
  Retained earnings..................................     821,848       875,547
                                                      -----------   -----------
                                                      $ 5,706,130   $ 5,759,854
                                                      -----------   -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957   $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--96,753 shares and 95,966 shares, re-
    spectively.......................................       3,077         3,052
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --            --
                                                      -----------   -----------
                                                      $   508,034   $   508,009
                                                      -----------   -----------
Preference Stock Subject to Mandatory Redemption Re-
 quirements:
  Preference stock, cumulative, without par value--
   Outstanding--2,934,990 shares..................... $   292,163   $   292,163
  Current redemption requirements for preference
   stock included in current liabilities.............     (30,688)      (30,688)
                                                      -----------   -----------
                                                      $   261,475   $   261,475
                                                      -----------   -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust:
  Outstanding--8,000,000............................. $   200,000   $   200,000
                                                      -----------   -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1995 through 2000--5 1/4% to 9 3/8%..... $ 1,170,000   $ 1,170,000
    Maturing 2001 through 2010--5.30% to 8 3/8%......   1,465,400     1,465,400
    Maturing 2011 through 2020--5.85% to 9 7/8%......   1,266,000     1,266,000
    Maturing 2021 through 2023--7 3/4% to 9 1/8%.....   1,385,000     1,385,000
                                                      -----------   -----------
                                                      $ 5,286,400   $ 5,286,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     110,505       110,505
  Pollution control obligations, due 2004 through
   2014--3.30% to 6 7/8%.............................     317,200       317,200
  Other long-term debt...............................   1,064,318     1,064,277
  Deposit for retirement of long-term debt...........         --         (3,618)
  Current maturities of long-term debt included in
   current liabilities...............................    (234,893)     (532,688)
  Unamortized net debt discount and premium..........     (55,096)      (53,908)
                                                      -----------   -----------
                                                      $ 6,488,434   $ 6,188,168
                                                      -----------   -----------
                                                      $13,164,073   $12,917,506
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                        THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                             MARCH 31            MARCH 31
                                        ------------------- -------------------
                                          1995      1996      1995      1996
                                        --------- --------- -------- ----------
                                                (THOUSANDS OF DOLLARS)
Balance at Beginning of Period......... $ 517,335 $ 821,848 $499,655 $  521,795
Add--Net income........................   107,046   155,891  479,427    766,000
                                        --------- --------- -------- ----------
                                        $ 624,381 $ 977,739 $979,082 $1,287,795
                                        --------- --------- -------- ----------
Deduct--
   Dividends declared on--
    Common stock....................... $  85,678 $  85,678 $390,441 $  342,711
    Preferred and preference stocks....    16,908    16,514   66,746     66,461
   Other capital stock transactions--
    net................................       --        --       100      3,076
                                        --------- --------- -------- ----------
                                        $ 102,586 $ 102,192 $457,287 $  412,248
                                        --------- --------- -------- ----------
Balance at End of Period............... $ 521,795 $ 875,547 $521,795 $  875,547
                                        ========= ========= ======== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                       MARCH 31                MARCH 31
                                  --------------------  -----------------------
                                    1995       1996        1995        1996
                                  ---------  ---------  ----------  -----------
                                            (THOUSANDS OF DOLLARS)
Cash Flow from Operating Activi-
 ties:
 Net income.....................  $ 107,046  $ 155,891  $  479,427  $   766,000
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortiza-
    tion........................    238,612    240,874     935,214      950,946
   Deferred income taxes and in-
    vestment tax credits--net...     10,282     16,208     141,778      164,222
   Extraordinary loss related to
    early redemption of long-
    term debt...................        --         --          --        33,158
   Equity component of allowance
    for funds used during
    construction................     (2,093)    (4,698)    (17,364)     (15,735)
   Provisions for revenue
    refunds and related
    interest....................        --         --       20,779         (233)
   Revenue refunds and related
    interest....................     15,115        --     (859,984)          21
   Recovery of regulatory as-
    sets........................      3,818      3,818      15,272       15,272
   Provisions/(payments) for li-
    ability for early retirement
    and separation costs--net...        380    (32,303)     18,353       28,030
   Net effect on cash flows of
    changes in:
     Receivables................      2,020    110,683     (96,369)     (60,548)
     Coal and fuel oil..........    (11,624)   (15,491)    (11,516)     (24,171)
     Materials and supplies.....     13,607     (1,603)     34,702       35,863
     Accounts payable excluding
      nuclear fuel lease
      principal payments and
      early retirement and
      separation costs--net.....     17,227    (65,812)    187,094      382,437
     Accrued interest and taxes.     83,018     49,644     105,121      (39,139)
     Other changes in certain
      current assets and
      liabilities...............      6,559      9,271     (66,713)      29,266
   Other--net...................     83,578      3,492     168,034       61,310
                                  ---------  ---------  ----------  -----------
                                  $ 567,545  $ 469,974  $1,053,828  $ 2,326,699
                                  ---------  ---------  ----------  -----------
Cash Flow from Investing Activi-
 ties:
 Construction expenditures......  $(201,018) $(280,834) $ (734,242) $  (979,182)
 Nuclear fuel expenditures......    (38,857)   (34,419)   (247,372)    (284,680)
 Equity component of allowance
  for funds used during
  construction..................      2,093      4,698      17,364       15,735
 Contributions to nuclear
  decommissioning funds.........    (96,229)   (83,178)   (132,550)    (119,602)
 Investment in subsidiary com-
  panies........................        --         --          (49)          (8)
 Other investments and special
  deposits......................     (8,070)       (48)    542,678       27,627
                                  ---------  ---------  ----------  -----------
                                  $(342,081) $(393,781) $ (554,171) $(1,340,110)
                                  ---------  ---------  ----------  -----------
Cash Flow from Financing Activi-
 ties:
 Issuance of securities--
  Long-term debt................  $     --   $     --   $  480,751  $       --
  Preferred securities of sub-
   sidiary trust................        --         --          --       200,000
  Capital stock.................        --         --       76,936           (1)
 Retirement and redemption of
  securities--
  Long-term debt................    (29,637)       (41)   (678,260)  (1,107,677)
  Capital stock.................        --         --      (17,709)     (17,822)
 Deposits and securities held
  for retirement and redemption
  of securities.................     (1,674)    (3,618)     14,405       (1,838)
 Premium paid on early redemp-
  tion of long-term debt........        --         --       (4,064)     (25,823)
 Cash dividends paid on capital
  stock.........................   (102,585)  (102,192)   (447,880)    (409,564)
 Proceeds from sale/leaseback
  of nuclear fuel...............    115,340    124,213     305,025      202,088
 Nuclear fuel lease principal
  payments......................    (62,785)   (56,051)   (219,029)    (231,111)
 Increase (Decrease) in short-
  term borrowings...............        --     (32,600)      1,050      228,400
                                  ---------  ---------  ----------  -----------
                                  $ (81,341) $ (70,289) $ (488,775) $(1,163,348)
                                  ---------  ---------  ----------  -----------
Increase (Decrease) in Cash and
 Temporary Cash Investments.....  $ 144,123  $   5,904  $   10,882  $  (176,759)
Cash and Temporary Cash
 Investments at Beginning of
 Period.........................     53,650     15,110     186,891      197,773
                                  ---------  ---------  ----------  -----------
Cash and Temporary Cash Invest-
 ments at End of Period.........  $ 197,773  $  21,014  $  197,773  $    21,014
                                  =========  =========  ==========  ===========

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

  Holding Company Restructuring. Effective September 1, 1994, Unicom became the parent holding company of ComEd and Unicom Enterprises in a corporate restructuring. Previously, Unicom Enterprises was a wholly-owned subsidiary of ComEd. The restructuring was accounted for by the pooling-of-interests method. In the restructuring, each of the 214,185,572 outstanding shares of ComEd common stock, par value $12.50 per share, was converted into one fully paid and non-assessable share of Unicom common stock, without par value. In addition, the outstanding shares of the common stock of CECo Merging Corporation (a wholly-owned subsidiary of ComEd created to effect the restructuring) were converted into the same number of shares of ComEd common stock, par value $12.50 per share, outstanding immediately prior to the restructuring. The preferred and preference stocks, common stock purchase warrants, first mortgage bonds and other debt obligations of ComEd were unchanged in the restructuring and remain as ComEd's outstanding securities and obligations.

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $176.9 million and $157.5 million for the three months ended March 31, 1995 and 1996, respectively, and $716.3 million and $673.6 million for the twelve months ended March 31, 1995 and 1996, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 1995 and 1996 was as follows:

                                      THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                           MARCH 31             MARCH 31
                                      -------------------- -------------------
                                        1995       1996      1995      1996
                                      ---------  --------- --------- ---------
                                              (THOUSANDS OF DOLLARS)
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capital-
    ized)............................ $ 171,255  $ 156,610 $ 643,732 $ 589,557
   Income taxes (net of refunds)..... $ (30,421) $     --  $  98,045 $ 399,263
Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
 Capital lease obligations incurred.. $ 116,810  $ 125,492 $ 309,028 $ 207,259

  (2) RATE MATTERS. See Unicom's Note 2 of Notes to Financial Statements.

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At March 31, 1996, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--23,244,990

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES shares; $1.425 convertible preferred stock--95,966 shares; and prior preferred stock-- 850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (4) COMMON STOCK. At March 31, 1996, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock..................  97,885
      Conversion of warrants............................................  27,512
                                                                         -------
                                                                         125,397
                                                                         =======

  During the three months and twelve months ended March 31, 1995 and 1996, shares of common stock were issued as follows:

                                        THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                             MARCH 31             MARCH 31
                                        -------------------- --------------------
                                          1995       1996       1995      1996
                                        ---------- --------- ---------- ---------
Employee Stock Purchase Plan...........        --       --      154,710      --
Employee Savings and Investment Plan...        --       --       43,400      --
Conversion of $1.425 convertible
 preferred stock.......................      1,070      801     185,370    3,361
Conversion of warrants.................        130       63      13,646      232
                                        ---------- --------  ---------- --------
                                             1,200      864     397,126    3,593
                                        ========== ========  ========== ========

  At December 31, 1995 and March 31, 1996, 82,742 and 82,536 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  (5) PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. See Unicom's Note 5 of Notes to Financial Statements.

  (6) PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. See Unicom's Note 6 of Notes to Financial Statements.

  (7) COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF COMED FINANCING I. See Unicom's Note 7 of Notes to Financial Statements.

  (8) LONG-TERM DEBT. See Unicom's Note 8 of Notes to Financial Statements.

  (9) LINES OF CREDIT. See the first paragraph of Unicom's Note 9 of Notes to Financial Statements.

  (10) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 10 of Notes to Financial Statements.

  (11) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 11 of Notes to Financial Statements.

  (12) PENSION BENEFITS. See Unicom's Note 12 of Notes to Financial Statements.

  (13) POSTRETIREMENT BENEFITS. See Unicom's Note 13 of Notes to Financial Statements.

  (14) SEPARATION PLAN COSTS. See Unicom's Note 14 of Notes to Financial Statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (15) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1995 and March 31, 1996 were as follows:

                                                        DECEMBER 31, MARCH 31,
                                                            1995        1996
                                                        ------------ ----------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized
  depreciation, net of removal costs..................   $3,379,987  $3,409,736
 Overheads capitalized................................      252,910     248,302
 Repair allowance.....................................      219,585     216,955
 Regulatory assets recoverable through future rates...    1,689,832   1,675,658
Deferred income tax assets:
 Postretirement benefits..............................     (235,353)   (245,299)
 Unbilled revenues....................................     (116,274)   (119,366)
 Alternative minimum tax..............................     (145,019)   (144,251)
 Unamortized investment tax credits to be settled
  through future rates................................     (452,210)   (447,509)
 Other regulatory liabilities to be settled through
  future rates........................................     (148,792)   (147,919)
 Other--net...........................................      (45,893)    (61,071)
                                                         ----------  ----------
Net deferred income tax liability.....................   $4,398,773  $4,385,236
                                                         ==========  ==========

The $13 million decrease in the net deferred income tax liability from December 31, 1995 to March 31, 1996 is comprised of $24 million of deferred income tax expense, a $28 million decrease in the deferred income tax balance for AMT (before reflecting utilizations) and a $9 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months and twelve months ended March 31, 1995 and 1996 were as follows:

                                         THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                               MARCH 31           MARCH 31
                                         ------------------  ------------------
                                          1995      1996      1995      1996
                                         -------  ---------  --------  --------
                                               (THOUSANDS OF DOLLARS)
Electric operating income:
 Current income taxes..................  $65,329   $88,901  $190,183  $367,794
 Deferred income taxes.................   17,067    24,078   185,756   195,017
 Investment tax credits deferred--net..   (7,179)   (7,167)  (28,712)  (28,697)
Other (income) and deductions..........     (227)   (4,126)  (25,691)  (11,584)
                                         -------  --------  --------  --------
Net income taxes charged to continuing
 operations............................  $74,990  $101,686  $321,536  $522,530
                                         =======  ========  ========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1995 and 1996:


                                       THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                           MARCH 31             MARCH 31
                                       ------------------  --------------------
                                         1995      1996      1995       1996
                                       --------  --------  --------  ----------
Pre-tax book income (thousands)....... $182,036  $257,577  $800,963  $1,308,552
Effective income tax rate.............     41.2%     39.5%     40.1%       39.9%

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 1995 and 1996 were as follows:


                                         THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                              MARCH 31             MARCH 31
                                         ------------------  -------------------
                                          1995      1996      1995      1996
                                         -------  ---------  --------  ---------
                                               (THOUSANDS OF DOLLARS)
Federal income taxes computed at
 statutory rate......................... $63,713  $ 90,152   $280,337  $457,993
Equity component of AFUDC which was
 excluded from taxable income...........    (733)   (1,644)    (6,077)   (5,507)
Amortization of investment tax credits..  (7,179)   (7,167)   (28,766)  (28,697)
State income taxes, net of federal
 income taxes...........................  10,396    13,402     45,535    68,978
Differences between book and tax
 accounting, primarily property-related
 deductions.............................   8,498     5,882     28,750    45,148
Other--net..............................     295     1,061      1,757   (15,385)
                                         -------  --------   --------  --------
Net income taxes charged to continuing
 operations............................. $74,990  $101,686   $321,536  $522,530
                                         =======  ========   ========  ========

  Current federal income tax liabilities which were recorded prior to 1995 included excess amounts of AMT over the regular federal income tax, which amounts were also recorded as decreases to deferred federal income taxes. The excess amounts of AMT were carried forward and portions were applied as credits against the post-1994 regular federal income tax liabilities. The remaining excess amounts of AMT can be carried forward indefinitely as credits against future periods' regular federal income tax liabilities.

  (16) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1995 and 1996 were as follows:


                                         THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                               MARCH 31           MARCH 31
                                         ------------------  -------------------
                                          1995      1996       1995      1996
                                        --------  ---------  --------  ---------
                                                  (THOUSANDS OF DOLLARS)
Illinois public utility revenue.......  $ 56,178   $ 58,511  $214,899   $231,879
Illinois invested capital.............    27,297     26,154   109,258    105,688
Municipal utility gross receipts......    38,045     41,579   147,716    171,292
Real estate...........................    46,831     45,128   182,422    174,043
Municipal compensation................    17,790     19,095    72,712     79,907
Other--net............................    23,616     27,663    70,472     77,591
                                        --------   --------  --------   --------
                                        $209,757   $218,130  $797,479   $840,400
                                        ========   ========  ========   ========

  (17) LEASE OBLIGATIONS. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes, to finance the transactions. With respect to the commercial paper/bank borrowing portion, $20 million will expire on November 23, 1996, $10 million will expire on November 23, 1997 and $270 million will expire on November 23, 1998. ComEd has asked for an extension of the expiration dates. At March 31, 1996, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $646 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at March 31, 1996 for capital leases are estimated to aggregate $724 million, including $187 million in 1996, $205 million in 1997, $144 million in

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

1998, $92 million in 1999, $53 million in 2000 and $43 million in 2001-2004.
The estimated interest component of such rental payments aggregates $81 million. The estimated portions of obligations due within one year under capital leases are included in current liabilities and approximated $168 million and $177 million at December 31, 1995 and March 31, 1996, respectively.

  Future minimum rental payments at March 31, 1996 for operating leases are estimated to aggregate $139 million, including $5 million in 1996, $10 million in 1997, $9 million in 1998, $9 million in 1999, $9 million in 2000 and $97 million in 2001-2024.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  CERTAIN REGULATORY MATTERS. Through its fuel adjustment clause, ComEd recovers from its customers the cost of the fuel used to generate electricity and of purchased power as compared to fuel costs included in base rates. The amounts collected under the fuel adjustment clause are subject to review by the ICC, which, under the Illinois Public Utilities Act, is required to hold annual public hearings to reconcile the collected amounts with the actual cost of fuel and power prudently purchased. In the event that the collected amounts exceed such actual cost, then the ICC can order that the excess be refunded. For additional information concerning ComEd's fuel reconciliation proceedings and coal reserves, see Note 1 of Unicom and ComEd's Notes to Financial Statements.

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

  The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for low-level radioactive waste and restrict use of such facilities to waste generated within the region. Between July 1, 1994 and July 1, 1995, there were no commercial operating sites in the United States for the disposal of low-level radioactive waste available to ComEd. However, the Barnwell, South Carolina low-level radioactive waste site was reopened on July 1, 1995 and is available to ComEd. ComEd entered into an agreement with the Barnwell site operator and began shipping waste to Barnwell on August 17, 1995. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress as required by the Waste Policy Act. Neither Illinois nor Kentucky currently has an operational site, and one is currently not expected to be operational until after the year 2000. ComEd has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste. ComEd anticipates the possibility of continuing difficulties in disposing of low-level radioactive waste. Since the reopening and availability of the Barnwell site, ComEd continues to reevaluate its options.

  During 1992, the NRC placed ComEd's Dresden station on its list of plants to be monitored closely and Dresden station remains on the list. In June 1995, the NRC reported that over the past year performance at Dresden was cyclical, that plant material condition needed to be improved at Dresden and that a more effective work management system was needed to deal with the corrective maintenance backlog. In January 1996, the NRC noted improvement but indicated that certain of the same concerns continue to exist. The NRC also stated that the effectiveness of the recent improvement efforts must be sustained.

  Because of the age of Zion, Dresden and Quad-Cities stations, ComEd anticipates continued expenditures in order to improve reliability and to meet NRC regulatory expectations. Recently, ComEd restructured its management of its nuclear operations division and since that time has committed additional resources to the stations' operations. In addition, generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994. Certain intervenors appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance. However, in May 1996, the Illinois Appellate Court affirmed the ICC order. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance.

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

  ComEd has studied the possibility of having to replace the steam generators at its Zion station. The initial studies were completed in 1991 and additional follow-up studies are continuing. Based on the most recent findings, it will not be necessary on a technical basis to replace the Zion steam generators until at least the year 2005; however, ComEd is continuing to monitor the extent of steam generator degradation and is continuing to study the timing and economics of replacement. ComEd has also studied the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1. The studies indicate that, from a technical standpoint, the steam generators should be replaced and, from an economic standpoint, the replacements should be performed at the earliest possible time. The steam generator replacements are currently planned to be completed prior to year-end 1999. The estimated replacement cost, including the cost of removal of the existing steam generators, is approximately $235 million for each unit. Approximately $355 million of expenditures is included in the current 1996-98 construction program. See Unicom and ComEd's Current Report on Form 8-K/A-1 dated March 14, 1996 for additional information.

  ComEd estimates that it will expend approximately $15.5 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs, which are estimated to aggregate $3.7 billion in current-year (1996) dollars, are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" for additional information regarding decommissioning costs.

  Since January 1, 1996, civil penalties were imposed on ComEd on three occasions for violations of NRC regulations in amounts aggregating $150,000. To ComEd's knowledge, there are two enforcement issues outstanding and under review by the NRC.

  ENVIRONMENTAL MATTERS. Air quality regulations, promulgated by the IPCB as well as the Indiana and Hammond Departments of Environmental Management in accordance with federal standards, impose restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the respective state and local environmental protection agencies for the operation of emission sources. Permits authorizing operation of ComEd's fossil fuel generating facilities subject to this requirement have been obtained and, where such permits are due to expire, ComEd has, in a timely manner, filed applications for renewal or requested extensions of the existing permits.

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

  In 1990, the Sierra Club filed suit in the U.S. District Court under Section 505 of the Federal Clean Water Act alleging violations of state of Illinois water quality standards with respect to thermal effluents at ComEd's Fisk, Crawford, Will County and Joliet generating stations. In 1991, the Sierra Club and ComEd reached a settlement of this suit which was also approved by the Court. Under the settlement, ComEd agreed to perform an ecological study of the thermal effluents discharged from the generating stations. Ultimately, this study, which was completed in April 1996, may determine whether the installation of closed cycle cooling facilities or operational restrictions are necessary at one or more of these stations.

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

  The Clean Air Amendments require reductions in nitrogen oxide emissions from ComEd's and the Indiana Company's fossil fuel generating units. On January 26, 1996, the U.S. EPA issued a final rule exempting existing sources inside the Chicago ozone non-attainment area from further nitrogen oxide emission reductions; however, this exemption is limited pending further study of ozone transport. The Illinois EPA is also considering nitrogen oxide emission reductions at ComEd generating stations outside the Chicago ozone non-attainment area also due to ozone transport. Under the Acid Rain program, the U.S. EPA will prepare nitrogen oxide emission regulations that would apply to all of ComEd's boilers with a compliance date of January 1, 2000. These regulations were proposed on January 19, 1996 and include limits for cyclone and tangentially fired boilers.

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

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1996) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been included on the Consolidated Balance Sheets as of December 31, 1995 and March 31, 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1995 and March 31, 1996, a reserve of $8 million has been included on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

  An unresolved issue is whether exposure to EMFs may result in adverse health effects or damage to the environment. EMFs are produced by virtually all devices carrying or utilizing electricity, including transmission and distribution lines as well as home appliances. If regulations are adopted related to EMFs, they could affect the construction and operation of electrical equipment, including transmission and distribution lines and the cost of such equipment. ComEd cannot predict the effect on the cost of such equipment or operations if new regulations related to EMFs are adopted. In the absence of such regulations, EMFs have nonetheless become an issue in siting facilities and in other land use contexts. Litigation has been filed in a variety of locations against a variety of defendants (including ComEd) alleging that the presence or use of electrical equipment has had an adverse effect on the health of persons or has caused a diminution in property values of land adjacent to these facilities. If plaintiffs are successful in litigation of this type and it becomes widespread, the impact on ComEd and on the electric utility industry is not predictable, but could be severe.

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1995 or in these Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1996, which could have such an effect.

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

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated January 26, 1996 was filed containing Unicom's financial statements as of, and for the year ended, December 31, 1995.

    A Current Report on Form 8-K dated January 26, 1996 was filed containing ComEd's financial statements as of, and for the year ended, December 31, 1995.

    A Current Report on Form 8-K dated February 20, 1996 was filed by Unicom and ComEd describing ComEd's announcement that it had reached agreement with its principal union with respect to the terms of a new collective bargaining agreement.

    A Current Report on Form 8-K dated March 14, 1996 was filed by Unicom and ComEd describing ComEd's authorization of a program of additional expenditures for its nuclear operations.

    A Current Report on Form 8-K/A-1 dated March 14, 1996 was filed by Unicom and ComEd to amend the Current Report on Form 8-K dated March 14, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May, 1996. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX

  Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended March 31, 1996:

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