Form 10-Q
period 1996-06-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1996-08-13
CIK 918040, 22606

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

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

Common Stock outstanding at July 31, 1996:
    Unicom Corporation                           215,532,415 shares
    Commonwealth Edison Company                  214,206,208 shares

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                         QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1996 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Income for the three months, six months
     and twelve months ended June 30, 1995 and 1996......................     5
    Consolidated Balance Sheets--December 31, 1995 and June 30, 1996.....   6-7
    Statements of Consolidated Capitalization--December 31, 1995 and June
     30, 1996............................................................     8
    Statements of Consolidated Retained Earnings for the three months,
     six months and twelve months ended June 30, 1995 and 1996...........     9
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 1995 and 1996...............    10
    Notes to Financial Statements........................................ 11-30
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 31-42
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    44
    Statements of Consolidated Income for the three months, six months
     and twelve months ended June 30, 1995 and 1996......................    45
    Consolidated Balance Sheets--December 31, 1995 and June 30, 1996..... 46-47
    Statements of Consolidated Capitalization--December 31, 1995 and June
     30, 1996............................................................    48
    Statements of Consolidated Retained Earnings for the three months,
     six months and twelve months ended June 30, 1995 and 1996...........    49
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 1995 and 1996...............    50
    Notes to Financial Statements........................................ 51-55
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    56
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 57-62
  Item 4. Submission of Matters to a Vote of Security Holders............ 62-63
  Item 6. Exhibits and Reports on Form 8-K...............................    63
SIGNATURES...............................................................    64

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

         TERM                                  MEANING
 -------------------- ---------------------------------------------------------
 AFUDC                Allowance for funds used during construction
 AMT                  Alternative minimum tax
 BWR                  Boiling water reactor
 CERCLA               Comprehensive Environmental Response, Compensation and
                       Liability Act of 1980, as amended
 CFC                  Chlorofluorocarbon
 Circuit Court        Circuit Court of Cook County, Illinois
 Clean Air Amendments Clean Air Act Amendments of 1990
 ComEd                Commonwealth Edison Company
 Congress             U.S. Congress
 Cotter               Cotter Corporation, which is a wholly-owned subsidiary of
                       ComEd.
 DOE                  U.S. Department of Energy
 EMFs                 Electric and magnetic fields
 FASB                 Financial Accounting Standards Board
 FERC                 Federal Energy Regulatory Commission
 ICC                  Illinois Commerce Commission
 Illinois EPA         Illinois Environmental Protection Agency
 Indiana Company      Commonwealth Edison Company of Indiana, Inc., which is a
                       wholly-owned subsidiary of ComEd.
 IPCB                 Illinois Pollution Control Board
 ISO                  Independent System Operator
 MAIN                 Mid-America Interconnected Network
 MGP                  Manufactured gas plant
 NEIL                 Nuclear Electric Insurance Limited
 NML                  Nuclear Mutual Limited
 NPDES                National Pollutant Discharge Elimination System
 NPL                  National Priorities List
 NRC                  Nuclear Regulatory Commission
 PRPs                 Potentially responsible parties under CERCLA
 PTAB                 Property Tax Appeals Board
 Rate Order           ICC rate order issued on January 9, 1995, as subsequently
                       modified
 Remand Order         ICC rate order issued in January 1993, as subsequently
                       modified
 SEC                  Securities and Exchange Commission
 SFAS                 Statement of Financial Accounting Standards
 Trust                ComEd Financing I, which is a wholly-owned subsidiary
                       trust of ComEd.
 Unicom               Unicom Corporation
 Unicom Enterprises   Unicom Enterprises Inc., which is a wholly-owned
                       subsidiary of Unicom.
 Unicom Thermal       Unicom Thermal Technologies Inc., which is a wholly-owned
                       subsidiary of Unicom Enterprises.
 Units                ComEd's nuclear generating units known as Byron Unit 2
                       and Braidwood Units 1 and 2
 U.S. EPA             U.S. Environmental Protection Agency
 Westinghouse         Westinghouse Electric Corporation

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of December 31, 1995 and June 30, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of December 31, 1995 and June 30, 1996, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1995 and 1996, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP
Chicago, Illinois
August 8, 1996

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, six months and twelve months ended June 30, 1995 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, competition, taxes, environmental control, energy use, fuel supply, cost of labor, fuel, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                 JUNE 30                 JUNE 30                 JUNE 30
                          ----------------------  ----------------------  ----------------------
                             1995        1996        1995        1996        1995        1996
                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues......  $1,559,521  $1,547,916  $3,137,657  $3,231,845  $6,458,262  $7,004,233
                          ----------  ----------  ----------  ----------  ----------  ----------
Operating Expenses and
 Taxes:
 Fuel...................  $  259,201  $  254,557  $  528,694  $  538,532  $1,075,462  $1,096,946
 Purchased power........       6,443      33,061       9,986      64,500      24,276     118,892
 Operation and
  maintenance...........     511,236     536,795   1,042,326   1,050,472   2,008,187   2,183,798
 Depreciation...........     224,846     230,176     449,952     461,101     893,556     909,183
 Recovery of regulatory
  assets................       3,818       3,818       7,636       7,636      15,272      15,272
 Taxes (except income)..     189,791     159,518     399,696     377,757     799,182     811,359
 Income taxes...........      94,781      84,093     176,562     195,565     448,442     545,521
 Investment tax credits
  deferred--net ........      (7,179)     (7,165)    (14,358)    (14,332)    (28,690)    (28,685)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,282,937  $1,294,853  $2,600,494  $2,681,231  $5,235,687  $5,652,286
                          ----------  ----------  ----------  ----------  ----------  ----------
Operating Income........  $  276,584  $  253,063  $  537,163  $  550,614  $1,222,575  $1,351,947
                          ----------  ----------  ----------  ----------  ----------  ----------
Other Income and
 (Deductions):
 Interest on long-term
  debt..................  $ (150,836) $ (130,352) $ (303,106) $ (261,171) $ (611,340) $ (545,604)
 Interest on notes
  payable...............        (221)     (4,436)       (372)     (8,687)       (741)    (11,595)
 Allowance for funds
  used during
  construction--
   Borrowed funds.......       3,192       6,367       4,877      11,265      13,294      17,525
   Equity funds.........       3,776       6,068       5,869      10,766      16,071      18,026
 Income taxes
  applicable to
  nonoperating
  activities............         201         790         469       5,066       6,974       9,682
 Provision for
  dividends--
  Preferred and
   preference stocks of
   ComEd................     (16,865)    (16,472)    (33,773)    (32,986)    (67,673)    (69,172)
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of
   subsidiary trust.....         --       (4,240)        --       (8,480)        --      (12,908)
 Miscellaneous--net.....      (6,965)    (10,475)    (13,660)    (29,142)    (39,440)    (58,590)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $ (167,718) $ (152,750) $ (339,696) $ (313,369) $ (682,855) $ (652,636)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income Before
 Extraordinary Item.....  $  108,866  $  100,313  $  197,467  $  237,245  $  539,720  $  699,311
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --      (20,022)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............  $  108,866  $  100,313  $  197,467  $  237,245  $  539,720  $  679,289
                          ==========  ==========  ==========  ==========  ==========  ==========
Average Number of Common
 Shares Outstanding.....     214,677     215,438     214,553     215,343     214,382     215,087
Earnings per Common
 Share Before
 Extraordinary Item.....       $0.51       $0.47       $0.92       $1.10       $2.52       $3.25
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --        (0.09)
                          ----------  ----------  ----------  ----------  ----------  ----------
Earnings per Common
 Share..................       $0.51       $0.47       $0.92       $1.10       $2.52       $3.16
                          ==========  ==========  ==========  ==========  ==========  ==========
Cash Dividends Declared
 per Common Share.......       $0.40       $0.40       $0.80       $0.80       $1.60       $1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   JUNE 30,
                       ASSETS                             1995         1996
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,105 million
   and $1,172 million, respectively)................. $27,052,778   $27,553,015
  Less--Accumulated provision for depreciation.......  10,565,093    10,967,396
                                                      -----------   -----------
                                                      $16,487,685   $16,585,619
  Nuclear fuel, at amortized cost....................     734,667       770,527
                                                      -----------   -----------
                                                      $17,222,352   $17,356,146
                                                      -----------   -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 1,237,527   $ 1,341,843
  Subsidiary companies...............................     113,657       112,734
  Other, at cost.....................................      96,937       123,323
                                                      -----------   -----------
                                                      $ 1,448,121   $ 1,577,900
                                                      -----------   -----------
Current Assets:
  Cash............................................... $     3,575   $     3,689
  Temporary cash investments.........................      47,801        50,276
  Special deposits...................................       3,546           565
  Receivables--
    Customers........................................     580,254       562,914
    Taxes............................................      82,319         1,889
    Other............................................      83,151        41,770
    Provisions for uncollectible accounts............     (11,828)      (12,544)
  Coal and fuel oil, at average cost.................     129,176       166,981
  Materials and supplies, at average cost............     333,539       342,291
  Deferred unrecovered energy costs..................      46,028        98,165
  Deferred income taxes related to current assets and
   liabilities.......................................     107,991       113,737
  Prepayments and other..............................      45,272        37,092
                                                      -----------   -----------
                                                      $ 1,450,824   $ 1,406,825
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,467,386   $ 2,441,489
  Unrecovered energy costs...........................     588,152       501,283
  Other..............................................      70,153        59,772
                                                      -----------   -----------
                                                      $ 3,125,691   $ 3,002,544
                                                      -----------   -----------
                                                      $23,246,988   $23,343,415
                                                      ===========   ===========



   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,  JUNE 30,
            CAPITALIZATION AND LIABILITIES                 1995        1996
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,769,637  $ 5,836,860
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........     508,034      507,926
    Subject to mandatory redemption requirements......     261,475      245,609
  ComEd-obligated mandatorily redeemable preferred se-
   curities of subsidiary trust*......................     200,000      200,000
  Long-term debt......................................   6,549,335    6,062,195
                                                       -----------  -----------
                                                       $13,288,481  $12,852,590
                                                       -----------  -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $   261,000  $   326,850
    Bank loans........................................       7,150        7,550
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     434,563      914,981
  Accounts payable....................................     606,806      421,563
  Accrued interest....................................     171,488      166,417
  Accrued taxes.......................................     215,966      282,667
  Dividends payable...................................     102,497      106,898
  Customer deposits...................................      44,521       44,796
  Other...............................................      93,841       84,218
                                                       -----------  -----------
                                                       $ 1,937,832  $ 2,355,940
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,506,043  $ 4,525,759
  Accumulated deferred investment tax credits.........     689,041      674,709
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     624,191      640,519
  Obligations under capital leases of subsidiary com-
   panies.............................................     375,524      414,763
  Regulatory liabilities..............................     601,002      596,978
  Other...............................................   1,224,874    1,282,157
                                                       -----------  -----------
                                                       $ 8,020,675  $ 8,134,885
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 19)
                                                       $23,246,988  $23,343,415
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       DECEMBER 31,  JUNE 30,
                                                          1995         1996
                                                      -----------   ---------
                                                      (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--215,255,998 shares and 215,508,674
    shares, respectively (excludes $4 million as of
    June 30, 1996 held by trustee for Unicom Stock
    Bonus Deferral Plan)............................. $ 4,916,438  $ 4,918,725
  Preference stock expense of ComEd..................      (3,694)      (3,687)
  Retained earnings..................................     856,893      921,822
                                                      -----------  -----------
                                                      $ 5,769,637  $ 5,836,860
                                                      -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957  $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--96,753 shares and 93,374 shares,
      respectively...................................       3,077        2,969
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding...........................         --           --
                                                      -----------  -----------
                                                      $   508,034  $   507,926
                                                      -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--2,934,990 shares and 2,904,990
      shares, respectively........................... $   292,163  $   289,183
    Current redemption requirements for preference
     stock included in current liabilities...........     (30,688)     (43,574)
                                                      -----------  -----------
                                                      $   261,475  $   245,609
                                                      -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust:
  Outstanding--8,000,000............................. $   200,000  $   200,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1996 through 2000--5 1/4% to 9 3/8%..... $ 1,170,000  $ 1,120,000
    Maturing 2001 through 2010--3 1/2% to 8 3/8%.....   1,465,400    1,640,400
    Maturing 2011 through 2020--5.85% to 9 7/8%......   1,266,000    1,266,000
    Maturing 2021 through 2023--7 3/4% to 9 1/8%.....   1,385,000    1,385,000
                                                      -----------  -----------
                                                      $ 5,286,400  $ 5,411,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     110,505      107,857
  Pollution control obligations, due 2004 through
   2014--3.30% to 6 7/8%.............................     317,200      142,200
  Other long-term debt...............................   1,126,318    1,143,178
  Deposit for retirement of long-term debt...........         --          (975)
  Current maturities of long-term debt included in
   current liabilities...............................    (235,992)    (689,597)
  Unamortized net debt discount and premium..........     (55,096)     (51,868)
                                                      -----------  -----------
                                                      $ 6,549,335  $ 6,062,195
                                                      -----------  -----------
                                                      $13,288,481  $12,852,590
                                                      ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                         THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
                               JUNE 30             JUNE 30             JUNE 30
                         ------------------- ------------------- -------------------
                           1995      1996      1995      1996      1995      1996
                         -------- ---------- -------- ---------- -------- ----------
                                           (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................. $563,761 $  907,723 $560,971 $  856,893 $390,691 $  586,714
Add--Net income.........  108,866    100,313  197,467    237,245  539,720    679,289
                         -------- ---------- -------- ---------- -------- ----------
                         $672,627 $1,008,036 $758,438 $1,094,138 $930,411 $1,266,003
                         -------- ---------- -------- ---------- -------- ----------
Deduct--
   Cash dividends de-
    clared on
    common stock........ $ 85,906 $   86,207 $171,717 $  172,309 $343,131 $  344,211
   Other capital stock
    transactions--net...        7          7        7          7      566        (30)
                         -------- ---------- -------- ---------- -------- ----------
                         $ 85,913 $   86,214 $171,724 $  172,316 $343,697 $  344,181
                         -------- ---------- -------- ---------- -------- ----------
Balance at End of Peri-
 od..................... $586,714 $  921,822 $586,714 $  921,822 $586,714 $  921,822
                         ======== ========== ======== ========== ======== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                JUNE 30               JUNE 30                  JUNE 30
                          --------------------  ---------------------  ------------------------
                            1995       1996        1995       1996        1995         1996
                          ---------  ---------  ----------  ---------  -----------  -----------
                                               (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income.............  $ 108,866  $ 100,313  $  197,467  $ 237,245  $   539,720  $   679,289
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and
    amortization........    238,254    238,539     476,883    479,727      942,567      952,257
   Deferred income taxes
    and investment tax
    credits--net........     24,412     26,060      34,426     42,320      197,602      164,711
   Extraordinary loss
    related to early
    redemption of long-
    term debt...........        --         --          --         --           --        33,158
   Equity component of
    allowance for funds
    used during
    construction........     (3,776)    (6,068)     (5,869)   (10,766)     (16,071)     (18,026)
   Revenue refunds and
    related interest....         20        --       15,135        --      (532,947)         --
   Recovery of
    regulatory assets...      3,818      3,818       7,636      7,636       15,272       15,272
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................        180      2,373         560    (29,930)       2,603       30,223
   Net effect on cash
    flows of changes in:
     Receivables........    (10,144)    23,575      (8,926)   139,867      (80,300)     (28,965)
     Coal and fuel oil..    (12,802)   (22,314)    (24,426)   (37,805)      (2,271)     (33,683)
     Materials and
      supplies..........      4,475     (7,149)     18,082     (8,752)      36,008       24,239
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     64,493     22,452      78,911    (47,234)     180,397      332,142
     Accrued interest
      and taxes.........      5,145     20,855      88,550     61,630      117,114      (29,061)
     Other changes in
      certain current
      assets and
      liabilities.......      3,160    (17,890)      9,888     (8,538)      (9,991)       8,118
   Other--net...........     50,597     18,816     130,097     23,521      134,814       33,248
                          ---------  ---------  ----------  ---------  -----------  -----------
                          $ 476,698  $ 403,380  $1,018,414  $ 848,921  $ 1,524,517  $ 2,162,922
                          ---------  ---------  ----------  ---------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(185,870) $(254,671) $ (392,133) $(543,226) $  (748,226) $(1,078,420)
 Nuclear fuel
  expenditures..........    (72,297)  (109,184)   (111,154)  (143,603)    (263,120)    (321,567)
 Equity component of
  allowance for funds
  used during
  construction..........      3,776      6,068       5,869     10,766       16,071       18,026
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --      (96,229)   (83,178)    (132,550)    (119,602)
 Investment in
  subsidiary companies..         (1)       --           (1)       --           (50)          (7)
 Other investments and
  special deposits......      6,921        --       (1,149)       (48)         305         (493)
                          ---------  ---------  ----------  ---------  -----------  -----------
                          $(247,471) $(357,787) $ (594,797) $(759,289) $(1,127,570) $(1,502,063)
                          ---------  ---------  ----------  ---------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $   5,000  $ 231,902  $   25,000  $ 231,902  $   294,175  $   268,902
  Preferred securities
   of subsidiary trust..        --         --          --         --           --       200,000
  Capital stock.........      5,586      5,803       9,745      6,414       85,751       22,081
 Retirement and
  redemption of
  securities--
  Long-term debt........   (262,026)  (267,056)   (291,663)  (268,196)    (639,841)  (1,113,805)
  Capital stock.........     (3,000)    (3,000)     (3,000)    (3,000)     (17,822)     (17,822)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............      1,403      2,643        (271)      (975)        (274)        (598)
 Premium paid on early
  redemption of long-
  term debt.............        --         --          --         --        (3,664)     (25,823)
 Cash dividends paid on
  common stock..........    (85,812)   (86,101)   (171,550)  (172,084)    (342,854)    (343,909)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........        --      35,402     115,340    159,615      253,968      237,491
 Nuclear fuel lease
  principal payments....    (52,832)   (50,918)   (115,617)  (106,969)    (225,770)    (229,197)
 Increase in short-term
  borrowings............     40,000     98,850      40,000     66,250       41,050      287,250
                          ---------  ---------  ----------  ---------  -----------  -----------
                          $(351,681) $ (32,475) $ (392,016) $ (87,043) $  (555,281) $  (715,430)
                          ---------  ---------  ----------  ---------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $(122,454) $  13,118  $   31,601  $   2,589  $  (158,334) $   (54,571)
Cash and Temporary Cash
 Investments at
 Beginning of Period....    230,990     40,847      76,935     51,376      266,870      108,536
                          ---------  ---------  ----------  ---------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 108,536  $  53,965  $  108,536  $  53,965  $   108,536  $    53,965
                          =========  =========  ==========  =========  ===========  ===========

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

  ComEd, an electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary of Unicom and is engaged, through subsidiaries, in energy service activities. Unicom also has one other subsidiary that was formed to engage in unregulated activities.

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

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at December 31, 1995 and June 30, 1996 were as follows:

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                                                         DECEMBER 31,  JUNE 30,
                                                             1995        1996
                                                         ------------ ----------
                                                         (THOUSANDS OF DOLLARS)
Regulatory assets:
  Deferred income taxes (1).............................  $1,689,832  $1,669,018
  Deferred carrying charges (2).........................     409,923     403,401
  Nuclear decommissioning costs--Dresden Unit 1 (3).....     138,058     145,709
  Unamortized loss on reacquired debt (4)...............     160,440     155,850
  Other.................................................      69,133      67,511
                                                          ----------  ----------
                                                          $2,467,386  $2,441,489
                                                          ==========  ==========
Regulatory liabilities:
  Deferred income taxes (1).............................  $  601,002  $  596,978
                                                          ==========  ==========

- --------
(1) Recorded in compliance with SFAS No. 109.
(2) Recorded as authorized in the Remand Order. The amortization period is over the remaining lives of the Units.
(3) Amortized over the remaining life of Dresden station. See "Depreciation and Decommissioning" below for additional information.
(4) Amortized over the remaining lives of the long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

See "Deferred Unrecovered Energy Costs" below regarding the fuel adjustment clause, the DOE assessment and coal reserves.

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

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. ComEd's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately eight million as of December 31, 1995 and 1994. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended June 30, 1996. ComEd had approximately 3.4 million electric customers at June 30, 1996.

  Depreciation and Decommissioning. ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at average annual rates of 3.14% for the three months ended June 30, 1995 and 1996, 3.13% for the six months and twelve months ended June 30, 1995, and 3.14% for the six months and twelve months ended June 30, 1996, of average depreciable utility plant and equipment. The annual rate for nuclear plant and equipment is 2.88%, which excludes

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES separately collected decommissioning costs. See Note 2 for additional information concerning ComEd's announcement of customer initiatives which include the increase of depreciation charges on nuclear generating units.

  Nuclear plant decommissioning costs are accrued over the expected service lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the useful life of each related generating station. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's twelve operating units have estimated remaining service lives ranging from 10 to 31 years. ComEd's first nuclear unit, Dresden Unit 1, is retired and will be dismantled upon the retirement of the remaining units at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

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

  For the twelve operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

Income and the Consolidated Balance Sheets, respectively. As of June 30, 1996, the total decommissioning costs included in the accumulated provision for depreciation were $1,373 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at June 30, 1996 in current-year (1996) dollars of $270 million was recorded on the Consolidated Balance Sheets as a noncurrent liability and the unrecovered portion of the liability of approximately $146 million was recorded as a regulatory asset.

   Under Illinois law, decommissioning cost collections are required to be deposited into external trusts; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining service lives of the nuclear plants. At June 30, 1996, the past accruals that are required to be contributed to the external trusts aggregate $150 million. The fair value of funds accumulated in the external trusts at June 30, 1996 was approximately $1,342 million which includes pre-tax unrealized appreciation of $150 million. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are currently being recovered through the fuel adjustment clause. See Note 10 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $98 million and $84 million for the three months ended June 30, 1995 and 1996, respectively, $197 million and $179 million for the six months ended June 30, 1995 and 1996, respectively, and $388 million and $374 million for the twelve months ended June 30, 1995 and 1996, respectively.

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

  AFUDC. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 9.56% and 8.73% for the three months ended June 30, 1995 and 1996, respectively, 9.61% and 8.78% for the six months ended June 30, 1995 and 1996, respectively, and 9.73% and 9.11% for the twelve months ended June 30, 1995 and 1996, respectively. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $177 million and $158 million for the three months ended June 30, 1995 and 1996, respectively, $354 million and $317 million for the six months ended June 30, 1995 and 1996, respectively, and $710 million and $659 million for the twelve months ended June 30, 1995 and 1996, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt of ComEd are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from ComEd's reacquisition in connection with refinancing of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates is deferred and amortized over the lives of the long-term debt issued to finance the reacquisition.

  Deferred Unrecovered Energy Costs. The fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of December 31, 1995 and June 30, 1996, an asset related to the assessments of approximately $179 million and $171 million, respectively, was recorded, of which the current portion of approximately $15 million was included in current assets on the Consolidated Balance Sheets. As of December 31, 1995 and June 30, 1996, a corresponding liability of approximately $152 million was recorded in other noncurrent liabilities and approximately $15 million was recorded in other current liabilities.

  At December 31, 1995 and June 30, 1996, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $448 million and $411 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as coal is used for the generation of electricity; however, ComEd is not earning a return on the expenditures for coal reserves. Such fuel costs expected to be recovered within one year amounting to approximately $24 million and $66 million at December 31, 1995 and June 30, 1996, respectively, have been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. ComEd expects to fully recover the costs of the coal reserves by the year 2007. See Note 19 for additional information concerning ComEd's coal commitments.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 1995 and 1996 was as follows:

                          THREE MONTHS ENDED  SIX  MONTHS ENDED TWELVE  MONTHS ENDED
                                JUNE 30            JUNE 30             JUNE 30
                          ------------------- ----------------- ---------------------
                            1995      1996      1995     1996      1995       1996
                          --------- --------- -------- -------- ---------- ----------
                                            (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $ 145,067 $ 115,372 $316,472 $272,867   $642,094 $  561,327
   Income taxes (net of
    refunds)............  $  52,953 $   9,284 $ 22,532 $  9,284 $   95,200 $  354,460
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred by
  subsidiary companies..  $   1,433 $  36,994 $118,243 $162,486 $  258,091 $  242,820

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (2) RATE MATTERS. On January 9, 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates,
(ii) the collection of municipal franchise costs on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See
Note 1 under "Depreciation and Decommissioning" for additional information related to the level of decommissioning cost collections. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of June 30, 1996, electric operating revenues of approximately $473 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court.

  On December 11, 1995, ComEd announced a series of customer initiatives as part of its larger ongoing effort to address the need to give all customer classes the opportunity to benefit from increased competition in the electric utility business, while retaining the benefits (such as reliability) of current regulation and ensuring utilities' cost recovery for commitments made under the obligation to serve customers. The initiatives include a five-year cap on base electric rates at current levels and various customer service and incentive pricing programs designed to allow customers more choice and control over the services they seek and the prices they pay. These initiatives are in addition to previously implemented special discount contract rate programs for new or existing industrial customers. ComEd anticipates the initiatives will be fully implemented in 1997 and will reduce its revenues by approximately $42 million annually (including the effects of previously implemented initiatives and before income tax effects) primarily through changes in energy utilization. In March 1996, ComEd filed a request for ICC approval of the additional depreciation initiative. ComEd expects its costs to increase by $30 million in the second half of 1996 (before income tax effects) through the increase of depreciation charges on its nuclear generating units. ComEd also continues to consider the possibility of additional depreciation options. Management expects the financial impact of these initiatives will be substantially offset by ComEd's cost reduction efforts and expected growth in its business.

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

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At June 30, 1996, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at June 30, 1996 were: preference stock--23,214,990 shares; $1.425 convertible preferred stock-- 93,374 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (4) COMMON STOCK. At June 30, 1996, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 3,544,616
      Employee Stock Purchase Plan....................................   802,195
      Employee Savings and Investment Plan............................    85,803
      Exchange for ComEd common stock not held by Unicom..............   133,137
      1996 Directors' Fee Plan........................................   198,778
                                                                       ---------
                                                                       4,764,529
                                                                       =========

  Common stock increased during the three months, six months and twelve months ended June 30, 1995 and 1996 as follows:

                          THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
                                JUNE 30             JUNE 30             JUNE 30
                          -------------------  -----------------  --------------------
                            1995      1996       1995     1996      1995       1996
                          --------- ---------  -------- --------  ---------  ---------
Shares of Common Stock
 Issued:
 Long-Term Incentive
  Plan..................        --     (3,563)  182,882  (26,367)   182,882    272,502
 Employee Stock Purchase
  Plan..................    123,824    97,888   123,824   97,888    274,319    191,144
 Employee Savings and
  Investment Plan.......    110,000   132,400   110,000  177,500    129,800    284,600
 Exchange for ComEd com-
  mon stock not held by
  Unicom................        --      2,433       --     2,433        --       2,433
 1996 Directors' Fee
  Plan..................        --      1,222       --     1,222        --       1,222
 Conversion of $1.425
  convertible preferred
  stock.................        --        --        --       --      91,935        --
 Conversion of warrants.        --        --        --       --       7,522        --
                          --------- ---------  -------- --------  ---------  ---------
                            233,824   230,380   416,706  252,676    686,458    751,901
                          ========= =========  ======== ========  =========  =========
                                           (THOUSANDS OF DOLLARS)
Amount of Common Stock
 Issued:
 Total issued...........  $   5,587 $   5,871  $  9,745 $  6,482  $  16,346  $  22,149
 Held by trustee for
  Unicom Stock Bonus De-
  ferral Plan...........        --        (32)      --    (4,235)       --      (4,235)
 Other..................          5        15        21       40       (124)       114
                          --------- ---------  -------- --------  ---------  ---------
                          $   5,592 $   5,854  $  9,766 $  2,287  $  16,222  $  18,028
                          ========= =========  ======== ========  =========  =========

  At December 31, 1995 and June 30, 1996, 82,742 and 81,353 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  (5) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended June 30, 1995, 3,000,000 shares of ComEd preference stock without mandatory redemption requirements were issued and no shares of ComEd preferred or preference stocks without mandatory redemption requirements were redeemed. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended June 30, 1996. The series of ComEd preference stock without mandatory redemption requirements outstanding at June 30, 1996 are summarized as follows:

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

  (6) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended June 30, 1995 and 1996, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at June 30, 1996 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(1)
- --------------  ----------- ------------ --------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
$8.20              249,990    $ 24,999   $103 through October 31, 1997; and $101 thereafter
$8.40 Series B     330,000      32,778   $101
$8.85              300,000      30,000   $103 through July 31, 1998; and $101 thereafter
$9.25              675,000      67,500   $103 through July 31, 1999; and $101 thereafter
$9.00              650,000      64,431   Non-callable
$6.875             700,000      69,475   Non-callable
                 ---------    --------
                 2,904,990    $289,183
                 =========    ========

- --------
(1) Per share plus accrued and unpaid dividends, if any.

  The annual sinking fund requirements and sinking fund and involuntary liquidation prices per share of the outstanding series of ComEd preference stock subject to mandatory redemption requirements are summarized as follows:

                                              SINKING
                     ANNUAL SINKING             FUND               INVOLUNTARY
    SERIES          FUND REQUIREMENT          PRICE(1)         LIQUIDATION PRICE(1)
- --------------      -----------------         -------          -------------------
$8.20                35,715 shares             $100                 $100.00
$8.40 Series B       30,000 shares(2)          $100                 $ 99.326
$8.85                37,500 shares             $100                 $100.00
$9.25                75,000 shares             $100                 $100.00
$9.00               130,000 shares(2)          $100                 $ 99.125
$6.875                     (3)                 $100                 $ 99.25

- --------
(1) Per share plus accrued and unpaid dividends, if any.
(2) ComEd has a non-cumulative option to increase the annual sinking fund payment on each sinking fund redemption date to retire an additional number of shares, not in excess of the sinking fund requirement, at the applicable redemption price.
(3) All shares are required to be redeemed on May 1, 2000.

  Annual remaining sinking fund requirements through 2000 on ComEd preference stock outstanding at June 30, 1996 will aggregate $41 million in 1996, $31 million in each of 1997-99 and $88 million in 2000. During the twelve months ended June 30, 1995 and 1996, 178,215 shares of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

  Sinking fund requirements due within one year, including the optional sinking fund payment of an additional 130,000 shares of the $9.00 Series of preference stock, are included in current liabilities.

  (7) COMED-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF COMED FINANCING I. In September 1995, ComEd Financing I (Trust), a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of the Trust is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES due September 30, 2035. There is a full and unconditional guarantee by ComEd of the Trust's obligations under the securities issued by the Trust. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payments on the subordinated deferrable interest notes are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

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

  (8) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 2000 for ComEd's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at June 30, 1996, after deducting a deposit made for retirement of sinking fund debentures and sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1996--$166 million; 1997--$686 million; 1998--$347 million; 1999--$150 million; and 2000--$462 million. Unicom Enterprises' note payable to bank of $75 million will mature in 1998.

  At June 30, 1996, ComEd's outstanding first mortgage bonds maturing through 2000 were as follows:

                                                             PRINCIPAL AMOUNT
                   SERIES                                 ----------------------
                                                          (THOUSANDS OF DOLLARS)
      5 3/4% due November 1, 1996........................       $   50,000
      5 3/4% due December 1, 1996........................           50,000
      7% due February 1, 1997............................          150,000
      5 3/8% due April 1, 1997...........................           50,000
      6 1/4% due October 1, 1997.........................           60,000
      6 1/4% due February 1, 1998........................           50,000
      6% due March 15, 1998..............................          130,000
      6 3/4% due July 1, 1998............................           50,000
      6 3/8% due October 1, 1998.........................           75,000
      9 3/8% due February 15, 2000.......................          125,000
      6 1/2% due April 15, 2000..........................          230,000
      6 3/8% due July 15, 2000...........................          100,000
                                                                ----------
                                                                $1,120,000
                                                                ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at June 30, 1996 is summarized as follows:

                                  PRINCIPAL
         DEBT SECURITY              AMOUNT                     INTEREST RATE
- --------------------------------  ---------- --------------------------------------------------
                                  (THOUSANDS
                                      OF
                                   DOLLARS)
Unicom--
 Loans Payable:
 Loan due January 1, 2003         $    9,152 Interest rate of 8.31%
 Loan due January 1, 2004              9,749 Interest rate of 8.44%
                                  ----------
                                  $   18,901
                                  ----------
ComEd--
 Notes:
 Medium Term Notes, Series 1N
  due various dates through
  April 1, 1998                   $   35,500 Interest rates ranging from 9.52% to 9.65%
 Medium Term Note, Series 2N
  due July 1, 1996                    10,000 Interest rate of 9.85%
 Medium Term Notes, Series 3N
  due various dates through
  October 15, 2004                   322,250 Interest rates ranging from 8.92% to 9.20%
 Medium Term Notes, Series 4N
  due various dates through
  May 15, 1997                        46,000 Interest rates ranging from 8.11% to 8.875%
 Notes due February 15, 1997         150,000 Interest rate of 7.00%
 Notes due July 15, 1997             100,000 Interest rate of 6.50%
 Notes due October 15, 2005          235,000 Interest rate of 6.40%
                                  ----------
                                  $  898,750
                                  ----------
 Long-Term Note Payable to Bank:
 Note due June 1, 1997            $  150,000 Prevailing interest rate of 6.10% at June 30, 1996
                                  ----------
 Purchase Contract Obligations:
 Woodstock due January 2, 1997    $       95 Interest rate of 4.50%
 Hinsdale due April 30, 2005             432 Interest rate of 3.00%
                                  ----------
                                  $      527
                                  ----------
 Total ComEd                      $1,049,277
                                  ----------
Unicom Enterprises--
 Note Payable to Bank:
 Note due November 22, 1998       $   75,000 Prevailing interest rate of 6.40% at June 30, 1996
                                  ----------
 Total Unicom                     $1,143,178
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

  In June 1996, ComEd placed in escrow with a trustee sufficient funds to redeem pollution control obligations amounting to $50 million on July 1, 1996, $50 million on July 15, 1996 and $99 million on August 15, 1996, effecting the extinguishment of such bonds. At June 30, 1996, $199 million outstanding principal amount of such bonds was not reflected on the Consolidated Balance Sheets.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (9) LINES OF CREDIT. ComEd had total bank lines of credit of $923 million and unused bank lines of credit of $915 million at June 30, 1996. Of that amount, $915 million (of which $175 million expires on September 30, 1996, $72 million expires in equal quarterly installments commencing on December 31, 1996 and ending on September 30, 1998 and $668 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon ComEd's credit ratings, or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to $915 million of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire in 1998, of which $125 million was unused as of June 30, 1996. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of December 31, 1995 and June 30, 1996 was as follows:

                                DECEMBER 31, 1995                  JUNE 30, 1996
                         -------------------------------- --------------------------------
                                    UNREALIZED                       UNREALIZED
                         COST BASIS   GAINS    FAIR VALUE COST BASIS   GAINS    FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  Short-term
   investments.......... $   40,575  $    283  $   40,858 $   72,614  $     17  $   72,631
  U.S. Government and
   Agency issues........    156,745    17,636     174,381    229,910     3,188     233,098
  Municipal bonds.......    496,707    34,970     531,677    377,568    13,700     391,268
  Common stock..........    348,866   107,280     456,146    456,487   130,985     587,472
  Other.................     29,757     4,708      34,465     55,151     2,223      57,374
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,072,650  $164,877  $1,237,527 $1,191,730  $150,113  $1,341,843
                         ==========  ========  ========== ==========  ========  ==========

  At June 30, 1996, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
      Within 1 year.......................................  $ 72,614   $ 72,631
      1 through 5 years...................................   127,473    128,165
      5 through 10 years..................................   220,177    226,615
      Over 10 years.......................................   302,454    311,894

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation, for the three months, six months and twelve months ended June 30, 1995 and 1996 were as follows:

                          THREE MONTHS ENDED       SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                JUNE 30                 JUNE 30                   JUNE 30
                          --------------------  ------------------------  ------------------------
                            1995       1996        1995         1996         1995         1996
                          ---------  ---------  -----------  -----------  -----------  -----------
                                                (THOUSANDS OF DOLLARS)
Gross proceeds from
 sales of securities....  $ 799,974  $ 644,794  $ 1,418,581  $ 1,262,665  $ 1,894,920  $ 2,442,973
Less cost based on spe-
 cific identification...   (795,785)  (636,848)  (1,414,439)  (1,240,344)  (1,893,808)  (2,407,619)
                          ---------  ---------  -----------  -----------  -----------  -----------
Realized gains on sales
 of securities..........  $   4,189  $   7,946  $     4,142  $    22,321  $     1,112  $    35,354
Other realized fund
 earnings net of
 expenses...............     10,997      6,861       22,330       13,582       42,550       37,545
                          ---------  ---------  -----------  -----------  -----------  -----------
Total realized net earn-
 ings of the funds......  $  15,186  $  14,807  $    26,472  $    35,903  $    43,662  $    72,899
Unrealized gains (loss-
 es)....................     43,911     (2,842)      91,747      (14,764)      82,252       54,332
                          ---------  ---------  -----------  -----------  -----------  -----------
 Total net earnings of
  the funds.............  $  59,097  $  11,965  $   118,219  $    21,139  $   125,914  $   127,231
                          =========  =========  ===========  ===========  ===========  ===========

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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of the Trust and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of December 31, 1995 and June 30, 1996 were as follows:

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                                DECEMBER 31, 1995                  JUNE 30, 1996
                         -------------------------------- --------------------------------
                                                                     UNREALIZED
                          CARRYING  UNREALIZED             CARRYING   (GAINS)
                           VALUE      LOSSES   FAIR VALUE   VALUE      LOSSES   FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  ComEd preferred and
   preference stocks.... $  800,197  $ 14,769  $  814,966 $  797,109  $(8,974)  $  788,135
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of the
   Trust................ $  200,000  $  6,000  $  206,000 $  200,000  $(9,000)  $  191,000
  Long-term debt........ $6,572,853  $470,175  $7,043,028 $6,508,400  $29,022   $6,537,422

  Long-term notes payable, which are not included in the above table, amounted to $212 million and $244 million at December 31, 1995 and June 30, 1996, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portions of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of December 31, 1995 and June 30, 1996; therefore, the carrying value is equal to the fair value.

  (12) PENSION BENEFITS. ComEd and the Indiana Company have non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. During 1995, these plans were amended to more closely base retirement benefits on final pay. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The December 31, 1995 and June 30, 1996 pension liabilities and related data were estimated pending completion of the January 1, 1996 actuarial valuation.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The funded status of these plans at December 31, 1995 and June 30, 1996 was as follows:

                                                     DECEMBER 31,   JUNE 30,
                                                         1995         1996
                                                     ------------  -----------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
  Vested benefit obligation........................  $(2,839,000)  $(2,903,000)
  Nonvested benefit obligation.....................     (251,000)     (256,000)
                                                     -----------   -----------
  Accumulated benefit obligation...................  $(3,090,000)  $(3,159,000)
  Effect of projected future compensation levels...     (304,000)     (312,000)
                                                     -----------   -----------
  Projected benefit obligation.....................  $(3,394,000)  $(3,471,000)
Fair value of plan assets, invested primarily in
 U.S. Government, government-sponsored corporation
 and agency securities, fixed income funds,
 registered investment companies, equity index
 funds and other equity funds......................    3,059,000     3,100,000
                                                     -----------   -----------
Plan assets less than projected benefit obligation.  $  (335,000)  $  (371,000)
Unrecognized prior service cost....................      (73,000)      (71,000)
Unrecognized transition asset......................     (142,000)     (136,000)
Unrecognized net loss..............................      205,000       213,000
                                                     -----------   -----------
  Accrued pension liability........................  $  (345,000)  $  (365,000)
                                                     ===========   ===========

  The assumed discount rate was 7.5% at December 31, 1995 and June 30, 1996, and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

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

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months, six months and twelve months ended June 30, 1995 and 1996 were as follows:

                            THREE MONTHS
                                ENDED          SIX MONTHS ENDED     TWELVE MONTHS ENDED
                               JUNE 30              JUNE 30               JUNE 30
                          ------------------  --------------------  --------------------
                            1995      1996      1995       1996       1995       1996
                          --------  --------  ---------  ---------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Service cost............  $ 21,000  $ 25,000  $  42,000  $  50,000  $  89,000  $  95,000
Interest cost on pro-
 jected benefit obliga-
 tion...................    57,000    62,000    114,000    124,000    219,000    235,000
Actual return on plan
 assets.................  (208,000)  (70,000)  (375,000)  (140,000)  (435,000)  (446,000)
Early retirement program
 cost...................       --        --         --         --       2,000        --
Net amortization and de-
 ferral.................   145,000    (7,000)   249,000    (14,000)   177,000    155,000
                          --------  --------  ---------  ---------  ---------  ---------
                          $ 15,000  $ 10,000  $  30,000  $  20,000  $  52,000  $  39,000
                          ========  ========  =========  =========  =========  =========

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. During the fourth quarter of 1995 (the first quarter of 1996 for bargaining unit employees of the Indiana Company), the employee savings and investment plan was amended. Under the plan, as amended, each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES and 25% of the last 1% of contributed base salary. The participating companies' contributions were $6 million and $7 million for the three months ended June 30, 1995 and 1996, respectively, $12 million and $15 million for the six months ended June 30, 1995 and 1996, respectively, and $24 million and $28 million for the twelve months ended June 30, 1995 and 1996, respectively.

  (13) POSTRETIREMENT BENEFITS. ComEd and the Indiana Company provide certain postretirement health care, dental care, vision care and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with 10 years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The postretirement health care plan for ComEd and the Indiana Company was amended, effective April 1, 1995. Prior to that date, the postretirement health care plan was fully funded by the companies. With respect to employees who retire on or after April 1, 1995, the plan is contributory, funded jointly by the companies and the participating employees. The December 31, 1995 and June 30, 1996 postretirement benefit liabilities and related data were estimated pending completion of the January 1, 1996 actuarial valuation.

  Postretirement health care costs for the twelve months ended June 30, 1996 included $26 million related to a voluntary separation offer for union employees who accepted and left ComEd's employ combined with separation offers to selected groups of non-union employees.

  The funded status of the plan at December 31, 1995 and June 30, 1996 was as follows:

                                                         DECEMBER 31, JUNE 30,
                                                             1995       1996
                                                         ------------ ---------
                                                         (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated postretirement
 benefit obligation:
 Retirees..............................................   $(474,000)  $(491,000)
 Active fully eligible participants....................     (28,000)    (29,000)
 Other participants....................................    (457,000)   (473,000)
                                                          ---------   ---------
 Accumulated benefit obligation........................   $(959,000)  $(993,000)
Fair value of plan assets, invested primarily in S&P
 500 common stocks, registered investment companies and
 U.S. Government, government agency, municipal and
 listed corporate obligations..........................     603,000     621,000
                                                          ---------   ---------
Plan assets less than accumulated postretirement bene-
 fit obligation........................................   $(356,000)  $(372,000)
Unrecognized transition obligation.....................     392,000     381,000
Unrecognized prior service cost........................      29,000      29,000
Unrecognized net gain..................................    (280,000)   (282,000)
                                                          ---------   ---------
Accrued liability for postretirement benefits..........   $(215,000)  $(244,000)
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months, six months and twelve months ended June 30, 1995 and 1996 were as follows:

                           THREE MONTHS                           TWELVE MONTHS
                              ENDED         SIX MONTHS ENDED          ENDED
                             JUNE 30             JUNE 30             JUNE 30
                         -----------------  ------------------  ------------------
                           1995     1996      1995      1996      1995      1996
                         --------  -------  --------  --------  --------  --------
                                        (THOUSANDS OF DOLLARS)
Service cost............ $ 11,000  $ 7,000  $ 22,000  $ 15,000  $ 45,000  $ 24,000
Interest cost on
 accumulated benefit
 obligation.............   22,000   18,000    43,000    35,000    83,000    61,000
Actual return on plan
 assets.................  (40,000) (12,000)  (75,000)  (36,000)  (85,000)  (98,000)
Amortization of transi-
 tion obligation........    7,000    5,000    14,000    11,000    29,000    20,000
Severance plan cost.....      --     1,000       --      1,000       --     26,000
Other...................   28,000   (3,000)   52,000     4,000    42,000    35,000
                         --------  -------  --------  --------  --------  --------
                         $ 28,000  $16,000  $ 56,000  $ 30,000  $114,000  $ 68,000
                         ========  =======  ========  ========  ========  ========

  Postretirement benefit costs were determined under the rules prescribed by SFAS No. 106, including the use of the projected unit credit actuarial cost method. The discount rates used were 7.5%, 8.0% and 7.5%, respectively, for 1994, 1995 and 1996 periods and the estimated long-term rate of return of fund assets, net of income tax effects, were 9.04%, 9.32% and 9.38%, respectively, for 1994, 1995 and 1996 periods. Pre-Medicare health care cost trend rates were 14% for 1994 periods, grading down in 0.5% annual increments to 5.0%. Post-Medicare health care cost trend rates were 11.5% for 1994 periods, grading down in 0.5% annual increments to 5.0%. Pre-Medicare trend rates were 13.5% for the first three months of 1995 and 10% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. Post-Medicare trend rates were 11% for the first three months of 1995 and 8% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. The effect of a 1% increase in the health care cost trend rate for each future year would increase the aggregate of the service and interest cost components of postretirement benefit costs by approximately $20 million for the twelve months ended June 30, 1996.

  (14) SEPARATION PLAN COSTS. Operation and maintenance expenses included $99 million for the twelve months ended June 30, 1996 related to a voluntary separation offer for union employees who accepted and left ComEd's employ combined with separation plans offered to selected groups of non-union employees. These employee separation plans reduced net income by $60 million or $0.28 per common share for the twelve months ended June 30, 1996. Substantially all of the costs of the voluntary separation plans were recorded in 1995.

  (15) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1995 and June 30, 1996 were as follows:

                                                        DECEMBER 31,  JUNE 30,
                                                            1995        1996
                                                        ------------ ----------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................   $3,379,987  $3,439,412
 Overheads capitalized................................      252,910     243,805
 Repair allowance.....................................      219,585     214,326
 Regulatory assets recoverable through future rates...    1,689,832   1,669,018
Deferred income tax assets:
 Postretirement benefits..............................     (235,360)   (255,133)
 Unbilled revenues....................................     (116,274)   (122,457)
 Alternative minimum tax..............................     (145,019)   (133,600)
 Unamortized investment tax credits to be settled
  through future rates................................     (452,210)   (442,795)
 Other regulatory liabilities to be settled through
  future rates........................................     (148,792)   (154,183)
 Other--net...........................................      (46,607)    (46,371)
                                                         ----------  ----------
Net deferred income tax liability.....................   $4,398,052  $4,412,022
                                                         ==========  ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

The $14 million increase in the net deferred income tax liability from December 31, 1995 to June 30, 1996 is comprised of a $59 million increase in deferred income tax expense, a $28 million decrease in the deferred income tax balance for AMT (before reflecting utilizations) and a $17 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, six months and twelve months ended June 30, 1995 and 1996 were as follows:

                           THREE MONTHS                           TWELVE MONTHS
                               ENDED        SIX MONTHS ENDED          ENDED
                              JUNE 30            JUNE 30             JUNE 30
                          ----------------  ------------------  ------------------
                           1995     1996      1995      1996      1995      1996
                          -------  -------  --------  --------  --------  --------
                                        (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes...  $64,137  $51,383  $129,118  $138,725  $228,809  $349,596
 Deferred income taxes..   30,644   32,710    47,444    56,840   219,633   195,925
 Investment tax credits
  deferred--net.........   (7,179)  (7,165)  (14,358)  (14,332)  (28,690)  (28,685)
Other (income) and de-
 ductions...............     (299)    (913)     (526)   (5,038)   (2,185)  (12,171)
                          -------  -------  --------  --------  --------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $87,303  $76,015  $161,678  $176,195  $417,567  $504,665
                          =======  =======  ========  ========  ========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1995 and 1996:

                                                      THREE MONTHS
                                                          ENDED         SIX MONTHS ENDED    TWELVE MONTHS  ENDED
                                                         JUNE 30             JUNE 30               JUNE 30
                                                    ------------------  ------------------  ----------------------
                                                      1995      1996      1995      1996       1995        1996
                                                    --------  --------  --------  --------  ----------  ----------
                                                                     (THOUSANDS OF DOLLARS)
Net income before extraordinary item..............  $108,866  $100,313  $197,467  $237,245  $  539,720  $  699,311
Net income taxes charged to continuing operations.    87,303    76,015   161,678   176,195     417,567     504,665
Provision for dividends on ComEd preferred and
 preference stocks................................    16,865    16,472    33,773    32,986      67,673      69,172
                                                    --------  --------  --------  --------  ----------  ----------
Pre-tax income before provision for dividends.....  $213,034  $192,800  $392,918  $446,426  $1,024,960  $1,273,148
                                                    ========  ========  ========  ========  ==========  ==========
Effective income tax rate.........................      41.0%     39.4%     41.1%     39.5%       40.7%       39.6%
                                                    ========  ========  ========  ========  ==========  ==========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 1995 and 1996 were as follows:

                           THREE MONTHS                           TWELVE MONTHS
                               ENDED        SIX MONTHS ENDED          ENDED
                              JUNE 30            JUNE 30             JUNE 30
                          ----------------  ------------------  ------------------
                           1995     1996      1995      1996      1995      1996
                          -------  -------  --------  --------  --------  --------
                                        (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $74,562  $67,480  $137,521  $156,249  $358,736  $445,602
Equity component of
 AFUDC which was ex-
 cluded from taxable
 income.................   (1,322)  (2,124)   (2,054)   (3,768)   (5,625)   (6,309)
Amortization of invest-
 ment tax credits.......   (7,178)  (7,165)  (14,358)  (14,332)  (28,755)  (28,685)
State income taxes, net
 of federal income tax-
 es.....................   12,888   10,721    23,284    24,123    57,696    66,811
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....    7,279    6,029    15,778    11,911    28,375    11,936
Other--net..............    1,074    1,074     1,507     2,012     7,140    15,310
                          -------  -------  --------  --------  --------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $87,303  $76,015  $161,678  $176,195  $417,567  $504,665
                          =======  =======  ========  ========  ========  ========

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

  (16) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1995 and 1996 were as follows:

                         THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30            JUNE 30
                         ------------------- ----------------- -------------------
                           1995      1996      1995     1996     1995      1996
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  51,763 $  51,982 $107,941 $110,492 $ 219,416 $ 232,097
Illinois invested capi-
 tal....................    26,814    26,025   54,110   52,179   108,995   104,899
Municipal utility gross
 receipts...............    36,861    37,823   74,906   79,401   151,422   172,253
Real estate.............    40,121     8,650   86,953   53,778   176,152   143,221
Municipal compensation..    17,637    17,709   35,427   36,804    73,464    79,979
Other--net..............    16,595    17,329   40,359   45,103    69,733    78,910
                         --------- --------- -------- -------- --------- ---------
                         $ 189,791 $ 159,518 $399,696 $377,757 $ 799,182 $ 811,359
                         ========= ========= ======== ======== ========= =========

  (17) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes, to finance the transactions. With respect to the commercial paper/bank borrowing portion, $10 million will expire on November 23, 1997 and $290 million will expire on November 23, 1998. At June 30, 1996, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $633 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at June 30, 1996 for capital leases are estimated to aggregate $719 million, including $132 million in 1996, $218 million in 1997, $154 million in 1998, $99 million in 1999, $58 million in 2000 and $58 million in 2001-2043. The estimated interest component of such rental payments aggregates $90 million. The estimated portions of obligations due within one year under capital leases of approximately $168 million and $182 million at December 31, 1995 and June 30, 1996, respectively, are included in current liabilities.

  Future minimum rental payments at June 30, 1996 for operating leases are estimated to aggregate $153 million, including $4 million in 1996, $10 million in 1997, $10 million in 1998, $10 million in 1999, $9 million in 2000 and $110 million in 2001-2024.

  (18) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad-Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment, operation or maintenance accounts and provides its own financing. At June 30, 1996, for its share of ownership in the station, ComEd had an investment of $600 million in production and transmission plant in service (before reduction of $190 million for the related accumulated provision for depreciation) and $56 million in construction work in progress.

  (19) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $1,076 million at June 30, 1996, comprised of approximately $1,054 million for ComEd and the Indiana Company and approximately $22 million for Unicom Thermal.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  ComEd is a member of NML, established to provide insurance coverage against property damage to members' nuclear generating facilities. The members are subject to a retrospective premium adjustment in the event losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NML to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident. However, ComEd could be subject to a maximum assessment of approximately $53 million in any policy year, in the event losses exceed accumulated reserve funds.

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

  ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. ComEd and its subsidiaries

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA.

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities and as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1996) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been included on the Consolidated Balance Sheets as of December 31, 1995 and June 30, 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1995 and June 30, 1996, a reserve of $8 million has been included on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN THE ELECTRIC UTILITY INDUSTRY

  Unicom and its predominant business, electric energy generation, transmission and distribution, are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. These changes are attributable to changes in technology, the relaxation of regulatory barriers to utilities' respective service territories as well as to efforts to change the manner in which electric utilities are regulated. Federal law and regulations have been amended to provide for open transmission system access, and various states are considering, or have adopted, new regulatory structures to allow access by some or all customers to energy suppliers in addition to the local utility. Although Illinois has not yet adopted any fundamental regulatory changes, the legislature created a Joint Committee on Electric Utility Regulatory Reform to develop and present, no later than November 8, 1996, a legislative proposal dealing with reform of the state's Public Utilities Act. ComEd, along with other energy suppliers, energy customers and other interested parties, have been active participants in discussions related to the economic and technical issues associated with reform.

  In response to these developments, ComEd has implemented certain customer initiatives designed to improve and strengthen customer relationships and is undertaking an evaluation of its operations and assets, particularly generating assets, with a view toward positioning itself for market and industry changes. As discussed below, ComEd's actions to date have included a five-year base rate cap, efforts to control expenditure growth through personnel reductions, operational efficiencies and sales of generating plants. Although ComEd's operating results and financial condition have historically been affected by various rate proceedings, ComEd expects that these industry changes, and ComEd's activities anticipating or responding to them, will directly impact its operating results and financial condition over the next several years.

  Electric Utility Industry. The electric utility industry has historically consisted of vertically integrated companies combining generation, transmission and distribution assets; serving customers within relatively defined service territories; and operating under extensive regulation with respect to rates, operations and other matters. Utilities operated under a regulatory compact with the state, with a statutory obligation to serve all of the electricity needs within their service territory in a nondiscriminatory manner, and investment and operating decisions have been made based upon the utilities' respective assessment of those current and projected needs. In view of this obligation, regulation has focused on investment and operating costs, and rates have been based on a recovery of some or all of such prudently incurred costs plus a return on invested capital. Such rate regulation, and the ability of utilities to recover investment and other costs through rates, has provided the basis for recording certain costs as regulatory assets. These assets represent costs which are allocated over future periods reflecting related regulatory treatment, rather than expensed currently.

  As noted previously, the United States electric utility industry is in a process of fundamental change as state legislators and regulators re-examine their approach to regulation and its objectives and consider a transition to a competitive or market-based system of pricing for electric energy. Although the process and approach have varied from state to state in terms of the elements and timing of implementation, it is evident that the question is no longer if, but rather how and when there will be a more competitive electricity market. The Federal Energy Policy Act of 1992, among other things, empowered FERC to introduce a greater level of competition into the wholesale marketplace for electric energy. In April 1996, FERC issued its Open Access Order requiring utilities to file open access tariffs with regard to their transmission systems. These tariffs set forth the terms, including prices, under which other parties may use a utility's transmission system. ComEd has filed an open access tariff with the FERC. The Order requires the separation of the transmission operations and wholesale marketing functions so as to ensure that unaffiliated third parties have access to the same information as to system availability and other requirements. The Order further requires utilities to operate an electronic bulletin board to make transmission price and access data available to all potential users. A key feature of the Order is that it contemplates full recovery of a utility's costs "stranded" by competition. These costs are "stranded" or "strandable" to the extent market based rates would be insufficient to allow for their full recovery. To recover stranded costs, the utility must show that it had a reasonable expectation that it would continue to serve the customer in question.

  An important element of reform proposals under consideration is the ability of other suppliers to provide energy in competition with a utility within its service territory. This element generally has included consideration of some future form of "retail wheeling," whereby a utility's transmission and distribution system is made available to alternative energy suppliers for delivery of their services to retail customers. In addition, some governmental entities, such as cities, may elect to "municipalize" a utility's distribution facilities through condemnation proceedings. Such municipalities would then be able to purchase electric power on a wholesale basis and resell it to customers over the newly acquired facilities. The FERC Open Access Order provides for the recovery of a utility's investment stranded by municipalization. While municipalization is possible under the present regulatory system, ComEd is not required to grant alternative electric suppliers access to its distribution system through any type of "retail wheeling."

  Presumably, under such a modified regulatory structure, customers will base energy purchase decisions on a combination of factors, including price, reliability and service. In addition to the potential effects on revenues and marketing and sales efforts, such changes can raise the question as to whether an affected utility's rates are based on cost-based regulation, allowing recovery of incurred costs, or are based on something else, i.e., the market place. Under generally accepted accounting principles, the latter determination would require the write off of regulatory assets and liabilities and would require an examination as to the recoverability in revenues of other incurred costs, with any portion determined to be unrecoverable being subject to write off. Various approaches have been proposed to deal with such strandable costs, from full recovery, as provided in the FERC Open Access Order, to no recovery, as proposed by at least some of the participants in virtually all legislative debates on regulatory reform proposals. For additional information, see "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements.

  Retail wheeling and municipalization are significant issues for electric utility companies, including ComEd, because of their potential to strand a utility's costs. Without the development of a more fully competitive market place, it is not possible to develop an estimate of strandable costs with any degree of accuracy. Any calculation of potentially strandable costs requires that a set of assumptions be made, including the timing of open access (customer choice), the extent of open access allowed, potential market prices over time, sales and load growth forecasts, operating performance over time, allowed rates over time, cost structure over time, mitigation opportunities and strandable cost recoveries. The calculation of strandable costs is extremely sensitive to the assumptions made, and the resulting estimates are potentially misleading if removed from the context in which they were calculated. At this point in time, ComEd does not subscribe to a certain set of assumptions or a particular estimate. However, ComEd believes the amount of its strandable costs could be material without allowance for recovery of costs and investments it incurred under its regulatory compact, including its duty to serve. Most reform proposals anticipating increased competition include some form of stranded cost recovery. ComEd is taking steps, such as cost-control measures and additional depreciation, to minimize its potential stranded investment. See Note 2 of Notes to Financial Statements for additional information.

  ComEd. ComEd is responding, and is undertaking a significant planning effort with respect to further responses, to the developments within the utility industry. During the past several years, such efforts have focused on cost reductions, including personnel reductions, efficiencies in purchasing and inventory management, and an incentive compensation system keyed to cost reduction and control. Notwithstanding the progress made at stemming the rates of increase of aggregate operating expenditures, ComEd's costs remain high in comparison to its neighboring utilities.

  ComEd is examining its assets (particularly generating assets) with a view toward rationalizing their investment and operating costs against their ability to contribute to the revenues of ComEd under various market scenarios. Such an assessment involves the consideration of numerous factors, including revenue contribution, operating costs, impacts on ComEd's service obligations, purchase commitments and remaining assets, and the impact of various options.

  On April 17, 1996, ComEd announced that it had finalized agreements to sell two of its coal-fired generating stations, representing approximately 1,600 megawatts of generating capacity. Under the agreements, State Line and Kincaid stations would be sold for a total of $250 million, which approximates the book value of the stations. The net proceeds, after income tax effects, would be approximately $200 million, which would be used to retire or redeem existing debt. Under the terms of the sales, ComEd would enter into exclusive 15-year purchased power agreements for the output of the plants. The agreements are subject to regulatory approval, and proceedings have been initiated to obtain those approvals. Numerous parties have intervened in the proceedings, including various governmental and consumer groups and ComEd's principal union. The union has also filed a lawsuit in state court alleging that the labor provisions of the Kincaid agreement are violative of state law and seeking to enjoin the ICC proceedings. ComEd had previously filed an action in federal court seeking confirmation that the state law is preempted by federal labor law, and ComEd believes that the Union's allegations are without merit. The State Line and Kincaid agreements give the purchasers the right to terminate the agreements if a closing has not occurred prior to December 31, 1996.

  With respect to its transmission assets, ComEd is participating with approximately 20 other electric utility companies in an effort to form an ISO for the midwest United States. Under the structure currently contemplated, the ISO would set standard transmission rates and facilitate compliance with FERC's Open Access Order. In addition, while individual utility companies would continue to own their transmission lines, the ISO would oversee regional planning to avoid overloads. Creation of the ISO will be subject to further negotiations among the parties as well as federal and state regulatory approval.

  ComEd is also taking actions to strengthen its relationship with its customers. On December 11, 1995, ComEd instituted a five-year base rate cap for all of its customers. The base rate cap does not affect ComEd's fuel cost or nuclear decommissioning cost recovery provisions. See Note 2 of Notes to Financial Statements for additional information about ComEd's base rate cap and other initiatives intended to give customers more choice and control over the services they seek and the price they pay.

LIQUIDITY AND CAPITAL RESOURCES

                              UTILITY OPERATIONS

  Construction Program. ComEd and the Indiana Company have a construction program for the years 1996-98 which consists principally of improvements to their existing nuclear and other electric production, transmission and distribution facilities. It does not include funds to add new generating capacity to ComEd's system. The program, as currently approved by ComEd, calls for electric plant and equipment expenditures of approximately $2,784 million (excluding nuclear fuel expenditures of approximately $885 million). It is estimated that such construction expenditures, with cost escalation computed at 3.5% annually, will be as follows:

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
                                                           ---- ---- ---- ------
      Total............................................... $953 $900 $931 $2,784
                                                           ==== ==== ==== ======

  Such construction program includes the replacement of the steam generators at ComEd's Braidwood Unit 1 and Byron Unit 1 nuclear generating units, for service prior to year-end 1998. The estimated replacement cost is approximately $470 million, including approximately $80 million for the cost of removal of the existing steam generators. Approximately $340 million of this estimated cost is included in the construction expenditures shown above. Approximately $75 million has been incurred through June 30, 1996. See "Part
II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters" for additional information relating to the replacement of the steam generators.

  ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity or through equivalent purchased power or demand-side management resources, in 1998 and each year thereafter through the year 2000; however, it believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases, could be obtained sufficient to meet such forecasted needs. If ComEd were to build additional capacity to meet its needs, it would need to make additional expenditures during the 1996-98 period.

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $1,054 million at June 30, 1996. In addition, ComEd's estimated commitments for the purchase of coal are indicated in the following table.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1996-2007     $919
      Decker Coal Co. .................................. 1996-2015     $656
      Big Horn Coal Co. ................................ 1998          $ 22
      Other commitments................................. 1996-1997     $ 14

     --------
     (1) In millions of dollars, excluding transportation costs. No estimate of future cost escalation has been made.

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

  Capital Resources. ComEd forecasts that internal sources will provide more than three-fourths of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities (the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt are summarized in Notes 6 and 8, respectively, of Notes to Financial Statements). The forecast assumes the rate levels reflected in the Rate Order remain in effect. See "Regulation," subcaption "Rate Matters" below for additional information.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 17 of Notes to Financial Statements for more information concerning ComEd's nuclear fuel lease facility. ComEd has approximately $915 million of unused bank lines of credit at June 30, 1996 which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 9 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, six months and twelve months ended June 30, 1996.

  During the first six months of 1996, ComEd sold and leased back approximately $160 million of nuclear fuel through its existing nuclear fuel lease facility. In June 1996, ComEd issued $199 million of pollution control obligations, the proceeds of which were placed on deposit with a trustee to redeem $199 million of pollution control obligations, effecting the extinguishment of such bonds. See the Statements of Consolidated Cash Flows and Note 4 of Notes to Financial Statements for information regarding common stock activity.

  As of August 8, 1996, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $805 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

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

  As of April 1996, Moody's and Standard & Poor's rating outlooks on ComEd remained stable. As of May 1996, Duff & Phelps rating outlook on ComEd remained stable. See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom's and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1995, for additional information regarding ComEd's securities ratings.


  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 47.0% at June 30, 1996 from 49.3% at December 31, 1995. This decrease is related primarily to the increase in current maturities of long-term debt reclassified to current liabilities.

                             UNREGULATED OPERATIONS

  Unicom Enterprises is engaged, through its subsidiaries, in energy service activities which are not subject to utility regulation by state or federal agencies. Its principal subsidiary, Unicom Thermal, currently provides district cooling services to office and other buildings in the city of Chicago under a non-exclusive franchise agreement. District cooling involves, in essence, the production of chilled water at a central location(s) and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used in lieu of self-generated cooling. As a result of the Clean Air Amendments, the manufacture of CFCs has been curtailed, commencing in January 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as Unicom Thermal's district cooling. Unicom Thermal is involved in or considering district cooling projects in other cities, including a project in Boston (with Boston Edison Technologies Group, Inc.).

  Construction Program. Unicom has approved capital expenditures for the years 1996-98 of approximately $100 million for Unicom Thermal, primarily representing the construction costs of its district cooling facilities in Chicago and its share of construction costs in Boston. Unicom Thermal's first two district cooling facilities in Chicago began serving customers in May 1995 and July 1996, respectively. Its third district cooling facility in Chicago will be completed in 1997. As of June 30, 1996, Unicom Thermal's purchase commitments, principally related to construction, were approximately $22 million.

  Capital Resources. Unicom expects to obtain funds to invest in its unregulated subsidiaries principally from dividends received on its ComEd common stock and from bank borrowings. While the amount of dividends on ComEd common stock is expected to be greater than the amount of dividends on Unicom common stock, the availability of such dividends is dependent on ComEd's financial performance and cash position. Other forms of financing by ComEd of Unicom or the unregulated subsidiaries, such as loans or additional equity investments (none of which is expected), would be subject to prior approval by the ICC.

  Unicom Enterprises has a $200 million credit facility which will expire in 1998, of which $125 million was unused as of June 30, 1996. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 9 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom's and Unicom Enterprises' operations.

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

  Rate Matters. On January 9, 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates,
(ii) the collection of municipal franchise costs on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for additional information related to the level of decommissioning cost collections. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of June 30, 1996, electric operating revenues of approximately $473 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court. See
Note 2 of Notes to Financial Statements for additional information.

  Nuclear Matters. Nuclear operations have been, and remain, an important focus of ComEd--given the impact of such operations on overall operating and maintenance expenditures and the ability of nuclear power plants to produce electric energy at a relatively low marginal cost. ComEd operates a large number of nuclear plants, ranging from the older Zion, Dresden and Quad-Cities stations to the more recently completed LaSalle, Byron and Braidwood stations, and is intent upon safe, reliable and efficient operation. These plants were constructed over a period of time in which technology, construction procedures and regulatory initiatives and oversight have evolved, with the result that older plants generally require greater attention and resources to meet regulatory requirements and expectations as well as to maintain operational reliability. ComEd's management is monitoring these developments and evaluating effective alternatives for controlling anticipated expenditures as well as the benefits to be derived from accelerating certain expenditures.

  ComEd's Dresden station is presently on the NRC's list of plants to be monitored closely, where it has been since being placed on that list in 1992. In June 1995, the NRC reported, with respect to Dresden, that over the prior year performance was cyclical, that plant material condition needed to be improved and that a more effective work management system was needed to deal with the corrective maintenance backlog. Although the NRC has subsequently noted improvement, it has expressed concern with the sustainability of improvement and has continued its monitoring to determine if lasting change has been made. The NRC has indicated that it plans to conduct a team inspection at Dresden to assess progress in correcting performance and to sample compliance with licensing and other requirements. This inspection is presently expected to begin in the Fall of 1996.

  Generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994. Certain intervenors appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance. However, in May 1996, the Illinois Appellate Court affirmed the ICC order for the 1989 proceedings. In June 1996, these intervenors petitioned for leave to appeal to the Illinois Supreme Court. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," for additional information.

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

RESULTS OF OPERATIONS

  Unicom's earnings per common share were $0.47 for the three months ended June 30, 1996 compared to $0.51 for the three months ended June 30, 1995, $1.10 for the six months ended June 30, 1996 compared to $0.92 for the six months ended June 30, 1995, and $3.16 for the twelve months ended June 30, 1996 compared to $2.52 for the twelve months ended June 30, 1995. Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the results of operations for ComEd alone.

  Net Income. The decrease in ComEd's earnings in the recent three-month period reflects, among other factors, lower sales to wholesale customers, partially offset by higher sales to retail customers, compared to the three-month period ended June 30, 1995. Also contributing to the lower earnings were higher operation and maintenance expenses. Partially offsetting the lower earnings was a reduction in real estate taxes which increased net income by $23 million or $0.11 per common share. Approximately $14 million or $0.07 per common share of this increase is for the year 1995 and approximately $9 million or $0.04 per common share is related to the six-month period ending June 30, 1996. The real estate tax reduction results primarily from ongoing challenges by ComEd of the methodology used by local taxing authorities to assess the value of ComEd's nuclear stations. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Litigation", for additional information about certain property tax assessment appeals. In addition, the recent three-month period includes a decrease in the total of interest expense on debt and dividend requirements on preferred and preference stocks compared to the three-month period ended June 30, 1995.

  The increase in the recent six-month period reflects, among other factors, higher operating revenues as a result of higher sales to retail customers, compared to the six-month period ended June 30, 1995. Also contributing to the higher earnings for the recent six-month period was the reduction in real estate taxes discussed above. In addition, the recent six-month period includes a decrease in the total of interest expense on debt and dividend requirements on preferred and preference stocks and slightly higher operation and maintenance expenses compared to the six-month period ended June 30, 1995.

  The increase in the recent twelve-month period reflects, among other factors, higher operating revenues primarily due to significantly higher kilowatthour sales and the higher rate levels which became effective in January 1995 under the Rate Order. The higher kilowatthour sales reflect the unusually hot summer weather in 1995. The results for the twelve-month period ended June 30, 1996 were also affected by a decrease in the total of interest expense on debt and dividend requirements on preferred and preference stocks and higher operation and maintenance expenses. The operation and maintenance expenses reflect an after-tax charge of $60 million or $0.28 per common share for a voluntary separation offer for union employees who accepted and left ComEd's employ combined with separation plans offered to selected groups of non-union employees. Substantially all of the costs of the voluntary separation plans were recorded in 1995. ComEd also recorded an after-tax charge of $20 million or $0.09 per common share related to the early redemption of $645 million of long-term debt in 1995.

  Kilowatthour Sales. Kilowatthour sales to ultimate consumers for the three months, six months and twelve months ended June 30, 1996 increased 0.5%, 3.3% and 6.5%, respectively, compared to the three months, six months and twelve months ended June 30, 1995. The slight increase in the recent three-month period reflects higher kilowatthour sales to all classes of customers, except small commercial and industrial customers and public authorities, which decreased. The increase in the recent six-month period reflects higher kilowatthour sales to all classes of customers, reflecting cooler weather compared to the same period in the prior year and economic strength in the industrial sector of ComEd's service territory. The increase in the recent twelve-month period reflects higher kilowatthour sales to all classes of customers, reflecting the unusually hot summer weather in 1995 compared to the same period in 1994 and the cooler weather in the six months ended June 30, 1996 compared to the same period in the prior year.

  Kilowatthour sales, including sales for resale, decreased 5.0% and 0.7%, and increased 2.1% for the three months, six months and twelve months ended June 30, 1996, respectively, compared to the three months, six months and twelve months ended June 30, 1995.

  Operating Revenues. Operating revenues decreased slightly in the three months ended June 30, 1996 compared to the three months ended June 30, 1995, due to lower kilowatthour sales to wholesale customers, partially offset by slightly higher kilowatthour sales to retail customers. Operating revenues increased in the six months ended June 30, 1996 compared to the six months ended June 30, 1995, reflecting the higher kilowatthour sales to retail customers discussed above. Operating revenues increased in the twelve months ended June 30, 1996 compared to the twelve months ended June 30, 1995, reflecting the higher kilowatthour sales discussed above and to a lesser extent, the effects of the Rate Order which became effective in January 1995.

  Fuel Costs. Changes in fuel expense for the three months, six months and twelve months ended June 30, 1996 compared to the same periods ended June 30, 1995 primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                         JUNE 30              JUNE 30              JUNE 30
                                                   --------------------  ------------------  --------------------
                                                     1995       1996       1995      1996      1995       1996
                                                   ---------  ---------  --------  --------  ---------  ---------
   Cost of fuel consumed (per million Btu):
     Nuclear.....................................      $0.50      $0.54     $0.52     $0.53      $0.52      $0.53
     Coal........................................      $2.52      $2.56     $2.48     $2.51      $2.36      $2.45
     Oil.........................................      $3.34      $3.80     $3.04     $3.27      $3.10      $3.17
     Natural gas.................................      $1.83      $2.87     $1.80     $2.91      $1.91      $2.22
     Average all fuels...........................      $0.99      $1.23     $1.02     $1.13      $1.02      $1.10
   Net generation of electric energy (millions of
    kilowatthours)...............................     23,979     21,822    48,175    45,315     95,905     93,748
   Fuel sources of kilowatthour generation:
     Nuclear.....................................         77%        67%       75%       71%        74%        71%
     Coal........................................         21         30        23        26         23         25
     Oil.........................................        --         --        --          1          1          1
     Natural gas.................................          2          3         2         2          2          3
                                                   ---------  ---------  --------  --------  ---------  ---------
                                                         100%       100%      100%      100%       100%       100%
                                                   =========  =========  ========  ========  =========  =========

  The decrease in nuclear generation as a percentage of total generation for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 is primarily due to scheduled and non-scheduled outages at certain of ComEd's nuclear generating stations.

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

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices and ComEd has significant purchase commitments under its contracts. In addition, as of June 30, 1996, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $411 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and Notes 1 and 19 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd and the Indiana Company's generating units and the availability and cost of power from other utilities.

  The number and average cost of kilowatthours purchased were as follows:

                            THREE MONTHS   SIX MONTHS ENDED     TWELVE MONTHS ENDED
                            ENDED JUNE 30       JUNE 30               JUNE 30
                            -------------  ------------------   ----------------------
                             1995   1996     1995      1996       1995        1996
                            ------ ------  --------  --------   ---------   ----------
   Kilowatthours
    (millions).............   239  1,376        448     2,847          896       4,874
   Cost per kilowatthour...  2.70c  2.40c      2.23c     2.27c        2.71c       2.44c

  Deferred Under or Overrecovered Energy Costs--Net. Operating expenses for the three months, six months and twelve months ended June 30, 1995 and 1996 include the net change in under or overrecovered allowable energy costs under ComEd's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy Costs."

  Operation and Maintenance Expenses. ComEd's operation and maintenance expenses increased 4.9%, 0.7% and 8.8% for the three months, six months and twelve months ended June 30, 1996, respectively, compared to the same periods ended June 30, 1995. The increase in the current three-month period primarily reflects higher operation and maintenance expenses associated with nuclear and fossil generating stations, certain administrative and general costs and customer related activities, partially offset by lower expenses associated with pensions and other employee benefits, including postretirement health care benefits. The increase in the current six-month period primarily reflects higher operation and maintenance expenses associated with nuclear and fossil generating stations, certain administrative and general costs and customer related activities, partially offset by lower expenses associated with the transmission and distribution system and pensions and other employee benefits, including postretirement health care benefits. The increase in the current twelve-month period primarily reflects higher operation and maintenance expenses associated with nuclear and fossil generating stations, customer-related activities, voluntary employee separation plans and incentive compensation programs, partially offset by lower expenses associated with the transmission and distribution system and pensions and other employee benefits, including postretirement health care benefits. The effects of inflation are reflected in the increases and decreases discussed below and have increased operation and maintenance costs for the three months, six months and twelve months ended June 30, 1996.

  Operation and maintenance expenses associated with the nuclear generating stations tend to be affected by the number of outages (both scheduled and non-scheduled) of the units, during which a greater number of activities related to inspection, maintenance and improvement are scheduled and carried out. Such expenses increased $15 million, $9 million and $85 million for the three months, six months and twelve months ended June 30, 1996, respectively, compared to the same periods ended June 30, 1995. The increases in operation and maintenance expenses for the recent three-month and six-month periods reflect increased expenses related to aggressive improvement programs, which accelerate certain expenditures related to the nuclear generating plants. The increase for the current twelve-month period reflects aggressive improvement programs, which accelerate certain expenditures related to the nuclear generating plants, and activities undertaken during scheduled and non-scheduled outages. Future operation and maintenance expenses associated with nuclear generating stations may be significantly affected by regulatory, operational and other requirements. See "Nuclear Matters" under "Regulation" above and "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters."

  In March 1996, ComEd's Board of Directors authorized a program of additional expenditures related to its nuclear operations. The program consisted of various operation, maintenance and capital expenditure items. Nuclear operation and maintenance expenses are anticipated to be approximately $70 million higher than budgeted, or $50 million higher in 1996 than in 1995. The program further contemplated that ComEd's nuclear operation and maintenance expenses would be at a similarly increased level for 1997. The program also included an $89 million increase to ComEd's three-year construction program. The changes were based upon a determination by ComEd's Board that it would be prudent to accelerate certain nuclear capital projects previously scheduled for later years and to implement an intensive program to make various operation and maintenance improvements in a shorter period of time than was originally planned.

  Operation and maintenance expenses associated with the fossil generating stations also tend to be affected by the number of outages in the same manner as nuclear generating stations. Such expenses increased $4 million, $23 million and $39 million in the three months, six months and twelve months ended June 30, 1996, respectively, compared to the same periods ended June 30, 1995. The increases in the recent three-month, six-month and twelve-month periods reflect an increase in the scope of scheduled overhauls to upgrade plant performance, partially offset by the effects of a reduction of personnel.

  Operation and maintenance expenses associated with ComEd's transmission and distribution system decreased $4 million and $6 million in the six months and twelve months ended June 30, 1996, respectively, compared to the same periods ended June 30, 1995. The decrease in the recent six-month and twelve-month periods reflects the effects of a reduction of personnel. Operation and maintenance expenses associated with ComEd's customer-related activities, including customer assistance and energy sales services, increased $4 million in the three-month and six-month periods ended June 30, 1996 and increased $11 million in the twelve-month period ended June 30, 1996 compared to the same periods ended June 30, 1995. The increases in the recent three-month, six-month and twelve-month periods reflect an increase for uncollectible accounts partially offset by the effects of a reduction of personnel.

  Operation and maintenance expenses in the twelve months ended June 30, 1996 and 1995 reflect $65 million and $50 million, respectively, for employee incentive compensation plan costs related to the achievement of certain financial performance, cost containment and operating performance goals in 1995 and 1994, respectively.

  Operation and maintenance expenses for pension and other employee benefits, including postretirement health care benefits, decreased $15 million, $30 million and $41 million in the three months, six months and twelve months ended June 30, 1996, respectively, compared to the same periods ended June 30, 1995. The decrease in the recent three-month period reflects a decrease of $13 million in the provision for postretirement health care benefits. The decrease in the recent six-month period reflects a decrease of $27 million in the provision for postretirement health care benefits. The decrease in the recent twelve-month period reflects a decrease of $65 million in the provision for postretirement health care benefits, partially offset by a $26 million increase for the portion of the costs of the voluntary employee separation plans related to postretirement health care benefits. See Note 14 of Notes to Financial Statements for additional information regarding the employee separation plans offered in 1995.

  Operation and maintenance expenses in the twelve months ended June 30, 1996 reflect $73 million for the portion of the costs of the voluntary employee separation plans not related to the postretirement health care benefits described above. See Note 14 of Notes to Financial Statements for additional information regarding the employee separation plans.

  Operation and maintenance expenses associated with certain administrative and general costs increased $13 million and $5 million for the three months and six months ended June 30, 1996, respectively, compared to the same periods ended June 30, 1995, due to a variety of reasons including an increase in certain labor costs partially offset by a decrease for the recent six-month period related to the provision for injuries and damages.

  Depreciation. Depreciation expense for the three months, six months and twelve months ended June 30, 1996 increased over the same periods ended June 30, 1995 as a result of additions to plant in service. In March 1996, ComEd filed a request for ICC approval of an additional depreciation initiative. ComEd also continues to consider the possibility of additional depreciation options. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements and Note 2 of Notes to Financial Statements for additional information.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, six months and twelve months ended June 30, 1996 compared to the same periods ended June 30, 1995 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                 THREE MONTHS ENDED     SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                       JUNE 30               JUNE 30               JUNE 30
                                --------------------- --------------------- ---------------------
                                   1995       1996       1995       1996       1995       1996
                                ---------- ---------- ---------- ---------- ---------- ----------
      Long-term debt
       outstanding:
       Average amount (mil-
        lions)................    $7,728     $6,682     $7,780     $6,700     $7,829     $7,011
       Average interest rate..      7.79%      7.72%      7.78%      7.72%      7.80%      7.73%
      Notes payable
       outstanding:
       Average amount (mil-
        lions)................    $   11     $  313     $    9     $  301     $   10     $  196
       Average interest rate..      7.82%      5.71%      8.12%      5.81%      7.27%      5.91%

  Decommissioning. The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including ComEd, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for nuclear decommissioning costs and issued an exposure draft in February 1996 requesting written comment. If current electric utility industry accounting practices for such decommissioning costs are changed, annual provisions for decommissioning could increase and the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation. Unicom does not believe that such changes, if required, would have an adverse effect on the results of operations due to ComEd's ability to recover decommissioning costs through rates.

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended December 31, 1995 and June 30, 1996 were 2.79 and 2.96, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended December 31, 1995 and June 30, 1996 were 2.39 and 2.52, respectively.

  Business corporations, in general, have been adversely affected by inflation because amounts retained after the payment of all costs have been inadequate to replace, at increased costs, the productive assets consumed. Electric utilities in particular have been especially affected as a result of their capital intensive nature and regulation which limits capital recovery and prescribes installation or modification of facilities to comply with increasingly stringent safety and environmental requirements. Because the regulatory process limits the amount of depreciation expense included in ComEd's revenue allowance to the original cost of utility plant investment, the resulting cash flows are inadequate to provide for replacement of that investment in future years or preserve the purchasing power of common equity capital previously invested.

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of December 31, 1995 and June 30, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of December 31, 1995 and June 30, 1996, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1995 and 1996, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
August 8, 1996

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, six months and twelve months ended June 30, 1995 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, competition, taxes, environmental control, energy use, fuel supply, cost of labor, fuel, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                 JUNE 30                 JUNE 30                 JUNE 30
                          ----------------------  ----------------------  ----------------------
                             1995        1996        1995        1996        1995        1996
                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating
 Revenues...............  $1,559,535  $1,547,632  $3,137,671  $3,231,121  $6,458,276  $7,003,236
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating
 Expenses and Taxes:
 Fuel...................  $  254,576  $  287,910  $  527,432  $  548,883  $1,051,301  $1,111,292
 Purchased power........       6,443      33,061       9,986      64,500      24,276     118,892
 Deferred
  (under)/overrecovered
  energy costs--net.....       4,625     (33,353)      1,262     (10,351)     24,161     (14,346)
 Operation..............     369,020     379,121     752,764     726,568   1,486,253   1,571,767
 Maintenance............     139,596     154,445     284,923     317,991     510,597     599,819
 Depreciation...........     224,708     229,827     449,796     460,438     893,383     907,947
 Recovery of regulatory
  assets................       3,818       3,818       7,636       7,636      15,272      15,272
 Taxes (except income)..     189,628     159,351     399,385     377,481     798,822     810,122
 Income taxes--
   Current--Federal.....      49,308      41,810     102,897     109,522     204,731     263,709
   --State..............      16,367      11,470      28,107      32,659      28,195      91,690
   Deferred--Federal--
    net.................      26,823      27,478      39,401      51,349     158,315     184,351
   --State--net.........       3,572       5,169       8,061       5,376      61,454      12,920
 Investment tax credits
  deferred--net.........      (7,179)     (7,165)    (14,358)    (14,332)    (28,690)    (28,685)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,281,305  $1,292,942  $2,597,292  $2,677,720  $5,228,070  $5,644,750
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating
 Income.................  $  278,230  $  254,690  $  540,379  $  553,401  $1,230,206  $1,358,486
                          ----------  ----------  ----------  ----------  ----------  ----------
Other Income and
 (Deductions):
 Interest on long-term
  debt..................  $ (150,568) $ (128,949) $ (302,765) $ (258,679) $ (610,998) $ (541,720)
 Interest on notes
  payable...............        (221)     (4,436)       (372)     (8,687)       (741)    (11,595)
 Allowance for funds
  used during
  construction--
   Borrowed funds.......       3,192       6,367       4,877      11,265      13,294      17,525
   Equity funds.........       3,776       6,068       5,869      10,766      16,071      18,026
 Income taxes
  applicable to
  nonoperating
  activities............         201         790         469       5,066       6,974       9,682
 Provision for
  dividends on company-
  obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trust......         --       (4,240)        --       (8,480)        --      (12,908)
 Miscellaneous--net.....      (7,233)    (10,842)    (14,034)    (29,313)    (40,145)    (59,406)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $ (150,853) $ (135,242) $ (305,956) $ (278,062) $ (615,545) $ (580,396)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income Before
 Extraordinary Item.....  $  127,377  $  119,448  $  234,423  $  275,339  $  614,661  $  778,090
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --      (20,022)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............  $  127,377  $  119,448  $  234,423  $  275,339  $  614,661  $  758,068
Provision for Dividends
 on Preferred and
 Preference Stocks......      16,865      16,472      33,773      32,986      67,673      69,172
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income on Common
 Stock..................  $  110,512  $  102,976  $  200,650  $  242,353  $  546,988  $  688,896
                          ==========  ==========  ==========  ==========  ==========  ==========
Average Number of Common
 Shares Outstanding.....     214,192     214,198     214,192     214,196     214,178     214,195
Earnings per Common
 Share Before
 Extraordinary Item.....       $0.52       $0.48       $0.94       $1.13       $2.55       $3.31
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --        (0.09)
                          ----------  ----------  ----------  ----------  ----------  ----------
Earnings per Common
 Share..................       $0.52       $0.48       $0.94       $1.13       $2.55       $3.22
                          ==========  ==========  ==========  ==========  ==========  ==========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      DECEMBER 31,   JUNE 30,
                       ASSETS                             1995         1996
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,105 million
   and $1,172 million, respectively)................. $27,052,778   $27,553,015
  Less--Accumulated provision for depreciation.......  10,565,093    10,967,396
                                                      -----------   -----------
                                                      $16,487,685   $16,585,619
  Nuclear fuel, at amortized cost....................     734,667       770,527
                                                      -----------   -----------
                                                      $17,222,352   $17,356,146
                                                      -----------   -----------
Investments:
  Nuclear decommissioning funds...................... $ 1,237,527   $ 1,341,843
  Subsidiary companies...............................     113,657       116,969
  Other investments, at cost.........................      20,478        17,956
                                                      -----------   -----------
                                                      $ 1,371,662   $ 1,476,768
                                                      -----------   -----------
Current Assets:
  Cash............................................... $       972   $       365
  Temporary cash investments.........................      14,138        17,458
  Special deposits...................................       3,546           565
  Receivables--
    Customers........................................     579,861       563,198
    Taxes............................................      75,536           --
    Other............................................      82,824        38,875
    Provisions for uncollectible accounts............     (11,828)      (12,544)
  Coal and fuel oil, at average cost.................     129,176       166,981
  Materials and supplies, at average cost............     333,539       342,291
  Deferred unrecovered energy costs..................      46,028        98,165
  Deferred income taxes related to current assets and
   liabilities.......................................     107,931       113,678
  Prepayments and other..............................      44,661        36,613
                                                      -----------   -----------
                                                      $ 1,406,384   $ 1,365,645
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,467,386   $ 2,441,489
  Unrecovered energy costs...........................     588,152       501,283
  Other..............................................      63,124        53,288
                                                      -----------   -----------
                                                      $ 3,118,662   $ 2,996,060
                                                      -----------   -----------
                                                      $23,119,060   $23,194,619
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       DECEMBER 31,  JUNE 30,
            CAPITALIZATION AND LIABILITIES                 1995        1996
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,706,130  $ 5,777,232
  Preferred and preference stocks without mandatory
   redemption requirements............................     508,034      507,926
  Preference stock subject to mandatory redemption re-
   quirements.........................................     261,475      245,609
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust*....................     200,000      200,000
  Long-term debt......................................   6,488,434    5,970,266
                                                       -----------  -----------
                                                       $13,164,073  $12,701,033
                                                       -----------  -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $   261,000  $   326,850
    Bank loans........................................       7,150        7,550
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations.....     433,299      912,844
  Accounts payable....................................     614,283      426,915
  Accrued interest....................................     170,284      165,232
  Accrued taxes.......................................     215,965      293,898
  Dividends payable...................................     102,192      106,370
  Customer deposits...................................      44,521       44,796
  Other...............................................      93,841       84,220
                                                       -----------  -----------
                                                       $ 1,942,535  $ 2,368,675
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,506,704  $ 4,523,887
  Accumulated deferred investment tax credits.........     689,041      674,709
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     624,191      640,519
  Obligations under capital leases....................     373,697      412,936
  Regulatory liabilities..............................     601,002      596,978
  Other...............................................   1,217,817    1,275,882
                                                       -----------  -----------
                                                       $ 8,012,452  $ 8,124,911
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 19)
                                                       $23,119,060  $23,194,619
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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                      DECEMBER 31,   JUNE 30,
                                                          1995         1996
                                                      ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,194,950 shares and 214,198,784
    shares, respectively............................. $ 2,677,437   $ 2,677,485
  Premium on common stock and other paid-in capital..   2,223,004     2,223,062
  Capital stock and warrant expense..................     (16,159)      (16,151)
  Retained earnings..................................     821,848       892,836
                                                      -----------   -----------
                                                      $ 5,706,130   $ 5,777,232
                                                      -----------   -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957   $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--96,753 shares and 93,374 shares, re-
    spectively.......................................       3,077         2,969
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --            --
                                                      -----------   -----------
                                                      $   508,034   $   507,926
                                                      -----------   -----------
Preference Stock Subject to Mandatory Redemption Re-
 quirements:
  Preference stock, cumulative, without par value--
   Outstanding--2,934,990 shares and 2,904,990
    shares, respectively............................. $   292,163   $   289,183
  Current redemption requirements for preference
   stock included in current liabilities.............     (30,688)      (43,574)
                                                      -----------   -----------
                                                      $   261,475   $   245,609
                                                      -----------   -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust:
  Outstanding--8,000,000............................. $   200,000   $   200,000
                                                      -----------   -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1996 through 2000--5 1/4% to 9 3/8%..... $ 1,170,000   $ 1,120,000
    Maturing 2001 through 2010--3 1/2% to 8 3/8%.....   1,465,400     1,640,400
    Maturing 2011 through 2020--5.85% to 9 7/8%......   1,266,000     1,266,000
    Maturing 2021 through 2023--7 3/4% to 9 1/8%.....   1,385,000     1,385,000
                                                      -----------   -----------
                                                      $ 5,286,400   $ 5,411,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     110,505       107,857
  Pollution control obligations, due 2004 through
   2014-- 3.30% to 6 7/8%............................     317,200       142,200
  Other long-term debt...............................   1,064,318     1,049,277
  Deposit for retirement of long-term debt...........         --           (975)
  Current maturities of long-term debt included in
   current liabilities...............................    (234,893)     (687,625)
  Unamortized net debt discount and premium..........     (55,096)      (51,868)
                                                      -----------   -----------
                                                      $ 6,488,434   $ 5,970,266
                                                      -----------   -----------
                                                      $13,164,073   $12,701,033
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                         THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
                               JUNE 30             JUNE 30             JUNE 30
                         ------------------- ------------------- -------------------
                           1995      1996      1995      1996      1995      1996
                         --------- --------- -------- ---------- -------- ----------
                                           (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................. $ 521,795 $ 875,547 $517,335 $  821,848 $340,691 $  546,624
Add--Net income.........   127,377   119,448  234,423    275,339  614,661    758,068
                         --------- --------- -------- ---------- -------- ----------
                         $ 649,172 $ 994,995 $751,758 $1,097,187 $955,352 $1,304,692
                         --------- --------- -------- ---------- -------- ----------
Deduct--
   Dividends declared
    on--
    Common stock........ $  85,676 $  85,680 $171,354 $  171,358 $340,490 $  342,713
    Preferred and pref-
     erence stocks......    16,844    16,450   33,752     32,964   68,137     66,066
   Other capital stock
    transactions--net...        28        29       28         29      101      3,077
                         --------- --------- -------- ---------- -------- ----------
                         $ 102,548 $ 102,159 $205,134 $  204,351 $408,728 $  411,856
                         --------- --------- -------- ---------- -------- ----------
Balance at End of Peri-
 od..................... $ 546,624 $ 892,836 $546,624 $  892,836 $546,624 $  892,836
                         ========= ========= ======== ========== ======== ==========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                JUNE 30               JUNE 30                  JUNE 30
                          --------------------  ---------------------  ------------------------
                            1995       1996        1995       1996        1995         1996
                          ---------  ---------  ----------  ---------  -----------  -----------
                                               (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income.............  $ 127,377  $ 119,448  $  234,423  $ 275,339  $   614,661  $   758,068
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and am-
    ortization..........    238,116    238,191     476,728    479,065      942,394      951,021
   Deferred income taxes
    and investment tax
    credits--net........     24,162     25,996      34,444     42,204      198,096      166,057
   Extraordinary loss
    related to early re-
    demption of long-
    term debt...........        --         --          --         --           --        33,158
   Equity component of
    allowance for funds
    used during
    construction........     (3,776)    (6,068)     (5,869)   (10,766)     (16,071)     (18,026)
   Revenue refunds and
    related interest....         20        --       15,135        --      (532,947)         --
   Recovery of regula-
    tory assets.........      3,818      3,818       7,636      7,636       15,272       15,272
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................        180      2,373         560    (29,930)       2,603       30,223
   Net effect on cash
    flows of changes in:
     Receivables........     (8,159)    26,181      (6,139)   136,864      (78,534)     (26,208)
     Coal and fuel oil..    (12,802)   (22,314)    (24,426)   (37,805)      (2,271)     (33,683)
     Materials and sup-
      plies.............      4,475     (7,149)     18,082     (8,752)      36,008       24,239
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     63,992     16,453      81,219    (49,359)     183,480      334,897
     Accrued interest
      and taxes.........      6,494     23,237      89,512     72,881      120,495      (22,397)
     Other changes in
      certain current
      assets and
      liabilities.......      3,031    (17,941)      9,590     (8,670)      (9,687)       8,294
   Other--net...........     51,331     26,358     134,909     29,850      137,410       40,532
                          ---------  ---------  ----------  ---------  -----------  -----------
                          $ 498,259  $ 428,583  $1,065,804  $ 898,557  $ 1,610,909  $ 2,261,447
                          ---------  ---------  ----------  ---------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction expendi-
  tures.................  $(178,948) $(237,046) $ (379,966) $(517,880) $  (721,977) $(1,037,280)
 Nuclear fuel expendi-
  tures.................    (72,297)  (109,184)   (111,154)  (143,603)    (263,120)    (321,567)
 Equity component of
  allowance for funds
  used during
  construction..........      3,776      6,068       5,869     10,766       16,071       18,026
 Contributions to nu-
  clear decommissioning
  funds.................        --         --      (96,229)   (83,178)    (132,550)    (119,602)
 Investment in subsidi-
  ary companies.........         (1)       --           (1)       --           (50)          (7)
 Other investments and
  special deposits......      7,421        --         (649)       (48)         805       20,207
                          ---------  ---------  ----------  ---------  -----------  -----------
                          $(240,049) $(340,162) $ (582,130) $(733,943) $(1,100,821) $(1,440,223)
                          ---------  ---------  ----------  ---------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of securi-
  ties--
  Long-term debt........  $     --   $ 198,902  $      --   $ 198,902  $   269,176  $   198,902
  Preferred securities
   of subsidiary trust..        --         --          --         --           --       200,000
  Capital stock.........        --          (2)        --          (2)      72,938           (2)
 Retirement and redemp-
  tion of securities--
  Long-term debt........   (262,026)  (267,056)   (291,663)  (267,097)    (639,841)  (1,112,706)
  Capital stock.........     (3,000)    (3,000)     (3,000)    (3,000)     (17,822)     (17,822)
 Deposits and securi-
  ties held for retire-
  ment and redemption
  of securities.........      1,403      2,643        (271)      (975)        (274)        (598)
 Premium paid on early
  redemption of long-
  term debt.............        --         --          --         --        (3,664)     (25,823)
 Cash dividends paid on
  capital stock.........   (102,584)  (106,433)   (205,169)  (208,625)    (449,402)    (417,840)
 Proceeds from
  sale/leaseback of nu-
  clear fuel............        --      35,402     115,340    159,615      253,968      237,491
 Nuclear fuel lease
  principal payments....    (52,832)   (50,918)   (115,617)  (106,969)    (225,770)    (229,197)
 Increase in short-term
  borrowings............     40,000     98,850      40,000     66,250       41,050      287,250
                          ---------  ---------  ----------  ---------  -----------  -----------
                          $(379,039) $ (91,612) $ (460,380) $(161,901) $  (699,641) $  (880,345)
                          ---------  ---------  ----------  ---------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $(120,829) $  (3,191) $   23,294  $   2,713  $  (189,553) $   (59,121)
Cash and Temporary Cash
 Investments at
 Beginning of Period....    197,773     21,014      53,650     15,110      266,497       76,944
                          ---------  ---------  ----------  ---------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $  76,944  $  17,823  $   76,944  $  17,823  $    76,944  $    17,823
                          =========  =========  ==========  =========  ===========  ===========

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $176 million and $157 million for the three months ended June 30, 1995 and 1996, respectively, $353 million and $314 million for the six months ended June 30, 1995 and 1996, respectively, and $709 million and $654 million for the twelve months ended June 30, 1995 and 1996, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 1995 and 1996 was as follows:

                          THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                                JUNE 30            JUNE 30            JUNE 30
                          ------------------- ----------------- -------------------
                            1995      1996      1995     1996     1995      1996
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $145,011  $114,114 $316,266 $270,724  $641,806  $558,660
   Income taxes (net of
    refunds)............  $  52,913 $   9,284 $ 22,492 $  9,284 $  95,160 $ 355,634
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $   1,433 $  36,994 $118,243 $162,486  $258,091 $ 242,820

  (2) RATE MATTERS. See Unicom's Note 2 of Notes to Financial Statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At June 30, 1996, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--23,214,990 shares; $1.425 convertible preferred stock--93,374 shares; and prior preferred stock-- 850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (4) COMMON STOCK. At June 30, 1996, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock..................  95,241
      Conversion of warrants............................................  27,117
                                                                         -------
                                                                         122,358
                                                                         =======

  During the three months, six months and twelve months ended June 30, 1995 and 1996, shares of common stock were issued as follows:

                                                  SIX MONTHS
                          THREE MONTHS ENDED         ENDED     TWELVE MONTHS ENDED
                                JUNE 30             JUNE 30          JUNE 30
                          ---------------------  ------------- ---------------------
                            1995       1996       1995   1996     1995      1996
                          ---------  ----------  ------ ------ ---------- ----------
Employee Savings and In-
 vestment Plan..........        --          --     --     --       15,800      --
Conversion of $1.425
 convertible preferred
 stock..................        161       2,634  1,231  3,435      98,175    5,834
Conversion of warrants..         86         336    216    399       8,178      482
                           --------  ----------  -----  -----  ---------- --------
                                247       2,970  1,447  3,834     122,153    6,316
                           ========  ==========  =====  =====  ========== ========

  At December 31, 1995 and June 30, 1996, 82,742 and 81,353 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

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

  (10) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 10 of Notes to Financial Statements.

  (11) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 11 of Notes to Financial Statements.

  (12) PENSION BENEFITS. See Unicom's Note 12 of Notes to Financial Statements.

  (13) POSTRETIREMENT BENEFITS. See Unicom's Note 13 of Notes to Financial Statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (14) SEPARATION PLAN COSTS. See Unicom's Note 14 of Notes to Financial Statements.

  (15) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1995 and June 30, 1996 were as follows:

                                                        DECEMBER 31,  JUNE 30,
                                                            1995        1996
                                                        ------------ ----------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................   $3,379,987  $3,439,412
 Overheads capitalized................................      252,910     243,805
 Repair allowance.....................................      219,585     214,326
 Regulatory assets recoverable through future rates...    1,689,832   1,669,018
Deferred income tax assets:
 Postretirement benefits..............................     (235,353)   (255,121)
 Unbilled revenues....................................     (116,274)   (122,457)
 Alternative minimum tax..............................     (145,019)   (133,600)
 Unamortized investment tax credits to be settled
  through future rates................................     (452,210)   (442,795)
 Other regulatory liabilities to be settled through
  future rates........................................     (148,792)   (154,183)
 Other--net...........................................      (45,893)    (48,196)
                                                         ----------  ----------
Net deferred income tax liability.....................   $4,398,773  $4,410,209
                                                         ==========  ==========

The $11 million increase in the net deferred income tax liability from December 31, 1995 to June 30, 1996 is comprised of a $56 million increase in deferred income tax expense, a $28 million decrease in the deferred income tax balance for AMT (before reflecting utilizations) and a $17 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, six months and twelve months ended June 30, 1995 and 1996 were as follows:

                          THREE MONTHS ENDED    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                JUNE 30              JUNE 30              JUNE 30
                          --------------------  ------------------  --------------------
                            1995       1996       1995      1996      1995       1996
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Electric operating in-
 come:
 Current income taxes...  $  65,675  $  53,280  $131,004  $142,181  $ 232,926  $ 355,399
 Deferred income taxes..     30,395     32,647    47,462    56,725    219,769    197,271
 Investment tax credits
  deferred--net.........     (7,179)    (7,165)  (14,358)  (14,332)   (28,690)   (28,685)
Other (income) and de-
 ductions...............       (299)      (913)     (526)   (5,038)    (2,322)   (12,171)
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $  88,592  $  77,849  $163,582  $179,536  $ 421,683  $ 511,814
                          =========  =========  ========  ========  =========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1995 and 1996:

                         THREE MONTHS ENDED    SIX MONTHS ENDED     TWELVE MONTHS ENDED
                               JUNE 30              JUNE 30               JUNE 30
                         --------------------  ------------------  ----------------------
                           1995       1996       1995      1996       1995        1996
                         ---------  ---------  --------  --------  ----------  ----------
Pre-tax book income
 (thousands)............  $215,969   $197,297  $398,005  $454,875  $1,036,344  $1,289,904
Effective income tax
 rate...................      41.0%      39.5%     41.1%     39.5%       40.7%       39.7%

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 1995 and 1996 were as follows:

                          THREE MONTHS ENDED    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                JUNE 30              JUNE 30              JUNE 30
                          --------------------  ------------------  --------------------
                            1995       1996       1995      1996      1995       1996
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $  75,589  $  69,054  $139,302  $159,206  $ 362,720  $ 451,467
Equity component of
 AFUDC which was
 excluded from taxable
 income.................     (1,322)    (2,124)   (2,054)   (3,768)    (5,625)    (6,309)
Amortization of invest-
 ment tax credits.......     (7,178)    (7,165)  (14,358)  (14,332)   (28,755)   (28,685)
State income taxes, net
 of federal income tax-
 es.....................     12,888     10,721    23,284    24,123     57,696     66,811
Differences between book
 and tax accounting,
 primarily property-re-
 lated deductions.......      7,279      6,029    15,778    11,911     28,375     11,936
Other--net..............      1,336      1,334     1,630     2,396      7,272     16,594
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $  88,592  $  77,849  $163,582  $179,536  $ 421,683  $ 511,814
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

  (16) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1995 and 1996 were as follows:

                         THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30            JUNE 30
                         ------------------- ----------------- -------------------
                           1995      1996      1995     1996     1995      1996
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  51,763 $  51,982 $107,941 $110,492 $ 219,416 $ 232,097
Illinois invested capi-
 tal....................    26,814    26,025   54,110   52,179   108,995   104,899
Municipal utility gross
 receipts...............    36,861    37,823   74,906   79,401   151,422   172,253
Real estate.............    40,121     8,650   86,953   53,778   176,152   142,572
Municipal compensation..    17,637    17,709   35,427   36,804    73,464    79,979
Other--net..............    16,432    17,162   40,048   44,827    69,373    78,322
                         --------- --------- -------- -------- --------- ---------
                         $ 189,628 $ 159,351 $399,385 $377,481 $ 798,822 $ 810,122
                         ========= ========= ======== ======== ========= =========

  (17) LEASE OBLIGATIONS. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes, to finance the transactions. With respect to the commercial paper/bank borrowing portion, $10 million will expire on November 23, 1997 and $290 million will expire on November 23, 1998. At June 30, 1996, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $633 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at June 30, 1996 for capital leases are estimated to aggregate $707 million, including $132 million in 1996, $218 million in 1997, $154 million in 1998, $99 million in 1999, $58 million in 2000 and $46 million in 2001-2004. The estimated interest component of such rental payments aggregates $78 million. The estimated portions of obligations due within one year under capital leases of approximately $168 million and $182 million at December 31, 1995 and June 30, 1996, respectively, are included in current liabilities.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

  Future minimum rental payments at June 30, 1996 for operating leases are estimated to aggregate $138 million, including $4 million in 1996, $10 million in 1997, $9 million in 1998, $9 million in 1999, $9 million in 2000 and $97 million in 2001-2024.

  (18) JOINT PLANT OWNERSHIP. See Unicom's Note 18 of Notes to Financial Statements.

  (19) COMMITMENTS AND CONTINGENT LIABILITIES. See Unicom's Note 19 of Notes to Financial Statements.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  CHANGES IN THE ELECTRIC UTILITY INDUSTRY. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry," which is incorporated herein by this reference.

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

  ComEd has appeals pending in applicable counties in connection with property tax assessments for its Byron, Braidwood and LaSalle nuclear generating stations. These proceedings seek refunds and reduced valuations resulting in lower property taxes for the challenged and subsequent years. In January 1996, the PTAB rendered a decision substantially adopting ComEd's positions with respect to the Byron nuclear station. Thereafter, the Ogle County Board of Review issued a revised assessment. ComEd has received tax bills for 1995 taxes (payable in 1996) based on the revised assessment. However, certain Ogle County taxing bodies have filed legal actions challenging both the PTAB decision and the Board of Review assessment. ComEd has also challenged the assessment, on the grounds that it does not fully implement the PTAB decision. ComEd continues to challenge tax assessments with respect to other properties. The reduction in ComEd's provision for real estate taxes in 1995 and 1996 reflects the bills received.

  NUCLEAR MATTERS. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998; however, this delivery schedule is expected to be delayed significantly. Extended delays in spent nuclear fuel acceptance by the DOE would lead to ComEd's consideration of costly storage alternatives. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. As provided for under the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. ComEd has primary responsibility for the interim storage of its spent nuclear fuel. ComEd's capability to store spent fuel is more than adequate for some years to come. Dresden station has spent fuel capacity through the year 2001, Zion station has capacity through 2004, Quad-Cities has capacity through 2006 and all of the other stations have capacity through at least 2008. In addition, ComEd is developing on site dry cask spent fuel storage for Dresden Unit 1 at a budgeted cost of $21 million. The Dresden Unit 1 facility will use existing technology procured to meet the federal requirements for both storage and transportation of spent nuclear fuel. Meeting other spent fuel storage requirements beyond the years stated above could require new and separate storage facilities. The costs for ComEd's other nuclear units have not been determined.

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

  Nuclear operations have been, and remain, an important focus of ComEd--given the impact of such operations on overall operating and maintenance expenditures and the ability of nuclear power plants to produce electric energy at a relatively low marginal cost. ComEd operates a large number of nuclear plants, ranging from the older Zion, Dresden and Quad-Cities stations to the more recently completed LaSalle, Byron and Braidwood stations, and is intent upon safe, reliable and efficient operation. These plants were constructed over a period of time in which technology, construction procedures and regulatory initiatives and oversight have evolved, with the result that older plants generally require greater attention and resources to meet regulatory requirements and expectations as well as to maintain operational reliability. ComEd's management is monitoring these developments and evaluating effective alternatives for controlling anticipated expenditures as well as the benefits to be derived from accelerating certain expenditures.

  ComEd's Dresden station is presently on the NRC's list of plants to be monitored closely, where it has been since being placed on that list in 1992. In June 1995, the NRC reported, with respect to Dresden, that over the prior year performance was cyclical, that plant material condition needed to be improved and that a more effective work management system was needed to deal with the corrective maintenance backlog. Although the NRC has subsequently noted improvement, it has expressed concern with the sustainability of improvement and has continued its monitoring to determine if lasting change has been made. The NRC has indicated that it plans to conduct a team inspection at Dresden to assess progress in correcting performance and to sample compliance with licensing and other requirements. This inspection is presently expected to begin in the Fall of 1996.

  Generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994. Certain intervenors appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance. However, in May 1996, the Illinois Appellate Court affirmed the ICC order in the 1989 proceedings. In June 1996, these intervenors petitioned for leave to appeal to the Illinois Supreme Court. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance.

  In accordance with a commitment to the NRC, ComEd examined its operating boiling water nuclear generating units in 1983 to determine the existence or extent of inter-granular stress corrosion in certain of the large diameter piping in those units. Inter-granular stress corrosion was discovered in the Dresden and Quad-Cities units. ComEd replaced the stainless steel piping susceptible to stress corrosion at Dresden Unit 3. ComEd believes the remedial actions taken to minimize the impact of stress corrosion cracking on BWR stainless steel reactor coolant piping have been successfully completed on Dresden Units 2 and 3, Quad-Cities Units 1 and 2 and LaSalle County Units 1 and
2. Future work on this piping will consist of routine inspections and repairs. As a result of ComEd's experience with the effects of inter-granular stress corrosion of stainless steel materials in BWRs, an inspection, repair and mitigation program of reactor vessel internals has been implemented. This effort is intended to prevent non-budgeted costs and refueling outage extensions resulting from unanticipated repairs occurring during a refueling outage. For 1996, current estimated expenditures for mitigation systems at Dresden, LaSalle County and Quad-Cities stations are $10.5 million, $6.5 million and $7.1 million, respectively. For 1997, estimated expenditures for installation of mitigation systems for LaSalle County and Dresden stations are $1.6 million and $2.1 million, respectively.

  ComEd has studied the possibility of having to replace the steam generators at its Zion station. The initial studies were completed in 1991 and additional follow-up studies are continuing. Based on the most recent findings, it will not be necessary on a technical basis to replace the Zion steam generators until at least the year 2005; however, ComEd is continuing to monitor the extent of steam generator degradation and is continuing to study the timing and economics of replacement. ComEd has also studied the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1. The studies indicate that, from a technical standpoint, the steam generators should be replaced and, from an economic standpoint, the replacements should be performed at the earliest possible time. The steam generator replacements are currently planned to be completed prior to year-end 1998. The estimated replacement cost is approximately $470 million, including approximately $80 million for the cost of removal of the existing steam generators. Approximately $340 million of this estimated cost is included in the current 1996-98 construction program. See Unicom and ComEd's Current Report on Form 8-K/A-1 dated March 14, 1996 for additional information.

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

  Since January 1, 1996, civil penalties were imposed on ComEd on six occasions for violations of NRC regulations in amounts aggregating $400,000. To ComEd's knowledge, there is one enforcement issue outstanding and under review by the NRC.

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

  In 1990, the Sierra Club filed suit in the U.S. District Court under Section 505 of the Federal Clean Water Act alleging violations of state of Illinois water quality standards with respect to thermal effluents at ComEd's Fisk, Crawford, Will County and Joliet generating stations. In 1991, the Sierra Club and ComEd reached a settlement of this suit which was also approved by the Court. Under the settlement, ComEd agreed to perform an ecological study of the thermal effluents discharged from the generating stations. This study, which was completed in April 1996, provides empirical evidence that the current thermal limitations for these stations are adequately protective of designated uses of the receiving waters. In May 1996, ComEd filed a petition with the IPCB for alternate thermal limitations under
Section 316(a) of the Clean Water Act to conclude all regulatory issues initiated by the Sierra Club suit. A decision by the IPCB is expected by late 1996. An adverse decision could necessitate installation of closed cycle cooling facilities or operational restrictions at one or more stations.

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

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1996) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been included on the Consolidated Balance Sheets as of December 31, 1995 and June 30, 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1995 and June 30, 1996, a reserve of $8 million has been included on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1995 or in these Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1996, which could have such an effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Unicom's annual meeting of shareholders was held on May 22, 1996. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                         SHARES       SHARES
  NOMINEE                                               VOTED FOR  WITHHELD FROM
  -------                                              ----------- -------------
Jean Allard........................................... 185,556,604   3,879,827
Edward A. Brennan..................................... 185,882,448   3,553,983
James W. Compton...................................... 185,749,268   3,687,163
Sue L. Gin............................................ 185,835,561   3,600,870
Donald P. Jacobs...................................... 185,846,835   3,589,596
Edgar D. Jannotta..................................... 185,925,100   3,511,331
George E. Johnson..................................... 185,724,530   3,711,901
Edward A. Mason....................................... 185,712,945   3,723,486
Leo F. Mullin......................................... 185,970,865   3,465,566
James J. O'Connor..................................... 185,758,718   3,677,713
Frank A. Olson........................................ 185,949,368   3,487,063
Samuel K. Skinner..................................... 185,476,201   3,960,230

  Also at the meeting, the appointment by Unicom's Board of Directors of Arthur Andersen LLP as auditors for the year 1996 was approved. A total of 186,241,563 shares voted to approve the appointment, 1,581,485 shares voted against and 1,613,383 shares abstained.

  In addition, the Unicom Corporation 1996 Directors' Fee Plan was approved at the meeting. A total of 172,743,026 shares voted to approve the plan, 9,318,821 shares voted against approval of the plan and 7,374,584 shares abstained.

  ComEd's annual meeting of shareholders was held on May 22, 1996. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                                       SHARES
  NOMINEE                                                             VOTED FOR
  -------                                                            -----------
Jean Allard......................................................... 214,185,572
Edward A. Brennan................................................... 214,185,572
James W. Compton.................................................... 214,185,572
Sue L. Gin.......................................................... 214,185,572
Donald P. Jacobs.................................................... 214,185,572
Edgar D. Jannotta................................................... 214,185,572
George E. Johnson................................................... 214,185,572
Edward A. Mason..................................................... 214,185,572
Leo F. Mullin....................................................... 214,185,572
James J. O'Connor................................................... 214,185,572
Frank A. Olson...................................................... 214,185,572
Samuel K. Skinner................................................... 214,185,572

  Also at the meeting, the appointment by ComEd's Board of Directors of Arthur Andersen LLP as auditors for the year 1996 was approved. A total of 214,185,572 shares voted to approve the appointment.

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

  (b) Reports on Form 8-K

    None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August, 1996. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX

     Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended June 30, 1996:

EXHIBIT
NUMBER                          DESCRIPTION OF EXHIBIT
- ------    ----------------------------------------------------------------------

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