Form 10-Q
period 1996-09-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1996-11-13
CIK 918040, 22606

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

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

Common Stock outstanding at October 31, 1996:
    Unicom Corporation                           215,654,046 shares
    Commonwealth Edison Company                  214,217,653 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                         QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1996 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward looking statements; and reference is made to page 63 for the location and character of such statements.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Income for the three months, nine months
     and twelve months ended September 30, 1995 and 1996.................     5
    Consolidated Balance Sheets--December 31, 1995 and September 30,
     1996................................................................   6-7
    Statements of Consolidated Capitalization--December 31, 1995 and Sep-
     tember 30, 1996.....................................................     8
    Statements of Consolidated Retained Earnings for the three months,
     nine months and twelve months ended September 30, 1995 and 1996.....     9
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1995 and 1996..........    10
    Notes to Financial Statements........................................ 11-32
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 33-45
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    46
    Statements of Consolidated Income for the three months, nine months
     and twelve months ended September 30, 1995 and 1996.................    47
    Consolidated Balance Sheets--December 31, 1995 and September 30,
     1996................................................................ 48-49
    Statements of Consolidated Capitalization--December 31, 1995 and Sep-
     tember 30, 1996.....................................................    50
    Statements of Consolidated Retained Earnings for the three months,
     nine months and twelve months ended September 30, 1995 and 1996.....    51
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1995 and 1996..........    52
    Notes to Financial Statements........................................ 53-56
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    57
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 58-63
  Item 6. Exhibits and Reports on Form 8-K...............................    64
SIGNATURES...............................................................    65

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

         TERM                                  MEANING
 -------------------- ---------------------------------------------------------
 AFUDC                Allowance for funds used during construction
 AMT                  Alternative minimum tax
 APB                  Accounting Principles Board
 BWR                  Boiling water reactor
 CERCLA               Comprehensive Environmental Response, Compensation and
                       Liability Act of 1980, as amended
 CFC                  Chlorofluorocarbon
 Circuit Court        Circuit Court of Cook County, Illinois
 Clean Air Amendments Clean Air Act Amendments of 1990
 ComEd                Commonwealth Edison Company
 Congress             U.S. Congress
 Cotter               Cotter Corporation, which is a wholly-owned subsidiary of
                       ComEd.
 DOE                  U.S. Department of Energy
 EMFs                 Electric and magnetic fields
 ESPP                 Employee stock purchase plan
 FASB                 Financial Accounting Standards Board
 FERC                 Federal Energy Regulatory Commission
 FERC Order           FERC Open Access Order issued in April 1996
 ICC                  Illinois Commerce Commission
 Illinois EPA         Illinois Environmental Protection Agency
 Indiana Company      Commonwealth Edison Company of Indiana, Inc., which is a
                       wholly-owned subsidiary of ComEd.
 IPCB                 Illinois Pollution Control Board
 ISO                  Independent System Operator
 MAIN                 Mid-America Interconnected Network
 MGP                  Manufactured gas plant
 NEIL                 Nuclear Electric Insurance Limited
 NML                  Nuclear Mutual Limited
 NPDES                National Pollutant Discharge Elimination System
 NPL                  National Priorities List
 NRC                  Nuclear Regulatory Commission
 PRPs                 Potentially responsible parties under CERCLA
 PTAB                 Property Tax Appeals Board
 Rate Order           ICC rate order issued on January 9, 1995, as subsequently
                       modified
 Remand Order         ICC rate order issued in January 1993, as subsequently
                       modified
 SEC                  Securities and Exchange Commission
 SFAS                 Statement of Financial Accounting Standards
 Trust                ComEd Financing I, which is a wholly-owned subsidiary
                       trust of ComEd.
 Unicom               Unicom Corporation
 Unicom Enterprises   Unicom Enterprises Inc., which is a wholly-owned
                       subsidiary of Unicom.
 Unicom Thermal       Unicom Thermal Technologies Inc., which is a wholly-owned
                       subsidiary of Unicom Enterprises.
 Units                ComEd's nuclear generating units known as Byron Unit 2
                       and Braidwood Units 1 and 2
 U.S. EPA             U.S. Environmental Protection Agency

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of December 31, 1995 and September 30, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of December 31, 1995 and September 30, 1996, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1995 and 1996, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP
Chicago, Illinois
November 1, 1996

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, nine months and twelve months ended September 30, 1995 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, competition, taxes, environmental control, energy use, fuel supply, cost of labor, fuel, purchased power and other matters, the nature and effect of which cannot now be determined.

                                          THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                                             SEPTEMBER 30            SEPTEMBER 30            SEPTEMBER 30
                                         ----------------------  ----------------------  ----------------------
                                            1995        1996        1995        1996        1995        1996
                                         ----------  ----------  ----------  ----------  ----------  ----------
                                                         (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues...................... $2,190,862  $2,067,901  $5,328,519  $5,299,746  $6,793,592  $6,881,272
                                         ----------  ----------  ----------  ----------  ----------  ----------
Operating Expenses and Taxes:
 Fuel................................... $  313,150  $  328,986  $  841,844  $  867,518  $1,090,113  $1,112,784
 Purchased power........................     22,623      48,250      32,609     112,750      35,267     144,518
 Operation and maintenance..............    519,165     536,043   1,561,491   1,586,515   2,045,383   2,200,675
 Depreciation...........................    225,041     252,437     674,993     713,538     896,631     936,579
 Recovery of regulatory assets..........      3,818       3,818      11,454      11,454      15,272      15,272
 Taxes (except income)..................    240,048     222,063     639,744     599,820     828,349     793,373
 Income taxes...........................    292,188     213,420     468,750     408,985     545,662     466,753
 Investment tax credits deferred--net...     (7,177)    (12,011)    (21,535)    (26,343)    (28,672)    (33,518)
                                         ----------  ----------  ----------  ----------  ----------  ----------
                                         $1,608,856  $1,593,006  $4,209,350  $4,274,237  $5,428,005  $5,636,436
                                         ----------  ----------  ----------  ----------  ----------  ----------
Operating Income........................ $  582,006  $  474,895  $1,119,169  $1,025,509  $1,365,587  $1,244,836
                                         ----------  ----------  ----------  ----------  ----------  ----------
Other Income and (Deductions):
 Interest on long-term debt............. $ (146,295) $ (127,850) $ (449,401) $ (389,021) $ (603,213) $ (527,160)
 Interest on notes payable..............     (2,101)     (3,665)     (2,473)    (12,352)     (2,616)    (13,159)
 Allowance for funds used during
  construction--
  Borrowed funds........................      2,674       4,544       7,551      15,809      11,631      19,395
  Equity funds..........................      2,834       4,955       8,703      15,721      13,690      20,147
 Income taxes applicable to nonoperating
  activities............................      1,989      (4,601)      2,458         465       5,911       3,093
 Provision for dividends--
  Preferred and preference stocks of
   ComEd................................    (16,674)    (15,885)    (50,447)    (48,871)    (67,380)    (68,384)
  ComEd-obligated mandatorily
   redeemable preferred securities of
   subsidiary trust.....................       (188)     (4,240)       (188)    (12,720)       (188)    (16,960)
 Miscellaneous--net.....................    (16,812)      6,827     (30,472)    (22,315)    (39,931)    (34,950)
                                         ----------  ----------  ----------  ----------  ----------  ----------
                                         $ (174,573) $ (139,915) $ (514,269) $ (453,284) $ (682,096) $ (617,978)
                                         ----------  ----------  ----------  ----------  ----------  ----------
Net Income Before Extraordinary Item.... $  407,433  $  334,980  $  604,900  $  572,225  $  683,491  $  626,858
Extraordinary Loss Related to Early
 Redemption of Long-Term Debt, Less
 Applicable Income Taxes................        --          --          --          --          --      (20,022)
                                         ----------  ----------  ----------  ----------  ----------  ----------
Net Income.............................. $  407,433  $  334,980  $  604,900  $  572,225  $  683,491  $  606,836
                                         ==========  ==========  ==========  ==========  ==========  ==========
Average Number of Common Shares
 Outstanding............................    214,769     215,568     214,625     215,418     214,539     215,286
Earnings per Common Share Before
 Extraordinary Item.....................      $1.90       $1.55       $2.82       $2.66       $3.19       $2.91
Extraordinary Loss Related to Early
 Redemption of Long-Term Debt, Less
 Applicable Income Taxes................        --          --          --          --          --        (0.09)
                                         ----------  ----------  ----------  ----------  ----------  ----------
Earnings per Common Share...............      $1.90       $1.55       $2.82       $2.66       $3.19       $2.82
                                         ==========  ==========  ==========  ==========  ==========  ==========
Cash Dividends Declared per Common
 Share..................................      $0.40       $0.40       $1.20       $1.20       $1.60       $1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER
                                                      DECEMBER 31,      30,
                       ASSETS                             1995         1996
                       ------                         ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,105 million
   and $1,028 million, respectively)................. $27,052,778   $27,687,816
  Less--Accumulated provision for depreciation.......  10,565,093    11,183,254
                                                      -----------   -----------
                                                      $16,487,685   $16,504,562
  Nuclear fuel, at amortized cost....................     734,667       799,465
                                                      -----------   -----------
                                                      $17,222,352   $17,304,027
                                                      -----------   -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 1,237,527   $ 1,385,948
  Subsidiary companies...............................     113,657       113,340
  Other, at cost.....................................      96,937       128,018
                                                      -----------   -----------
                                                      $ 1,448,121   $ 1,627,306
                                                      -----------   -----------
Current Assets:
  Cash............................................... $     3,575   $    20,104
  Temporary cash investments.........................      47,801        83,494
  Other cash investments.............................         --          3,369
  Special deposits...................................       3,546         1,365
  Receivables--
    Customers........................................     580,254       626,686
    Taxes............................................      82,319           --
    Other............................................      83,151        51,950
    Provisions for uncollectible accounts............     (11,828)      (12,596)
  Coal and fuel oil, at average cost.................     129,176       149,967
  Materials and supplies, at average cost............     333,539       330,566
  Deferred unrecovered energy costs..................      46,028        83,710
  Deferred income taxes related to current assets and
   liabilities.......................................     107,991       119,860
  Prepayments and other..............................      45,272        30,501
                                                      -----------   -----------
                                                      $ 1,450,824   $ 1,488,976
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,467,386   $ 2,416,420
  Unrecovered energy costs...........................     588,152       484,566
  Other..............................................      70,153        65,124
                                                      -----------   -----------
                                                      $ 3,125,691   $ 2,966,110
                                                      -----------   -----------
                                                      $23,246,988   $23,386,419
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER
                                                       DECEMBER 31,     30,
            CAPITALIZATION AND LIABILITIES                 1995        1996
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,769,637  $ 6,089,083
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........     508,034      507,373
    Subject to mandatory redemption requirements......     261,475      221,473
  ComEd-obligated mandatorily redeemable preferred se-
   curities of subsidiary trust*......................     200,000      200,000
  Long-term debt......................................   6,549,335    6,123,181
                                                       -----------  -----------
                                                       $13,288,481  $13,141,110
                                                       -----------  -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $   261,000  $   156,000
    Bank loans........................................       7,150        7,550
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     434,563      796,562
  Accounts payable....................................     606,806      339,559
  Accrued interest....................................     171,488      146,772
  Accrued taxes.......................................     215,966      298,800
  Dividends payable...................................     102,497      101,863
  Customer deposits...................................      44,521       48,389
  Other...............................................      93,841       84,674
                                                       -----------  -----------
                                                       $ 1,937,832  $ 1,980,169
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,506,043  $ 4,602,842
  Accumulated deferred investment tax credits.........     689,041      662,698
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     624,191      648,959
  Obligations under capital leases of subsidiary com-
   panies.............................................     375,524      443,683
  Regulatory liabilities..............................     601,002      593,396
  Other...............................................   1,224,874    1,313,562
                                                       -----------  -----------
                                                       $ 8,020,675  $ 8,265,140
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,246,988  $23,386,419
                                                       ===========  ===========

  *As described in Note 8 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035.

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                                    SEPTEMBER
                                                       DECEMBER        30,
                                                       31, 1995       1996
                                                      -----------  -----------
                                                      (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--215,255,998 shares and 215,647,603
    shares, respectively (excludes $4 million as of
    September 30, 1996 held by trustee for Unicom
    Stock Bonus Deferral Plan)....................... $ 4,916,438  $ 4,922,173
  Preference stock expense of ComEd..................      (3,694)      (3,526)
  Retained earnings..................................     856,893    1,170,436
                                                      -----------  -----------
                                                      $ 5,769,637  $ 6,089,083
                                                      -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957  $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--96,753 shares and 75,969 shares,
      respectively...................................       3,077        2,416
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding...........................         --           --
                                                      -----------  -----------
                                                      $   508,034  $   507,373
                                                      -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--2,934,990 shares and 2,532,490
      shares, respectively........................... $   292,163  $   252,161
    Current redemption requirements for preference
     stock included
     in current liabilities..........................     (30,688)     (30,688)
                                                      -----------  -----------
                                                      $   261,475  $   221,473
                                                      -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust:
  Outstanding--8,000,000............................. $   200,000  $   200,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1996 through 2000--5 1/4% to 9 3/8%..... $ 1,170,000  $ 1,120,000
    Maturing 2001 through 2010--3.95% to 8 3/8%......   1,465,400    1,640,400
    Maturing 2011 through 2020--5.85% to 9 7/8%......   1,266,000    1,266,000
    Maturing 2021 through 2023--7 3/4% to 9 1/8%.....   1,385,000    1,385,000
                                                      -----------  -----------
                                                      $ 5,286,400  $ 5,411,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     110,505      105,911
  Pollution control obligations, due 2004 through
   2014--3.80% to 6 7/8%.............................     317,200      142,200
  Other long-term debt...............................   1,126,318    1,090,928
  Current maturities of long-term debt included in
   current liabilities...............................    (235,992)    (576,546)
  Unamortized net debt discount and premium..........     (55,096)     (50,712)
                                                      -----------  -----------
                                                      $ 6,549,335  $ 6,123,181
                                                      -----------  -----------
                                                      $13,288,481  $13,141,110
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                               THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                  SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                               ------------------- --------------------- ---------------------
                                 1995      1996       1995       1996       1995       1996
                               -------- ---------- ---------- ---------- ---------- ----------
                                                   (THOUSANDS OF DOLLARS)
Balance at Beginning of Peri-
 od..........................  $586,714 $  921,822 $  560,971 $  856,893 $  568,110 $  905,283
Add--Net income..............   407,433    334,980    604,900    572,225    683,491    606,836
                               -------- ---------- ---------- ---------- ---------- ----------
                               $994,147 $1,256,802 $1,165,871 $1,429,118 $1,251,601 $1,512,119
                               -------- ---------- ---------- ---------- ---------- ----------
Deduct--
   Cash dividends declared on
    common stock.............  $ 85,919 $   86,261 $  257,636 $  258,570 $  343,374 $  344,553
   Other capital stock trans-
    actions--net.............     2,945        105      2,952        112      2,944     (2,870)
                               -------- ---------- ---------- ---------- ---------- ----------
                               $ 88,864 $   86,366 $  260,588 $  258,682 $  346,318 $  341,683
                               -------- ---------- ---------- ---------- ---------- ----------
Balance at End of Period.....  $905,283 $1,170,436 $  905,283 $1,170,436 $  905,283 $1,170,436
                               ======== ========== ========== ========== ========== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      NINE MONTHS ENDED        TWELVE MONTHS ENDED
                             SEPTEMBER 30            SEPTEMBER 30             SEPTEMBER 30
                          --------------------  -----------------------  ------------------------
                            1995       1996        1995        1996         1995         1996
                          ---------  ---------  ----------  -----------  -----------  -----------
                                                (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income.............  $ 407,433  $ 334,980  $  604,900  $   572,225  $   683,491  $   606,836
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and
    amortization........    237,395    261,262     714,278      740,989      945,834      976,125
   Deferred income taxes
    and investment tax
    credits--net........     90,444     72,218     124,870      114,538      178,490      146,484
   Extraordinary loss
    related to early
    redemption of long-
    term debt...........        --         --          --           --           --        33,158
   Equity component of
    allowance for funds
    used during
    construction........     (2,834)    (4,955)     (8,703)     (15,721)     (13,690)     (20,147)
   Revenue refunds and
    related interest....        --         --       15,135          --      (123,407)         --
   Recovery of
    regulatory assets...      3,818      3,818      11,454       11,454       15,272       15,272
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................      1,980      1,072       2,540      (28,858)       3,158       29,315
   Net effect on cash
    flows of changes in:
     Receivables........   (132,854)   (72,011)   (141,780)      67,856     (169,314)      31,878
     Coal and fuel oil..     31,731     17,014       7,305      (20,791)       3,224      (48,400)
     Materials and
      supplies..........      3,904     11,725      21,986        2,973       31,294       32,060
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     70,842    (29,777)    149,753      (77,011)     231,245      231,523
     Accrued interest
      and taxes.........     55,347     (3,512)    143,897       58,118      241,424      (87,920)
     Other changes in
      certain current
      assets and
      liabilities.......     35,663     21,052      45,551       12,514       41,428       (6,492)
   Other--net...........     46,764     17,104     176,861       40,625      114,352        3,588
                          ---------  ---------  ----------  -----------  -----------  -----------
                          $ 849,633  $ 629,990  $1,868,047  $ 1,478,911  $ 2,182,801  $ 1,943,280
                          ---------  ---------  ----------  -----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(197,437) $(192,214) $ (589,570) $  (735,440) $  (766,315) $(1,073,197)
 Nuclear fuel
  expenditures..........    (52,842)   (83,298)   (163,996)    (226,901)    (250,266)    (352,023)
 Equity component of
  allowance for funds
  used during
  construction..........      2,834      4,955       8,703       15,721       13,690       20,147
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --      (96,229)     (83,178)    (132,550)    (119,602)
 Other investments and
  special deposits......      8,006     (3,870)      6,856       (3,918)         406      (12,376)
                          ---------  ---------  ----------  -----------  -----------  -----------
                          $(239,439) $(274,427) $ (834,236) $(1,033,716) $(1,135,035) $(1,537,051)
                          ---------  ---------  ----------  -----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $  10,000  $  10,000  $   35,000  $   241,902  $   216,475  $   268,902
  Preferred securities
   of subsidiary trust..    200,000        --      200,000          --       200,000          --
  Capital stock.........        964      3,481      10,747       10,003       14,124       24,780
 Retirement and
  redemption of
  securities--
  Long-term debt........   (200,498)   (64,102)   (492,161)    (332,298)    (694,489)    (977,409)
  Capital stock.........    (11,302)   (37,803)    (14,340)     (40,911)     (17,984)     (44,506)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............        377        975         106          --           104          --
 Premium paid on early
  redemption of long-
  term debt.............        --         --          --           --        (3,664)    (25,823)
 Cash dividends paid on
  common stock..........    (85,906)   (86,208)   (257,456)    (258,292)    (343,131)    (344,211)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     77,876     90,301     193,216      249,916      292,401      249,916
 Nuclear fuel lease
  principal payments....    (64,507)   (51,724)   (180,124)    (158,693)    (236,767)    (216,414)
 Increase (Decrease) in
  short-term
  borrowings............    (40,000)  (170,850)        --      (104,600)         --       156,400
                          ---------  ---------  ----------  -----------  -----------  -----------
                          $(112,996) $(305,930) $ (505,012) $  (392,973) $  (572,931) $  (908,365)
                          ---------  ---------  ----------  -----------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $ 497,198  $  49,633  $  528,799  $    52,222  $   474,835  $  (502,136)
Cash and Temporary Cash
 Investments at
 Beginning of Period....    108,536     53,965      76,935       51,376      130,899      605,734
                          ---------  ---------  ----------  -----------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 605,734  $ 103,598  $  605,734  $   103,598  $   605,734  $   103,598
                          =========  =========  ==========  ===========  ===========  ===========

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

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at December 31, 1995 and September 30, 1996 were as follows:

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                           DECEMBER 31, SEPTEMBER 30,
                               1995         1996
                           ------------ -------------
                             (THOUSANDS OF DOLLARS)
Regulatory assets:
  Deferred income taxes
   (1)....................  $1,689,832   $1,653,636
  Deferred carrying
   charges (2)............     409,923      400,140
  Nuclear decommissioning
   costs--Dresden Unit 1
   (3)....................     138,058      143,835
  Unamortized loss on re-
   acquired debt (4)......     160,440      152,109
  Other...................      69,133       66,700
                            ----------   ----------
                            $2,467,386   $2,416,420
                            ==========   ==========
Regulatory liabilities:
  Deferred income taxes
   (1)....................  $  601,002   $  593,396
                            ==========   ==========

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

  If a portion of ComEd's operations was no longer subject to the provisions of SFAS No. 71 as a result of a change in regulation or the effects of competition, ComEd would be required to write off the related regulatory assets and liabilities. In addition, ComEd would be required to determine any impairment to other assets and purchase contracts and write down such assets or contracts to their fair value.

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

  Deferred Unrecovered Energy Costs. The fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of December 31, 1995 and September 30, 1996, an asset related to the assessments of approximately $179 million and $167 million, respectively, was recorded, of which the current portion of approximately $15 million was included in current assets on the Consolidated Balance Sheets. As of December 31, 1995 and September 30, 1996, a corresponding liability of approximately $167 million was recorded, of which approximately $15 million was recorded in other current liabilities.

  At December 31, 1995 and September 30, 1996, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $448 million and $395 million, respectively. In prior years, ComEd's

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as coal is used for the generation of electricity; however, ComEd is not earning a return on the expenditures for coal reserves. Such fuel costs expected to be recovered within one year amounting to approximately $24 million and $62 million at December 31, 1995 and September 30, 1996, respectively, have been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. ComEd expects to fully recover the costs of the coal reserves by the year 2007. See Note 20 for additional information concerning ComEd's coal commitments.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial and industrial customers. ComEd's electric service territory has an area of approximately 11,540 square miles and an estimated population of approximately eight million as of December 31, 1995 and 1994. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended September 30, 1996. ComEd had approximately 3.4 million electric customers at September 30, 1996.

  Depreciation and Decommissioning. ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at average annual rates of 3.14% and 3.48% for the three months ended September 30, 1995 and 1996, respectively, 3.14% and 3.25% for the nine months ended September 30, 1995 and 1996, respectively, and 3.13% and 3.22% for the twelve months ended September 30, 1995 and 1996, respectively, of average depreciable utility plant and equipment. The annual rate for nuclear plant and equipment is 2.88% for 1995 and 3.09% for 1996, which includes increased depreciation charges on ComEd's nuclear generating units, approved by the ICC in September 1996, and excludes separately collected decommissioning costs. See Note 2 for additional information concerning the ICC's approval of ComEd's request to increase depreciation charges on nuclear generating units in 1996.

  Nuclear plant decommissioning costs are accrued over the expected service lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the useful life of each related generating station. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's twelve operating units have estimated remaining service lives ranging from 10 to 31 years. ComEd's first nuclear unit, Dresden Unit 1, is retired and is expected to be dismantled upon the retirement of the last unit at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $3.7 billion in current-year (1996) dollars excluding a contingency allowance. ComEd estimates that it will expend approximately $15.5 billion, excluding any

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by the external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates.

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

  For the twelve operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of September 30, 1996, the total decommissioning costs included in the accumulated provision for depreciation were $1,439 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at September 30, 1996 in current-year (1996) dollars of $273 million was recorded on the Consolidated Balance Sheets as a noncurrent liability and the unrecovered portion of the liability of approximately $144 million was recorded as a regulatory asset.

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining service lives of the nuclear plants. At September 30, 1996, the past accruals that are required to be contributed to the external trusts aggregate $177 million. The fair value of funds accumulated in the external trusts at September 30, 1996 was approximately $1,386 million which includes pre-tax unrealized appreciation of $179 million. The earnings on the external trusts accumulate in the fund balance and in the accumulated provision for depreciation.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are currently being recovered through the fuel adjustment clause. See Note 11 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $105 million and $90 million for the three months ended September 30, 1995 and 1996, respectively, $302 million and $269 million for the nine months ended September 30, 1995 and 1996, respectively, and $392 million and $358 million for the twelve months ended September 30, 1995 and 1996, respectively.

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

  AFUDC. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 9.26% and 8.94% for the three months ended September 30, 1995 and 1996, respectively, 9.49% and 8.83% for the nine months ended September 30, 1995 and 1996, respectively, and 9.58% and 9.03% for the twelve months ended September 30, 1995 and 1996, respectively. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $179 million and $156 million for the three months ended September 30, 1995 and 1996, respectively, $532 million and $473 million for the nine months ended September 30, 1995 and 1996, respectively, and $709 million and $637 million for the twelve months ended September 30, 1995 and 1996, respectively.

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

  Stock Option Awards/Employee Stock Purchase Plan. Unicom has elected to adopt SFAS No. 123, "Accounting for Stock-Based Compensation", for disclosure purposes only. Unicom accounts for its stock option awards and its employee stock purchase plan under APB Opinion No. 25, "Accounting for Stock Issued to Employees". See Note 5 for additional information.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1995 and 1996 was as follows:

                          THREE MONTHS ENDED  NINE  MONTHS ENDED  TWELVE  MONTHS ENDED
                             SEPTEMBER 30        SEPTEMBER 30         SEPTEMBER 30
                          ------------------- ------------------- ---------------------
                            1995      1996      1995      1996       1995       1996
                          --------- --------- --------- --------- ---------- ----------
                                             (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $ 152,891 $ 153,446 $ 469,363 $ 426,313 $  620,662   $561,881
   Income taxes (net of
    refunds)............  $  87,450 $  47,900 $ 109,982 $  57,184 $   90,184 $  314,910
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred by
  subsidiary companies..  $  78,772 $  90,861 $ 197,015 $ 253,347 $  296,773 $  254,909

  (2) RATE MATTERS. On January 9, 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates,
(ii) the collection of municipal franchise costs on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See
Note 1 under "Depreciation and Decommissioning" for additional information related to the level of decommissioning cost collections. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of September 30, 1996, electric operating revenues of approximately $570 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court.

  On December 11, 1995, ComEd announced a series of customer initiatives as part of its larger ongoing effort to address the need to give all customer classes the opportunity to benefit from increased competition in the electric utility business, while retaining the benefits (such as reliability) of current regulation and ensuring utilities' cost recovery for commitments made under the obligation to serve customers. The initiatives include a five-year cap on base electric rates at current levels and various customer service and incentive pricing programs designed to allow customers more choice and control over the services they seek and the prices they pay. These initiatives are in addition to previously implemented special discount contract rate programs for new or existing industrial customers. ComEd anticipates the initiatives will be fully implemented in 1997 and will reduce its revenues by approximately $42 million annually (including the effects of previously implemented initiatives and before income tax effects) primarily through changes in energy utilization. In September 1996, the ICC approved ComEd's additional depreciation initiative for 1996. ComEd's costs will increase by approximately $30 million in the second half of 1996 (before income tax effects), $22 million of which was recorded in September 1996, through the increase in depreciation charges on its nuclear generating units. ComEd also continues to consider the possibility of additional depreciation options. Management expects the financial impact of these initiatives will be substantially offset by ComEd's cost reduction efforts and expected growth in its business.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At September 30, 1996, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at September 30, 1996 were: preference stock--22,842,490 shares; $1.425 convertible preferred stock--75,969 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  (4) COMMON STOCK. At September 30, 1996, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 3,544,609
      Employee Stock Purchase Plan....................................   802,195
      Employee Savings and Investment Plan............................   322,803
      Exchange for ComEd common stock not held by Unicom..............   114,618
      1996 Directors' Fee Plan........................................   197,310
                                                                       ---------
                                                                       4,981,535
                                                                       =========

  Common stock increased during the three months, nine months and twelve months ended September 30, 1995 and 1996 as follows:

                          THREE MONTHS ENDED  NINE MONTHS ENDED  TWELVE MONTHS ENDED
                             SEPTEMBER 30       SEPTEMBER 30        SEPTEMBER 30
                          ------------------  -----------------  -------------------
                            1995     1996       1995     1996      1995      1996
                          ------------------  -------- --------  --------- ---------
Shares of Common Stock
 Issued:
 Long-Term Incentive
  Plan..................       200         7   183,082  (26,360)   183,082   272,309
 Employee Stock Purchase
  Plan..................       --        --    123,824   97,888    274,319   191,144
 Employee Savings and
  Investment Plan.......    31,700   119,100   141,700  296,600    145,700   372,000
 Exchange for ComEd com-
  mon stock not held by
  Unicom................       --     18,354       --    20,787        --     20,787
 1996 Directors' Fee
  Plan..................       --      1,468       --     2,690        --      2,690
                          -------- ---------  -------- --------  --------- ---------
                            31,900   138,929   448,606  391,605    603,101   858,930
                          ======== =========  ======== ========  ========= =========
                                           (THOUSANDS OF DOLLARS)
Amount of Common Stock
 Issued:
 Total issued...........  $    913 $   3,378  $ 10,658 $  9,861  $  13,726 $  24,614
 Held by trustee for
  Unicom Stock Bonus De-
  ferral Plan...........       --        (32)      --    (4,267)       --     (4,267)
 Other..................        51       102        72      141        143       165
                          -------- ---------  -------- --------  --------- ---------
                          $    964 $   3,448  $ 10,730 $  5,735  $  13,869 $  20,512
                          ======== =========  ======== ========  ========= =========

  At December 31, 1995 and September 30, 1996, 82,742 and 78,476 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (5) STOCK OPTION AWARDS/EMPLOYEE STOCK PURCHASE PLAN. Unicom has one nonqualified stock option awards program under its Long-Term Incentive Plan and an ESPP. The stock option awards program was adopted by Unicom in July 1996 to reward valued employees responsible for, or contributing to, the management, growth and profitability of Unicom and its subsidiaries. The total number of stock options authorized is 1,250,000. As of September 30, 1996, 1,201,500 options have been granted and 1,199,000 are outstanding. The exercise price for the outstanding stock options is $25.50. The stock options will expire ten years from the grant date of July 18, 1996. One-third of the options granted vest on July 18, 1997, one-third on July 18, 1998 and one-third on July 18, 1999. In addition, the stock options will become fully vested immediately if the holder retires from the company, the holder qualifies for benefits under the long-term disability plan, the death of the holder, change in control of Unicom, or the holder is terminated for other than cause. As of September 30, 1996, none of the granted stock options have been exercised or are exercisable.

  The ESPP allows employees to purchase Unicom common stock at a 10% discount from market value. The stock is purchased in six month intervals, April and October of each year. Substantially all of the employees of Unicom, ComEd and certain subsidiaries are eligible to participate in the ESPP.

  Unicom has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". For financial reporting purposes, Unicom has adopted APB No. 25, "Accounting for Stock Issued to Employees", and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the resulting effect on net income and earnings per share would have been de minimis.

  The estimated fair market value for each of the stock options granted in July 1996 was $3.74. The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option-pricing model. Assumptions used to determine the estimated fair market value of the stock options include,
(i) dividend yield of 6.30%, (ii) expected volatility of 20.98%, (iii) risk-free interest rate of 6.64%, and (iv) expected life of 7 years.

  The following schedule summarizes the common stock issued under the ESPP for the three months, nine months and twelve months ended September 30, 1995 and 1996:

                          THREE MONTHS ENDED   NINE MONTHS ENDED  TWELVE MONTHS ENDED
                             SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30
                          ------------------- ------------------- -------------------
                            1995      1996      1995      1996      1995      1996
                          --------- --------- --------- --------- --------- ---------
                                       (THOUSANDS EXCEPT PER SHARE DATA)
Outstanding at Beginning
 of the Period..........  9,026,145 9,217,289 8,902,321 9,119,401 8,751,826 9,026,145
Purchased During the Pe-
 riod...................        --        --    123,824    97,888   274,319   191,144
                          --------- --------- --------- --------- --------- ---------
Outstanding at End of
 the Period.............  9,026,145 9,217,289 9,026,145 9,217,289 9,026,145 9,217,289
                          ========= ========= ========= ========= ========= =========
Average Purchase Price
 Per Share for the Peri-
 od.....................        --        --     $22.73    $24.42    $21.12    $26.56

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (6) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended September 30, 1995 and 1996. The series of ComEd preference stock without mandatory redemption requirements outstanding at September 30, 1996 are summarized as follows:

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (7) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended September 30, 1995 and 1996, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at September 30, 1996 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(1)
--------------  ----------- ------------ --------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
$8.20              249,990    $ 24,999   $103 through October 31, 1997; and $101 thereafter
$8.40 Series B     330,000      32,778   $101
$8.85              262,500      26,250   $103 through July 31, 1998; and $101 thereafter
$9.25              600,000      60,000   $103 through July 31, 1999; and $101 thereafter
$9.00              390,000      38,659   Non-callable
$6.875             700,000      69,475   Non-callable
                 ---------    --------
                 2,532,490    $252,161
                 =========    ========

--------
(1) Per share plus accrued and unpaid dividends, if any.

  The annual sinking fund requirements and sinking fund and involuntary liquidation prices per share of the outstanding series of ComEd preference stock subject to mandatory redemption requirements are summarized as follows:

                                              SINKING
                     ANNUAL SINKING             FUND               INVOLUNTARY
    SERIES          FUND REQUIREMENT          PRICE(1)         LIQUIDATION PRICE(1)
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

  Annual remaining sinking fund requirements through 2000 on ComEd preference stock outstanding at September 30, 1996 will aggregate $4 million in 1996, $31 million in each of 1997-99 and $88 million in 2000. During the twelve months ended September 30, 1995 and 1996, 178,215 and 438,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

  Sinking fund requirements due within one year are included in current liabilities.

  (8) COMED-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF COMED FINANCING I. In September 1995, ComEd Financing I (Trust), a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of the Trust is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. There is a full and unconditional guarantee by ComEd of the Trust's obligations under the securities issued by the Trust. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. If interest payments on the subordinated deferrable interest notes

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

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

  (9) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 2000 for ComEd's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at September 30, 1996, after deducting sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1996--$103 million; 1997--$536 million; 1998--$497 million; 1999--$150 million; and 2000--$462 million. Unicom Enterprises' note payable to bank of $85 million will mature in 1998.

  At September 30, 1996, ComEd's outstanding first mortgage bonds maturing through 2000 were as follows:

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
                                                                ----------
                                                                $1,120,000
                                                                ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at September 30, 1996 is summarized as follows:

                                  PRINCIPAL
         DEBT SECURITY              AMOUNT                        INTEREST RATE
--------------------------------  ---------- -------------------------------------------------------
                                  (THOUSANDS
                                      OF
                                   DOLLARS)
Unicom--
 Loans Payable:
 Loan due January 1, 2003         $    9,152 Interest rate of 8.31%
 Loan due January 1, 2004              9,749 Interest rate of 8.44%
                                  ----------
                                  $   18,901
                                  ----------
ComEd--
 Notes:
 Medium Term Notes, Series 1N
  due various dates through
  April 1, 1998                   $   35,500 Interest rates ranging from 9.52% to 9.65%
 Medium Term Notes, Series 3N
  due various dates through
  October 15, 2004                   296,000 Interest rates ranging from 9.00% to 9.20%
 Medium Term Notes, Series 4N
  due May 15, 1997                    20,000 Interest rate of 8.875%
 Notes due February 15, 1997         150,000 Interest rate of 7.00%
 Notes due July 15, 1997             100,000 Interest rate of 6.50%
 Notes due October 15, 2005          235,000 Interest rate of 6.40%
                                  ----------
                                  $  836,500
                                  ----------
 Long-Term Note Payable to Bank:
 Note due June 1, 1998            $  150,000 Prevailing interest rate of 6.04% at September 30, 1996
                                  ----------
 Purchase Contract Obligations:
 Woodstock due January 2, 1997    $       95 Interest rate of 4.50%
 Hinsdale due April 30, 2005             432 Interest rate of 3.00%
                                  ----------
                                  $      527
                                  ----------
 Total ComEd                      $  987,027
                                  ----------
Unicom Enterprises--
 Note Payable to Bank:
 Note due November 22, 1998       $   85,000 Prevailing interest rate of 6.40% at September 30, 1996
                                  ----------
 Total Unicom                     $1,090,928
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

  (10) LINES OF CREDIT. ComEd had total bank lines of credit of $923 million and unused bank lines of credit of $915 million at September 30, 1996. Of that amount, $915 million (of which $175 million expires on September 29, 1997, $72 million expires in equal quarterly installments commencing on December 31, 1996 and ending on September 30, 1998 and $668 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to $915 million of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire in 1998, of which $115 million was unused as of September 30, 1996. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds.

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

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of December 31, 1995 and September 30, 1996 was as follows:

                                DECEMBER 31, 1995                SEPTEMBER 30, 1996
                         -------------------------------- --------------------------------
                                    UNREALIZED                       UNREALIZED
                         COST BASIS   GAINS    FAIR VALUE COST BASIS   GAINS    FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  Short-term
   investments.......... $   40,575  $    283  $   40,858 $   34,909  $     22  $   34,931
  U.S. Government and
   Agency issues........    156,745    17,636     174,381    264,452     2,706     267,158
  Municipal bonds.......    496,707    34,970     531,677    341,460    14,958     356,418
  Common stock..........    348,866   107,280     456,146    530,817   153,287     684,104
  Other.................     29,757     4,708      34,465     34,927     8,410      43,337
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,072,650  $164,877  $1,237,527 $1,206,565  $179,383  $1,385,948
                         ==========  ========  ========== ==========  ========  ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  At September 30, 1996, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
      Within 1 year.......................................  $ 34,909   $ 34,931
      1 through 5 years...................................   154,328    155,870
      5 through 10 years..................................   219,295    225,891
      Over 10 years.......................................   263,007    272,523

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation, for the three months, nine months and twelve months ended September 30, 1995 and 1996 were as follows:

                          THREE MONTHS ENDED       NINE MONTHS ENDED        TWELVE MONTHS ENDED
                             SEPTEMBER 30            SEPTEMBER 30              SEPTEMBER 30
                          --------------------  ------------------------  ------------------------
                            1995       1996        1995         1996         1995         1996
                          ---------  ---------  -----------  -----------  -----------  -----------
                                                (THOUSANDS OF DOLLARS)
Gross proceeds from
 sales of securities....  $ 957,044  $ 621,781  $ 2,375,626  $ 1,884,446  $ 2,599,968  $ 2,107,709
Less cost based on spe-
 cific identification...   (950,329)  (617,405)  (2,364,769)  (1,857,748)  (2,590,115)  (2,074,694)
                          ---------  ---------  -----------  -----------  -----------  -----------
Realized gains on sales
 of securities..........  $   6,715  $   4,376  $    10,857  $    26,698  $     9,853  $    33,015
Other realized fund
 earnings net of ex-
 penses.................     12,693     10,459       35,024       24,040       44,722       35,311
                          ---------  ---------  -----------  -----------  -----------  -----------
Total realized net earn-
 ings of the funds......  $  19,408  $  14,835  $    45,881  $    50,738  $    54,575  $    68,326
Unrealized gains........     31,049     29,270      122,796       14,506      103,375       52,553
                          ---------  ---------  -----------  -----------  -----------  -----------
 Total net earnings of
  the funds.............  $  50,457  $  44,105  $   168,677  $    65,244  $   157,950  $   120,879
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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of the Trust and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of December 31, 1995 and September 30, 1996 were as follows:

                                DECEMBER 31, 1995                SEPTEMBER 30, 1996
                         -------------------------------- --------------------------------
                                                                     UNREALIZED
                          CARRYING  UNREALIZED             CARRYING   (GAINS)
                           VALUE      LOSSES   FAIR VALUE   VALUE      LOSSES   FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  ComEd preferred and
   preference stocks.... $  800,197  $ 14,769  $  814,966 $  759,534  $(7,447)  $  752,087
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of
   subsidiary trust..... $  200,000  $  6,000  $  206,000 $  200,000  $(2,000)  $  198,000
  Long-term debt........ $6,572,853  $470,175  $7,043,028 $6,445,343  $18,810   $6,464,153

  Long-term notes payable, which are not included in the above table, amounted to $212 million and $254 million at December 31, 1995 and September 30, 1996, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portions of long-term debt and redeemable preference stock.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of December 31, 1995 and September 30, 1996; therefore, the carrying value is equal to the fair value.

  (13) PENSION BENEFITS. ComEd and the Indiana Company have non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. During 1995, these plans were amended to more closely base retirement benefits on final pay. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The December 31, 1995 and September 30, 1996 pension liabilities and related data were estimated pending completion of the January 1, 1996 actuarial valuation.

  The funded status of these plans at December 31, 1995 and September 30, 1996 was as follows:

                                                                    SEPTEMBER
                                                     DECEMBER 31,      30,
                                                         1995         1996
                                                     ------------  -----------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
  Vested benefit obligation........................  $(2,839,000)  $(2,936,000)
  Nonvested benefit obligation.....................     (251,000)     (258,000)
                                                     -----------   -----------
  Accumulated benefit obligation...................  $(3,090,000)  $(3,194,000)
  Effect of projected future compensation levels...     (304,000)     (315,000)
                                                     -----------   -----------
  Projected benefit obligation.....................  $(3,394,000)  $(3,509,000)
Fair value of plan assets, invested primarily in
 U.S. Government, government-sponsored corporation
 and agency securities, fixed income funds,
 registered investment companies, equity index
 funds and other equity and fixed income funds.....    3,059,000     3,136,000
                                                     -----------   -----------
Plan assets less than projected benefit obligation.  $  (335,000)  $  (373,000)
Unrecognized prior service cost....................      (73,000)      (70,000)
Unrecognized transition asset......................     (142,000)     (133,000)
Unrecognized net loss..............................      205,000       201,000
                                                     -----------   -----------
  Accrued pension liability........................  $  (345,000)  $  (375,000)
                                                     ===========   ===========

  The assumed discount rate was 7.5% at December 31, 1995 and September 30, 1996, and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months, nine months and twelve months ended September 30, 1995 and 1996 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                          -------------------  --------------------  --------------------
                            1995       1996      1995       1996       1995       1996
                          ---------  --------  ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Service cost............  $  20,000  $ 24,000  $  62,000  $  74,000  $  86,000  $  99,000
Interest cost on pro-
 jected benefit obliga-
 tion...................     57,000    61,000    171,000    185,000    224,000    239,000
Actual return on plan
 assets.................   (159,000)  (85,000)  (534,000)  (225,000)  (530,000)  (372,000)
Early retirement program
 cost...................        --        --         --         --       1,000        --
Net amortization and de-
 ferral.................     97,000    11,000    346,000     (3,000)   276,000     69,000
                          ---------  --------  ---------  ---------  ---------  ---------
                          $  15,000  $ 11,000  $  45,000  $  31,000  $  57,000  $  35,000
                          =========  ========  =========  =========  =========  =========

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. During the fourth quarter of 1995 (the first quarter of 1996 for bargaining unit employees of the Indiana Company), the employee savings and investment plan was amended. Under the plan, as amended, each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the last 1% of contributed base salary. The participating companies' contributions were $7 million and $8 million for the three months ended September 30, 1995 and 1996, respectively, $19 million and $23 million for the nine months ended September 30, 1995 and 1996, respectively, and $24 million and $29 million for the twelve months ended September 30, 1995 and 1996, respectively.

  (14) POSTRETIREMENT BENEFITS. ComEd and the Indiana Company provide certain postretirement health care, dental care, vision care and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with 10 years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The postretirement health care plan for ComEd and the Indiana Company was amended, effective April 1, 1995. Prior to that date, the postretirement health care plan was fully funded by the companies. With respect to employees who retire on or after April 1, 1995, the plan is contributory, funded jointly by the companies and the participating employees. The December 31, 1995 and September 30, 1996 postretirement benefit liabilities and related data were estimated pending completion of the January 1, 1996 actuarial valuation.

  Postretirement health care costs for the twelve months ended September 30, 1996 included $26 million related to a voluntary separation offer for union employees who accepted and left ComEd's employ combined with separation offers to selected groups of non-union employees.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The funded status of the plan at December 31, 1995 and September 30, 1996 was as follows:

                                                     DECEMBER 31, SEPTEMBER 30,
                                                         1995         1996
                                                     ------------ -------------
                                                       (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated
 postretirement benefit obligation:
 Retirees..........................................   $(474,000)   $  (501,000)
 Active fully eligible participants................     (28,000)       (30,000)
 Other participants................................    (457,000)      (481,000)
                                                      ---------    -----------
 Accumulated benefit obligation....................   $(959,000)   $(1,012,000)
Fair value of plan assets, invested primarily in
 S&P 500 common stocks, registered investment
 companies and U.S. Government, government agency,
 municipal and listed corporate obligations........     603,000        623,000
                                                      ---------    -----------
Plan assets less than accumulated postretirement
 benefit obligation................................   $(356,000)   $  (389,000)
Unrecognized transition obligation.................     392,000        375,000
Unrecognized prior service cost....................      29,000         28,000
Unrecognized net gain..............................    (280,000)      (274,000)
                                                      ---------    -----------
Accrued liability for postretirement benefits......   $(215,000)   $  (260,000)
                                                      =========    ===========

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

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months, nine months and twelve months ended September 30, 1995 and 1996 were as follows:

                            THREE MONTHS                             TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED          ENDED
                            SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          ------------------  -------------------  -------------------
                            1995      1996      1995       1996      1995       1996
                          --------  --------  ---------  --------  ---------  --------
                                          (THOUSANDS OF DOLLARS)
Service cost............  $ 10,000  $  8,000  $  32,000  $ 23,000  $  43,000  $ 22,000
Interest cost on accumu-
 lated benefit obliga-
 tion...................    21,000    18,000     64,000    53,000     84,000    58,000
Actual return on plan
 assets.................   (32,000)  (11,000)  (107,000)  (47,000)  (100,000)  (77,000)
Amortization of transi-
 tion obligation........     7,000     6,000     21,000    17,000     29,000    19,000
Severance plan cost.....     2,000     2,000      2,000     3,000      2,000    26,000
Other...................    23,000    (7,000)    75,000    (3,000)    58,000     5,000
                          --------  --------  ---------  --------  ---------  --------
                          $ 31,000  $ 16,000  $  87,000  $ 46,000  $ 116,000  $ 53,000
                          ========  ========  =========  ========  =========  ========

  Postretirement benefit costs were determined under the rules prescribed by SFAS No. 106, including the use of the projected unit credit actuarial cost method. The discount rates used were 7.5%, 8.0% and 7.5%, respectively, for 1994, 1995 and 1996 periods and the estimated long-term rate of return of fund assets, net of income tax effects, were 9.04%, 9.32% and 9.38%, respectively, for 1994, 1995 and 1996 periods. Pre-Medicare health care cost trend rates were 14% for 1994 periods, grading down in 0.5% annual increments to 5.0%. Post-Medicare health care cost trend rates were 11.5% for 1994 periods, grading down in 0.5% annual increments to 5.0%. Pre-Medicare trend rates were 13.5% for the first three months of 1995 and 10% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. Post-Medicare trend rates were 11% for the first three months of 1995 and 8% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. The effect of a 1% increase in the health care cost trend rate for each future year would increase the aggregate of the service and interest cost components of postretirement benefit costs by approximately $20 million for the twelve months ended September 30, 1996.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (15) SEPARATION PLAN COSTS. Operation and maintenance expenses included $96 million for the twelve months ended September 30, 1996 related to a voluntary separation offer for union employees who accepted and left ComEd's employ combined with separation plans offered to selected groups of non-union employees. These employee separation plans reduced net income by $58 million or $0.27 per common share for the twelve months ended September 30, 1996. Substantially all of the costs of the voluntary separation plans were recorded in 1995.

  (16) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1995 and September 30, 1996 were as follows:

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1995         1996
                                                      ------------ -------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs........................   $3,379,987   $3,457,959
 Overheads capitalized..............................      252,910      264,169
 Repair allowance...................................      219,585      215,203
 Regulatory assets recoverable through future rates.    1,689,832    1,653,636
Deferred income tax assets:
 Postretirement benefits............................     (235,360)    (265,220)
 Unbilled revenues..................................     (116,274)    (125,548)
 Alternative minimum tax............................     (145,019)     (75,056)
 Unamortized investment tax credits to be settled
  through future rates..............................     (452,210)    (438,095)
 Other regulatory liabilities to be settled through
  future rates......................................     (148,792)    (155,301)
 Other--net.........................................      (46,607)     (48,765)
                                                       ----------   ----------
Net deferred income tax liability...................   $4,398,052   $4,482,982
                                                       ==========   ==========

The $85 million increase in the net deferred income tax liability from December 31, 1995 to September 30, 1996 is comprised of a $142 million increase in deferred income tax expense, a $28 million decrease in the deferred income tax balance for AMT (before reflecting utilizations) and a $29 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, nine months and twelve months ended September 30, 1995 and 1996 were as follows:

                            THREE MONTHS                            TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED         ENDED
                            SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30
                          ------------------  ------------------  ------------------
                            1995      1996      1995      1996      1995      1996
                          --------  --------  --------  --------  --------  --------
                                         (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes...  $195,245  $131,739  $324,363  $270,464  $343,900  $286,090
 Deferred income taxes..    96,943    81,681   144,387   138,521   201,762   180,663
 Investment tax credits
  deferred--net.........    (7,177)  (12,011)  (21,535)  (26,343)  (28,672)  (33,518)
Other (income) and de-
 ductions...............    (5,344)    4,883    (5,870)     (156)   (9,362)   (1,972)
                          --------  --------  --------  --------  --------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $279,667  $206,292  $441,345  $382,486  $507,628  $431,263
                          ========  ========  ========  ========  ========  ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1995 and 1996:

                            THREE MONTHS
                                ENDED           NINE MONTHS ENDED     TWELVE MONTHS  ENDED
                            SEPTEMBER 30          SEPTEMBER 30            SEPTEMBER 30
                          ------------------  ----------------------  ----------------------
                            1995      1996       1995        1996        1995        1996
                          --------  --------  ----------  ----------  ----------  ----------
                                             (THOUSANDS OF DOLLARS)
Net income before ex-
 traordinary item.......  $407,433  $334,980  $  604,900  $  572,225  $  683,491  $  626,858
Net income taxes charged
 to continuing
 operations.............   279,667   206,292     441,345     382,486     507,628     431,263
Provision for dividends
  on ComEd preferred and
  preference stocks.....    16,674    15,885      50,447      48,871      67,380      68,384
                          --------  --------  ----------  ----------  ----------  ----------
Pre-tax income before
 provision for
 dividends..............  $703,774  $557,157  $1,096,692  $1,003,582  $1,258,499  $1,126,505
                          ========  ========  ==========  ==========  ==========  ==========
Effective income tax
 rate...................      39.7%     37.0%       40.2%       38.1%       40.3%       38.3%
                          ========  ========  ==========  ==========  ==========  ==========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 1995 and 1996 were as follows:

                            THREE MONTHS                            TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED         ENDED
                            SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30
                          ------------------  ------------------  ------------------
                            1995      1996      1995      1996      1995      1996
                          --------  --------  --------  --------  --------  --------
                                         (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $246,321  $195,005  $383,842  $351,254  $440,475  $394,277
Equity component of
 AFUDC which was ex-
 cluded from taxable
 income.................      (992)   (1,734)   (3,046)   (5,502)   (4,792)   (7,051)
Amortization of invest-
 ment tax credits.......    (7,177)  (12,011)  (21,535)  (26,343)  (28,744)  (33,518)
State income taxes, net
 of federal income tax-
 es.....................    35,228    26,850    58,513    50,973    70,253    58,433
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....     5,435    (3,418)   21,213     8,590    27,905     3,357
Other--net..............       852     1,600     2,358     3,514     2,531    15,765
                          --------  --------  --------  --------  --------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $279,667  $206,292  $441,345  $382,486  $507,628  $431,263
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

  (17) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1995 and 1996 were as follows:

                         THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                            SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                         ------------------- ----------------- -------------------
                           1995      1996      1995     1996     1995      1996
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  67,421 $  63,399 $175,362 $173,891 $ 229,150 $ 228,075
Illinois invested capi-
 tal....................    27,980    26,587   82,090   78,766   109,416   103,506
Municipal utility gross
 receipts...............    53,648    49,508  128,554  128,909   162,328   168,113
Real estate.............    45,868    40,609  132,821   94,386   177,936   137,961
Municipal compensation..    24,449    23,205   59,876   60,009    76,691    78,735
Other--net..............    20,682    18,755   61,041   63,859    72,828    76,983
                         --------- --------- -------- -------- --------- ---------
                         $ 240,048 $ 222,063 $639,744 $599,820 $ 828,349 $ 793,373
                         ========= ========= ======== ======== ========= =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (18) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes, to finance the transactions. With respect to the commercial paper/bank borrowing portion, $10 million will expire on November 23, 1997 and $290 million will expire on November 23, 1998. At September 30, 1996, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $672 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at September 30, 1996 for capital leases are estimated to aggregate $767 million, including $63 million in 1996, $249 million in 1997, $175 million in 1998, $122 million in 1999, $70 million in 2000 and $88 million in 2001-2043. The estimated interest component of such rental payments aggregates $98 million. The estimated portions of obligations due within one year under capital leases of approximately $168 million and $189 million at December 31, 1995 and September 30, 1996, respectively, are included in current liabilities.

  Future minimum rental payments at September 30, 1996 for operating leases are estimated to aggregate $150 million, including $1 million in 1996, $10 million in 1997, $10 million in 1998, $10 million in 1999, $9 million in 2000 and $110 million in 2001-2024.

  (19) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad-Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment, operation or maintenance accounts and provides its own financing. At September 30, 1996, for its share of ownership in the station, ComEd had an investment of $599 million in production and transmission plant in service (before reduction of $193 million for the related accumulated provision for depreciation) and $58 million in construction work in progress.

  (20) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $1,067 million at September 30, 1996, comprised of approximately $1,041 million for ComEd and the Indiana Company and approximately $26 million for Unicom Thermal. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments.

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

  ComEd also is a member of NEIL, which provides insurance coverage against the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million occurring at nuclear stations. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident under the replacement power coverage and the property damage coverage. However, ComEd could be subject to maximum assessments, in any policy year, of approximately $21 million and $113 million in the event losses exceed accumulated reserve funds under the replacement power and property damage coverages, respectively.

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities and as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1996) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been included on the Consolidated Balance Sheets as of December 31, 1995 and September 30, 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1995 and September 30, 1996, a reserve of $8 million has been included on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN THE ELECTRIC UTILITY INDUSTRY

  Unicom and its predominant business, electric energy generation, transmission and distribution, are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. These changes are attributable to changes in technology, the relaxation of regulatory barriers to utilities' respective service territories as well as to efforts to change the manner in which electric utilities are regulated. Federal law and regulations have been amended to provide for open transmission system access, and various states are considering, or have adopted, new regulatory structures to allow access by some or all customers to energy suppliers in addition to the local utility. Although Illinois has not yet adopted any fundamental regulatory changes, the legislature created a Joint Committee on Electric Utility Regulatory Reform to develop and present, no later than November 8, 1996, a legislative proposal dealing with reform of the state's Public Utilities Act. The Joint Committee has not done so. However, it is likely that the Joint Committee or other groups will introduce legislative proposals in the near future.
  ComEd and other energy suppliers, energy customers and other interested parties have been active participants in the discussions related to the economic and technical issues associated with reform. As a result of these efforts, legislation is expected to be introduced in Illinois during November 1996 which is intended to provide both electric service providers and their customers with an orderly transition to a less regulated market for electric service. Under the legislative proposal, utilities would be granted a period in which to offer direct access experiments that would allow them and customers to gain experience with the effects of such access, with a requirement to provide such access starting in 2000. Such requirement would be phased-in to customers over several years, starting with larger load customers. The legislation would provide utilities with an opportunity to recover costs which might not otherwise be recoverable in charges for electric service in a less regulated market through, among other things, cost savings and a transition charge for customers who use alternate suppliers of electric power and energy. The legislation would provide for a leveling of certain regulatory oversight and tax provisions among electric service providers in Illinois and would also allow certain restructurings of utility operations in order to facilitate their response to a competitive environment. ComEd supports the proposed legislation and believes there is support among a number of constituencies for its provisions. Other legislative proposals may also be submitted for consideration. Nonetheless, no assurance can be given as to when any such legislation may be adopted or in what form it may be adopted.

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

  As noted previously, the United States electric utility industry is in a process of fundamental change as state legislators and regulators re-examine their approach to regulation and its objectives and consider a transition to a competitive or market-based system of pricing for electric energy. Although the process and approach have varied from state to state in terms of the elements and timing of implementation, it is evident that the question is no longer if, but rather how and when there will be a more competitive electricity market. The Federal Energy Policy Act of 1992, among other things, empowered FERC to introduce a greater level of competition into the wholesale marketplace for electric energy. In April 1996, FERC issued its FERC Order requiring utilities to file open access tariffs with regard to their transmission systems. These tariffs set forth the terms, including prices, under which other parties may use a utility's transmission system. ComEd has filed an open access tariff with the FERC. The FERC Order requires the separation of the transmission operations and wholesale marketing functions so as to ensure that unaffiliated third parties have access to the same information as to system availability and other requirements. The FERC Order further requires utilities to operate an electronic bulletin board to make transmission price and access data available to all potential users. A key feature of the FERC Order is that it contemplates full recovery of a utility's costs "stranded" by competition. These costs are "stranded" or "strandable" to the extent market based rates would be insufficient to allow for their full recovery. To recover stranded costs, the utility must show that it had a reasonable expectation that it would continue to serve the customer in question.

  An important element of reform proposals under consideration is the ability of other suppliers to provide energy in competition with a utility within its service territory. This element generally has included consideration of some future form of "retail wheeling," whereby a utility's transmission and distribution system is made available to other energy suppliers for delivery of their services to retail customers. In addition, some governmental entities, such as cities, may elect to "municipalize" a utility's distribution facilities through condemnation proceedings. Such municipalities would then be able to purchase electric power on a wholesale basis and resell it to customers over the newly acquired facilities. The FERC Order provides for the recovery of a utility's investment stranded by municipalization. While municipalization is possible under the present regulatory system, ComEd is not required to grant alternative electric suppliers access to its distribution system through any type of "retail wheeling."

  Presumably, under such a modified regulatory structure, customers will base energy purchase decisions on a combination of factors, including price, reliability and service. In addition to the potential effects on revenues and marketing and sales efforts, such changes can raise the question as to whether an affected utility's rates are based on cost-based regulation, allowing recovery of incurred costs, or are based on something else, i.e., the marketplace. Under generally accepted accounting principles, the latter determination would require the write off of regulatory assets and liabilities and would require an examination as to the recoverability in revenues of other incurred costs, with any portion determined to be unrecoverable being subject to write-off. Various approaches have been proposed to deal with such strandable costs, from full recovery, as provided in the FERC Order, to no recovery, as proposed by at least some of the participants in virtually all legislative debates on regulatory reform proposals. For additional information, see "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements.

  Retail wheeling and municipalization are significant issues for electric utility companies, including ComEd, because of their potential to strand a utility's costs. Without the development of a more fully competitive marketplace, it is not possible to develop an estimate of strandable costs with any degree of accuracy. Any calculation of potentially strandable costs requires that a set of assumptions be made, including the timing of open access (customer choice), the extent of open access allowed, potential market prices over time, sales and load growth forecasts, operating performance over time, allowed rates over time, cost structure over time, mitigation opportunities and strandable cost recoveries. The calculation of strandable costs is extremely sensitive to the assumptions made, and the resulting estimates are potentially misleading if removed from the context in which they were calculated. At this point in time, ComEd does not subscribe to a certain set of assumptions or a particular estimate. However, ComEd believes the amount of its strandable costs could be material without allowance for recovery of costs and investments it incurred under its regulatory compact, including its duty to serve. Most reform proposals anticipating increased competition include some form of stranded cost recovery. ComEd is taking steps, such as cost-control measures and additional depreciation, to minimize its potential stranded investment. See Note 2 of Notes to Financial Statements for additional information.

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

  ComEd is examining its assets, particularly generating assets, with a view toward rationalizing their investment and operating costs against their ability to contribute to the revenues of ComEd under various market scenarios. Such an assessment involves the consideration of numerous factors, including revenue contribution, operating costs, impacts on ComEd's service obligations, purchase commitments and remaining assets, and the impact of various options.

  On April 17, 1996, ComEd announced that it had finalized agreements to sell two of its coal-fired generating stations, representing approximately 1,600 megawatts of generating capacity. Under the agreements, State Line and Kincaid stations would be sold for a total of $250 million, which approximates the book value of the stations. The net proceeds, after income tax effects, would be approximately $200 million, which would be used to retire or redeem existing debt. Under the terms of the sales, ComEd would enter into exclusive 15-year purchased power agreements for the output of the plants. The agreements are subject to regulatory approval, and proceedings have been initiated to obtain those approvals. Numerous parties have intervened in the proceedings, including various governmental and consumer groups and ComEd's principal union. The union has also filed a lawsuit in state court alleging that the labor provisions of the Kincaid agreement are violative of state law and seeking to enjoin the ICC proceedings. ComEd had previously filed an action in federal court seeking confirmation that the state law is preempted by federal labor law, and ComEd believes that the Union's allegations are without merit. These actions have now been consolidated and are pending in federal court. The State Line and Kincaid agreements give the purchasers the right to terminate the agreements if a closing has not occurred prior to December 31, 1996.

  With respect to its transmission assets, ComEd is participating with approximately 20 other electric utility companies in an effort to form an ISO for the midwest United States. Under the structure currently contemplated, the ISO would set standard transmission rates and facilitate compliance with the FERC Order. In addition, while individual utility companies would continue to own their transmission lines, the ISO would oversee regional planning to avoid overloads. Creation of the ISO will be subject to further negotiations among the parties as well as federal and state regulatory approval.

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
                                                           ---- ---- ---- ------
      Total............................................... $953 $900 $931 $2,784
                                                           ==== ==== ==== ======

  Such construction program includes the replacement of the steam generators at ComEd's Braidwood Unit 1 and Byron Unit 1 nuclear generating units, for service prior to year-end 1998. The estimated replacement cost is approximately $470 million, including approximately $80 million for the cost of removal of the existing steam generators. Approximately $340 million of this estimated cost is included in the construction expenditures shown above. Approximately $96 million has been incurred through September 30, 1996. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Litigation" for information regarding an arbitration demand filed by the City of Chicago under its franchise agreement with ComEd with respect to capital expenditures.

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

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $1,041 million at September 30, 1996. In addition, ComEd's estimated commitments for the purchase of coal are indicated in the following table.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1996-2007     $881
      Decker Coal Co. .................................. 1996-2015     $620
      Big Horn Coal Co. ................................ 1998          $ 22

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

  Capital Resources. ComEd forecasts that internal sources will provide more than three-fourths of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities. See Notes 7 and 9 of Notes to Financial Statements for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively. The forecast assumes the rate levels reflected in the Rate Order remain in effect. See "Regulation," subcaption "Rate Matters" below for additional information.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 18 of Notes to Financial Statements for more information concerning ComEd's nuclear fuel lease facility. ComEd has approximately $915 million of unused bank lines of credit at September 30, 1996 which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 10 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, nine months and twelve months ended September 30, 1996.

  During the first nine months of 1996, ComEd sold and leased back approximately $250 million of nuclear fuel through its existing nuclear fuel lease facility. In addition, ComEd issued $199 million of pollution control obligations, the proceeds of which were used to redeem pollution control obligations of the same amount. See the Statements of Consolidated Cash Flows and Note 4 of Notes to Financial Statements for information regarding common stock activity.

  As of November 1, 1996, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $805 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

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

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 46.4% at September 30, 1996 from 49.3% at December 31, 1995. This decrease is related primarily to the increase in current maturities of long-term debt reclassified to current liabilities.

                             UNREGULATED OPERATIONS

  Unicom Enterprises is engaged, through its subsidiaries, in energy service activities which are not subject to utility regulation by state or federal agencies. Its principal subsidiary, Unicom Thermal, currently provides district cooling services to office and other buildings in the city of Chicago under a non-exclusive franchise agreement. District cooling involves, in essence, the production of chilled water at a central location(s) and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used in lieu of self-generated cooling. As a result of the Clean Air Amendments, the manufacture of CFCs has been curtailed, commencing in January 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as Unicom Thermal's district cooling. Unicom Thermal is involved in or considering district cooling projects in other cities, including a project in Boston with Boston Edison Technologies Group, Inc. and a project in Windsor, Ontario, Canada with Ontario Hydro.

  Construction Program. Unicom has approved capital expenditures for the years 1996-98 of approximately $100 million for Unicom Thermal, primarily representing the construction costs of its district cooling facilities in Chicago and its share of construction costs in Boston. Unicom Thermal's first two district cooling facilities in Chicago began serving customers in May 1995 and July 1996, respectively. Its third district cooling facility in Chicago will be completed in 1997. As of September 30, 1996, Unicom Thermal's purchase commitments, principally related to construction, were approximately $26 million.

  Capital Resources. Unicom expects to obtain funds to invest in its unregulated subsidiaries principally from dividends received on its ComEd common stock and from bank borrowings. The availability of ComEd's dividends to Unicom is dependent on ComEd's financial performance and cash position. Other forms of financing by ComEd to Unicom or the unregulated subsidiaries of Unicom, such as loans or additional equity investments, none of which is expected, would be subject to prior approval by the ICC.

  Unicom Enterprises has a $200 million credit facility which will expire in 1998, of which $115 million was unused as of September 30, 1996. The credit facility can be used by Unicom Enterprises to finance investments in unregulated energy-related businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 10 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom's and Unicom Enterprises' operations.

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

  Rate Matters. On January 9, 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates,
(ii) the collection of municipal franchise costs on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements for additional information related to the level of decommissioning cost collections. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of September 30, 1996, electric operating revenues of approximately $570 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court. See Note 2 of Notes to Financial Statements for additional information.

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

  ComEd's Dresden station is presently on the NRC's list of plants to be monitored closely, where it has been since being placed on that list in 1992. In June 1995, the NRC reported, with respect to Dresden, that over the prior year performance was cyclical, that plant material condition needed to be improved and that a more effective work management system was needed to deal with the corrective maintenance backlog. Although the NRC has subsequently noted improvement, it has expressed concern with the sustainability of improvement and has continued its monitoring to determine if lasting change has been made. The NRC began to conduct a team inspection at Dresden on September 30, 1996, to assess progress in correcting performance and to sample compliance with licensing and other requirements. ComEd expects the NRC to issue an inspection report by December 23, 1996.

  Generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994. Certain intervenors appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance. However, in May 1996, the Illinois Appellate Court affirmed the ICC order for the 1989 proceedings, and in October 1996, the Illinois Supreme Court denied the intervenors' petition for leave to appeal. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters," for additional information.

  ComEd estimates that it will expend approximately $15.5 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs, which are estimated to aggregate $3.7 billion in current-year (1996) dollars, are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Actual decommissioning costs and future estimates thereof may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" for additional information regarding decommissioning costs.

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

RESULTS OF OPERATIONS

  Unicom's earnings per common share for the three months ended September 30, 1996 were $1.55 compared to $1.90 for the three months ended September 30, 1995, $2.66 for the nine months ended September 30, 1996 compared to $2.82 for the nine months ended September 30, 1995, and $2.82 for the twelve months ended September 30, 1996 compared to $3.19 for the twelve months ended September 30, 1995. Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the results of operations for ComEd alone.

  Net Income. The decrease in ComEd's earnings in the recent three-month period reflects, among other factors, a decrease in operating revenues primarily due to significantly lower kilowatthour sales. The reduction in kilowatthour sales is primarily due to the effects of cooler weather experienced in ComEd's service territory compared to the exceptionally hot weather experienced in the summer of 1995. Also contributing to the decrease in earnings in the recent three-month period were higher operation and maintenance expenses. In September 1996, the ICC approved ComEd's request to increase depreciation charges on its nuclear generating units by approximately $30 million for the year 1996. Approximately $22 million of the increased depreciation charges was recorded in September 1996, reducing net income by $15 million or $0.07 per common share. Partially offsetting the lower earnings were the effects of an income tax refund related to prior years which increased net income by $26 million or $0.12 per common share. In addition, the recent three-month period includes a decrease in the total of interest expense on debt and dividend requirements on preferred and preference stocks compared to the three-month period ended September 30, 1995.

  The decrease in earnings in the recent nine-month period reflects, among other factors, lower operating revenues as a result of lower kilowatthour sales, partially offset by an increase in energy costs recovered under the fuel adjustment clause, compared to the nine-month period ended September 30, 1995. Also contributing to the lower earnings was a reduction to net income of $15 million or $0.07 per common share for increased depreciation charges on ComEd's nuclear generating units, discussed above. Operation and maintenance expenses increased in the recent nine-month period compared to the same period in 1995. Partially offsetting the lower earnings in the recent nine-month period was a reduction in real estate taxes which increased net income by $23 million or $0.11 per common share compared to the same period in 1995. The real estate tax reduction results primarily from ongoing challenges by ComEd of the methodology used by local taxing authorities to assess the value of ComEd's nuclear generating stations. See "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Litigation," for information about certain property tax assessment appeals. The effects of an income tax refund recorded in September 1996 increased net income by $26 million or $0.12 per common share. In addition, the recent nine-month period includes a decrease in the total of interest expense on debt and dividend requirements on preferred and preference stocks compared to the nine-month period ended September 30, 1995.

  The decrease in earnings in the recent twelve-month period reflects, among other factors, higher operation and maintenance expenses which include an after-tax charge of $58 million or $0.27 per common share for a voluntary separation offer for union employees who accepted and left ComEd's employ combined with separation plans offered to selected groups of non-union employees. Substantially all of the costs of the voluntary separation plans were recorded in 1995. The lower earnings in the recent twelve-month period also include the increased depreciation charges on ComEd's nuclear generating units, discussed above, which reduced net income by $15 million or $0.07 per common share. ComEd also recorded an after-tax charge of $20 million or $0.09 per common share related to the early redemption of $645 million of long-term debt in 1995. Partially offsetting the lower earnings in the recent twelve-month period were higher operating revenues reflecting higher rate levels which became effective in January 1995 under the Rate Order and an increase in energy costs recovered under the fuel adjustment clause, partially offset by a reduction in kilowatthour sales. The recent twelve-month period also reflects a reduction in the total of interest expense on debt and dividend requirements on preferred and preference stocks. A reduction in real estate taxes, primarily related to ComEd's nuclear generating units, increased net income by $24 million or $0.11 per common share compared to the same period last year. In addition, an income tax refund was recorded in September 1996, the effects of which increased net income by $26 million or $0.12 per common share.

  Kilowatthour Sales. Kilowatthour sales to ultimate consumers for the three months, nine months and twelve months ended September 30, 1996 decreased 8.7%, 1.3% and 0.2%, respectively, compared to the three months, nine months and twelve months ended September 30, 1995. The decrease in the recent three-month period reflects lower kilowatthour sales to all classes of customers, except public authorities and electric railroads, primarily due to the effects of cooler weather experienced in ComEd's service territory compared to the exceptionally hot weather experienced in the summer of 1995. The decrease in the recent nine-month and twelve-month periods reflect lower kilowatthour sales to residential customers, and small commercial and industrial customers for the recent nine-month period, reflecting the effects of cooler summer weather experienced in ComEd's service territory in the recent periods compared to the exceptionally hot summer in the same periods in the prior year.

  Kilowatthour sales, including sales for resale, decreased 6.0%, 2.7% and 2.3% for the three months, nine months and twelve months ended September 30, 1996, respectively, compared to the three months, nine months and twelve months ended September 30, 1995.

  Operating Revenues. Operating revenues decreased in the three months and nine months ended September 30, 1996 compared to the three months and nine months ended September 30, 1995, reflecting the results of significantly decreased kilowatthour sales discussed above, partially offset by an increase in energy costs recovered under the fuel adjustment clause. Operating revenues increased in the twelve months ended September 30, 1996 compared to the twelve months ended September 30, 1995, reflecting the results of an increase in energy costs recovered under the fuel adjustment clause and, to a lesser extent, the effects of higher rate levels under the Rate Order which became effective in January 1995. The increase in operating revenues for the current twelve-month period was partially offset by decreased kilowatthour sales discussed above.

  Fuel Costs. Changes in fuel expense for the three months, nine months and twelve months ended September 30, 1996 compared to the same periods ended September 30, 1995 primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                                                      SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                                                   --------------------  ------------------  --------------------
                                                     1995       1996       1995      1996      1995       1996
                                                   ---------  ---------  --------  --------  ---------  ---------
   Cost of fuel consumed (per million Btu):
     Nuclear.....................................      $0.52      $0.53     $0.52     $0.53      $0.52      $0.53
     Coal........................................      $2.41      $2.38     $2.45     $2.46      $2.39      $2.44
     Oil.........................................      $3.13      $3.96     $3.09     $3.39      $3.12      $3.29
     Natural gas.................................      $1.75      $2.55     $1.78     $2.73      $1.80      $2.56
     Average all fuels...........................      $1.09      $1.21     $1.04     $1.16      $1.03      $1.13
   Net generation of electric energy (millions of
    kilowatthours)...............................     27,401     24,564    75,576    69,879     98,027     90,911
   Fuel sources of kilowatthour generation:
     Nuclear.....................................         70%        65%       73%       69%        73%        70%
     Coal........................................         25         32        24        28         23         27
     Oil.........................................          1        --        --          1          1          1
     Natural gas.................................          4          3         3         2          3          2
                                                   ---------  ---------  --------  --------  ---------  ---------
                                                         100%       100%      100%      100%       100%       100%
                                                   =========  =========  ========  ========  =========  =========

  The decrease in nuclear generation as a percentage of total generation for the three months, nine months and twelve months ended September 30, 1996 compared to the same periods ended September 30, 1995 is primarily due to scheduled and non-scheduled outages at certain of ComEd's nuclear generating stations.

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

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. In addition, as of September 30, 1996, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $395 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and Notes 1 and 20 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd and the Indiana Company's generating units and the availability and cost of power from other utilities.

  The number and average cost of kilowatthours purchased were as follows:

                            THREE MONTHS
                                ENDED      NINE MONTHS ENDED      TWELVE MONTHS ENDED
                            SEPTEMBER 30     SEPTEMBER 30            SEPTEMBER 30
                            -------------  --------------------   ---------------------
                             1995   1996     1995       1996        1995        1996
                            ------ ------  --------   ---------   ---------   ---------
   Kilowatthours
    (millions).............   453  1,761         901      4,608       1,035       6,182
   Cost per kilowatthour...  4.99c  2.74c       3.62c      2.45c       3.41c       2.34c

  Deferred Under or Overrecovered Energy Costs--Net. Operating expenses for the three months, nine months and twelve months ended September 30, 1995 and 1996 include the net change in under or overrecovered allowable energy costs under ComEd's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and
Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy
Costs."

  Operation and Maintenance Expenses. ComEd's operation and maintenance expenses increased 3.3%, 1.5% and 7.5% for the three months, nine months and twelve months ended September 30, 1996, respectively, compared to the same periods ended September 30, 1995. The increase in the current three-month period reflects increased operation and maintenance expenses associated with nuclear generating stations, transmission and distribution system and customer related activities, partially offset by lower expenses associated with fossil generating stations and pensions and other employee benefits, including postretirement health care benefits. The increase in the current nine-month period reflects higher operation and maintenance expenses associated with nuclear and fossil generating stations, transmission and distribution system and customer related activities, partially offset by lower expenses associated with pensions and other employee benefits, including postretirement health care benefits. The increase in the current twelve-month period reflects higher operation and maintenance expenses associated with nuclear and fossil generating stations, transmission and distribution system, customer related activities, voluntary employee separation plans and incentive compensation programs, partially offset by lower expenses associated with pensions and other employee benefits, including postretirement health care benefits, and certain administrative and general costs. The effects of inflation are reflected in the increases and decreases discussed below and have increased operation and maintenance costs for the three months, nine months and twelve months ended September 30, 1996.

  Operation and maintenance expenses associated with the nuclear generating stations tend to be affected by the number of outages, both scheduled and non-scheduled, of the units, during which a greater number of activities related to inspection, maintenance and improvement are scheduled and carried out. Such expenses increased $27 million, $37 million and $83 million for the three months, nine months and twelve months ended September 30, 1996, respectively, compared to the same periods ended September 30, 1995. The increases in operation and maintenance expenses for the recent three-month and nine-month periods reflect increased expenses related to aggressive improvement programs, which accelerate certain expenditures related to the nuclear generating plants. The increase for the current twelve-month period reflects aggressive improvement programs, which accelerate certain expenditures related to the nuclear generating plants, and activities undertaken during scheduled and non-scheduled outages. Future operation and maintenance expenses associated with nuclear generating stations may be significantly affected by regulatory, operational and other requirements. See "Nuclear Matters" under "Regulation" above and "Part II. Other Information, Item 1. Legal Proceedings," subcaption "Nuclear Matters."

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

  Operation and maintenance expenses associated with the fossil generating stations also tend to be affected by the number of outages in the same manner as nuclear generating stations. Such expenses decreased $11 million, and increased $12 million and $30 million in the three months, nine months and twelve months ended September 30, 1996, respectively, compared to the same periods ended September 30, 1995. The decrease in the recent three-month period reflects a decrease in expenditures to upgrade plant performance and the effects of a reduction of personnel. The increases in the recent nine-month and twelve-month periods reflect an increase in expenditures to upgrade plant performance, partially offset by the effects of a reduction of personnel.

  Operation and maintenance expenses associated with ComEd's transmission and distribution system increased $11 million, $6 million and $17 million in the three months, nine months and twelve months ended September 30, 1996, respectively, compared to the same periods ended September 30, 1995. The increases in the recent three-month, nine-month and twelve-month periods reflect higher maintenance related expenditures compared to the same periods in the prior year. Operation and maintenance expenses associated with ComEd's customer-related activities, including customer assistance, energy sales services and uncollectible accounts, increased $11 million, $15 million and $23 million in the three-month, nine-month and twelve-month periods ended September 30, 1996 compared to the same periods ended September 30, 1995.

  Operation and maintenance expenses in the twelve months ended September 30, 1996 and 1995 reflect $65 million and $50 million, respectively, for employee incentive compensation plan costs related to the achievement of certain financial performance, cost containment and operating performance goals in 1995 and 1994, respectively.

  Operation and maintenance expenses for pension and other employee benefits, including postretirement health care benefits, decreased $19 million, $48 million and $69 million in the three months, nine months and twelve months ended September 30, 1996, respectively, compared to the same periods ended September 30, 1995. The decreases in the recent three-month and nine-month periods reflect decreases of $13 million and $40 million in the provision for postretirement health care benefits due to an amendment which changed the postretirement health care plan from fully funded by the employer to contributory and favorable claim experience allowing the use of lower health care cost trend rates. See Note 14 of Notes to Financial Statements for additional information. The decrease in the recent twelve-month period reflects a decrease of $78 million in the provision for postretirement health care benefits due to the reasons mentioned above and a decrease of $18 million for pension costs, partially offset by $26 million for the portion of the costs of the voluntary employee separation plans related to postretirement health care benefits. See Note 15 of Notes to Financial Statements for additional information regarding the employee separation plans.

  Operation and maintenance expenses in the twelve months ended September 30, 1996 reflect $70 million for the portion of the costs of the voluntary employee separation plans not related to the postretirement health care benefits described above. See Note 15 of Notes to Financial Statements for additional information regarding the employee separation plans.

  Operation and maintenance expenses associated with certain administrative and general costs decreased $15 million for the twelve months ended September 30, 1996, compared to the same period ended September 30, 1995, due to a variety of reasons including a decrease related to the provision for injuries and damages.

  Depreciation. Depreciation expense for the three months, nine months and twelve months ended September 30, 1996 increased over the same periods ended September 30, 1995 as a result of additions to plant in service and an increase in the nuclear depreciation rate for 1996. In September 1996, the ICC approved ComEd's additional depreciation initiative for 1996, which will increase depreciation expense by approximately $30 million in 1996, of which $22 million was recorded in September 1996. ComEd also continues to consider the possibility of additional depreciation options. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements and Note 2 of Notes to Financial Statements for additional information.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, nine months and twelve months ended September 30, 1996 compared to the same periods ended September 30, 1995 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                 THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                    SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                                --------------------- --------------------- ---------------------
                                   1995       1996       1995       1996       1995       1996
                                ---------- ---------- ---------- ---------- ---------- ----------
      Long-term debt outstand-
       ing:
       Average amount (mil-
        lions)................    $7,460     $6,625     $7,674     $6,674     $7,721     $6,808
       Average interest rate..      7.82%      7.62%      7.79%      7.69%      7.80%      7.67%
      Notes payable outstand-
       ing:
       Average amount (mil-
        lions)................    $  136     $  255     $   52     $  286     $   41     $  226
       Average interest rate..      6.11%      5.71%      6.34%      5.78%      6.41%      5.82%

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

  ComEd's ratios of earnings to fixed charges for the twelve months ended December 31, 1995 and September 30, 1996 were 2.79 and 2.78, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended December 31, 1995 and September 30, 1996 were 2.39 and 2.36, respectively.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of December 31, 1995 and September 30, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1995 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of December 31, 1995 and September 30, 1996, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1995 and 1996, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
November 1, 1996

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, nine months and twelve months ended September 30, 1995 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, population, business activity, competition, taxes, environmental control, energy use, fuel supply, cost of labor, fuel, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                              SEPTEMBER 30            SEPTEMBER 30            SEPTEMBER 30
                          ----------------------  ----------------------  ----------------------
                             1995        1996        1995        1996        1995        1996
                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating Reve-
 nues...................  $2,190,879  $2,066,975  $5,328,550  $5,298,096  $6,793,623  $6,879,333
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating Ex-
 penses and Taxes:
 Fuel...................  $  322,990  $  317,774  $  850,422  $  866,657  $1,085,300  $1,106,077
 Purchased power........      22,623      48,250      32,609     112,750      35,267     144,518
 Deferred
  (under)/overrecovered
  energy costs-- net....      (9,840)     11,212      (8,578)        861       4,813       6,707
 Operation..............     382,811     373,628   1,135,575   1,100,196   1,514,586   1,562,584
 Maintenance............     133,312     159,579     418,235     477,570     521,430     626,084
 Depreciation...........     224,824     251,842     674,620     712,280     896,245     934,964
 Recovery of regulatory
  assets................       3,818       3,818      11,454      11,454      15,272      15,272
 Taxes (except income)..     239,904     222,144     639,289     599,625     827,846     792,363
 Income taxes--
   Current--Federal.....     145,136      95,705     248,033     205,227     267,143     214,277
   --State..............      51,877      40,560      79,984      73,219      80,918      80,374
   Deferred--Federal--
    net.................      94,262      78,668     133,663     130,017     173,775     168,757
   --State--net.........       2,520         (33)     10,581       5,343      27,963      10,367
 Investment tax credits
  deferred--net.........      (7,177)    (12,011)    (21,535)    (26,343)    (28,672)    (33,518)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,607,060  $1,591,136  $4,204,352  $4,268,856  $5,421,886  $5,628,826
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating In-
 come...................  $  583,819  $  475,839  $1,124,198  $1,029,240  $1,371,737  $1,250,507
                          ----------  ----------  ----------  ----------  ----------  ----------
Other Income and (Deduc-
 tions):
 Interest on long-term
  debt..................  $ (145,783) $ (126,155) $ (448,548) $ (384,834) $ (602,359) $ (522,093)
 Interest on notes pay-
  able..................      (2,101)     (3,665)     (2,473)    (12,352)     (2,616)    (13,159)
 Allowance for funds
  used during construc-
  tion--
   Borrowed funds.......       2,674       4,544       7,551      15,809      11,631      19,395
   Equity funds.........       2,834       4,955       8,703      15,721      13,690      20,147
 Income taxes
  applicable to
  nonoperating
  activities............       1,989      (4,601)      2,458         465       5,911       3,093
 Provision for
  dividends on company-
  obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trust......        (188)     (4,240)       (188)    (12,720)       (188)    (16,960)
 Miscellaneous--net.....     (16,893)      6,470     (30,927)    (22,843)    (40,403)    (36,042)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $ (157,468) $ (122,692) $ (463,424) $ (400,754) $ (614,334) $ (545,619)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income Before
 Extraordinary Item.....  $  426,351  $  353,147  $  660,774  $  628,486  $  757,403  $  704,888
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --      (20,022)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............  $  426,351  $  353,147  $  660,774  $  628,486  $  757,403  $  684,866
Provision for Dividends
 on Preferred and
 Preference Stocks......      16,674      15,885      50,447      48,871      67,380      68,384
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income on Common
 Stock..................  $  409,677  $  337,262  $  610,327  $  579,615  $  690,023  $  616,482
                          ==========  ==========  ==========  ==========  ==========  ==========
Average Number of Common
 Shares Outstanding.....     214,193     214,209     214,192     214,201     214,192     214,199
Earnings per Common
 Share Before
 Extraordinary Item.....       $1.91       $1.57       $2.85       $2.71       $3.22       $2.97
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --        (0.09)
                          ----------  ----------  ----------  ----------  ----------  ----------
Earnings per Common
 Share..................       $1.91       $1.57       $2.85       $2.71       $3.22       $2.88
                          ==========  ==========  ==========  ==========  ==========  ==========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     DECEMBER 31,  SEPTEMBER 30,
                       ASSETS                            1995          1996
                       ------                        ------------  -------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,105 million
   and $1,028 million, respectively)................ $27,052,778    $27,687,816
  Less--Accumulated provision for depreciation......  10,565,093     11,183,254
                                                     -----------    -----------
                                                     $16,487,685    $16,504,562
  Nuclear fuel, at amortized cost...................     734,667        799,465
                                                     -----------    -----------
                                                     $17,222,352    $17,304,027
                                                     -----------    -----------
Investments:
  Nuclear decommissioning funds..................... $ 1,237,527    $ 1,385,948
  Subsidiary companies..............................     113,657        113,340
  Other investments, at cost........................      20,478         19,257
                                                     -----------    -----------
                                                     $ 1,371,662    $ 1,518,545
                                                     -----------    -----------
Current Assets:
  Cash.............................................. $       972    $    13,837
  Temporary cash investments........................      14,138         58,928
  Other cash investments............................         --           3,369
  Special deposits..................................       3,546          1,365
  Receivables--
    Customers.......................................     579,861        626,686
    Taxes...........................................      75,536            --
    Other...........................................      82,824         46,631
    Provisions for uncollectible accounts...........     (11,828)       (12,596)
  Coal and fuel oil, at average cost................     129,176        149,967
  Materials and supplies, at average cost...........     333,539        330,566
  Deferred unrecovered energy costs.................      46,028         83,710
  Deferred income taxes related to current assets
   and liabilities..................................     107,931        119,800
  Prepayments and other.............................      44,661         30,118
                                                     -----------    -----------
                                                     $ 1,406,384    $ 1,452,381
                                                     -----------    -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets................................. $ 2,467,386    $ 2,416,420
  Unrecovered energy costs..........................     588,152        484,566
  Other.............................................      63,124         58,798
                                                     -----------    -----------
                                                     $ 3,118,662    $ 2,959,784
                                                     -----------    -----------
                                                     $23,119,060    $23,234,737
                                                     ===========    ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                                     SEPTEMBER
                                                       DECEMBER 31,     30,
            CAPITALIZATION AND LIABILITIES                 1995        1996
            ------------------------------             ------------ -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,706,130  $ 6,029,412
  Preferred and preference stocks without mandatory
   redemption requirements............................     508,034      507,373
  Preference stock subject to mandatory redemption re-
   quirements.........................................     261,475      221,473
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trust*....................     200,000      200,000
  Long-term debt......................................   6,488,434    6,021,252
                                                       -----------  -----------
                                                       $13,164,073  $12,979,510
                                                       -----------  -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $   261,000  $   156,000
    Bank loans........................................       7,150        7,550
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations.....     433,299      794,425
  Accounts payable....................................     614,283      348,659
  Accrued interest....................................     170,284      145,277
  Accrued taxes.......................................     215,965      314,977
  Dividends payable...................................     102,192      101,289
  Customer deposits...................................      44,521       48,389
  Other...............................................      93,841       84,675
                                                       -----------  -----------
                                                       $ 1,942,535  $ 2,001,241
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,506,704  $ 4,599,393
  Accumulated deferred investment tax credits.........     689,041      662,698
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     624,191      648,959
  Obligations under capital leases....................     373,697      441,855
  Regulatory liabilities..............................     601,002      593,396
  Other...............................................   1,217,817    1,307,685
                                                       -----------  -----------
                                                       $ 8,012,452  $ 8,253,986
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,119,060  $23,234,737
                                                       ===========  ===========

  *As described in Note 8 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035.

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                                     SEPTEMBER
                                                      DECEMBER 31,      30,
                                                          1995         1996
                                                      ------------  -----------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,194,950 shares and 214,217,331
    shares, respectively............................. $ 2,677,437   $ 2,677,717
  Premium on common stock and other paid-in capital..   2,223,004     2,223,379
  Capital stock and warrant expense..................     (16,159)      (15,991)
  Retained earnings..................................     821,848     1,144,307
                                                      -----------   -----------
                                                      $ 5,706,130   $ 6,029,412
                                                      -----------   -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957   $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--96,753 shares and 75,969 shares, re-
    spectively.......................................       3,077         2,416
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --            --
                                                      -----------   -----------
                                                      $   508,034   $   507,373
                                                      -----------   -----------
Preference Stock Subject to Mandatory Redemption Re-
 quirements:
  Preference stock, cumulative, without par value--
   Outstanding--2,934,990 shares and 2,532,490
    shares, respectively............................. $   292,163   $   252,161
  Current redemption requirements for preference
   stock included in current liabilities.............     (30,688)      (30,688)
                                                      -----------   -----------
                                                      $   261,475   $   221,473
                                                      -----------   -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trust:
  Outstanding--8,000,000............................. $   200,000   $   200,000
                                                      -----------   -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1996 through 2000--5 1/4% to 9 3/8%..... $ 1,170,000   $ 1,120,000
    Maturing 2001 through 2010--3.95% to 8 3/8%......   1,465,400     1,640,400
    Maturing 2011 through 2020--5.85% to 9 7/8%......   1,266,000     1,266,000
    Maturing 2021 through 2023--7 3/4% to 9 1/8%.....   1,385,000     1,385,000
                                                      -----------   -----------
                                                      $ 5,286,400   $ 5,411,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     110,505       105,911
  Pollution control obligations, due 2004 through
   2014--3.80% to 6 7/8%.............................     317,200       142,200
  Other long-term debt...............................   1,064,318       987,027
  Current maturities of long-term debt included in
   current liabilities...............................    (234,893)     (574,574)
  Unamortized net debt discount and premium..........     (55,096)      (50,712)
                                                      -----------   -----------
                                                      $ 6,488,434   $ 6,021,252
                                                      -----------   -----------
                                                      $13,164,073   $12,979,510
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                         THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                            SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                         ------------------- --------------------- ---------------------
                           1995      1996       1995       1996       1995       1996
                         -------- ---------- ---------- ---------- ---------- ----------
                                             (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................. $546,624 $  892,836 $  517,335 $  821,848 $  523,307 $  867,678
Add--Net income.........  426,351    353,147    660,774    628,486    757,403    684,866
                         -------- ---------- ---------- ---------- ---------- ----------
                         $972,975 $1,245,983 $1,178,109 $1,450,334 $1,280,710 $1,552,544
                         -------- ---------- ---------- ---------- ---------- ----------
Deduct--
   Dividends declared
    on--
    Common stock........ $ 85,678 $   85,687 $  257,032 $  257,045 $  342,708 $  342,723
    Preferred and pref-
     erence stocks......   16,589     15,603     50,341     48,567     67,249     65,081
   Other capital stock
    transactions--net...    3,030        386      3,058        415      3,075        433
                         -------- ---------- ---------- ---------- ---------- ----------
                         $105,297 $  101,676 $  310,431 $  306,027 $  413,032 $  408,237
                         -------- ---------- ---------- ---------- ---------- ----------
Balance at End of Peri-
 od..................... $867,678 $1,144,307 $  867,678 $1,144,307 $  867,678 $1,144,307
                         ======== ========== ========== ========== ========== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      NINE MONTHS ENDED        TWELVE MONTHS ENDED
                             SEPTEMBER 30            SEPTEMBER 30             SEPTEMBER 30
                          --------------------  -----------------------  ------------------------
                            1995       1996        1995        1996         1995         1996
                          ---------  ---------  ----------  -----------  -----------  -----------
                                                (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income.............  $ 426,351  $ 353,147  $  660,774  $   628,486  $   757,403  $   684,866
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and am-
    ortization..........    237,177    260,666     713,905      739,731      945,449      974,510
   Deferred income taxes
    and investment tax
    credits--net........     90,283     69,174     124,727      111,378      178,487      144,947
   Extraordinary loss
    related to early re-
    demption of long-
    term debt...........        --         --          --           --           --        33,158
   Equity component of
    allowance for funds
    used during
    construction........     (2,834)    (4,955)     (8,703)     (15,721)     (13,690)     (20,147)
   Revenue refunds and
    related interest....        --         --       15,135          --      (123,407)         --
   Recovery of
    regulatory assets ..      3,818      3,818      11,454       11,454       15,272       15,272
   Provisions/(payments)
    for liability for
    early retirement and
    separation costs--
    net.................      1,980      1,072       2,540      (28,858)       3,158       29,315
   Net effect on cash
    flows of changes in:
     Receivables........   (132,760)   (71,192)   (138,899)      65,672     (163,399)      35,360
     Coal and fuel oil..     31,731     17,014       7,305      (20,791)       3,224      (48,400)
     Materials and sup-
      plies.............      3,904     11,725      21,986        2,973       31,294       32,060
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and early
      retirement and
      separation costs--
      net...............     70,962    (26,029)    152,181      (75,388)     234,272      237,906
     Accrued interest
      and taxes.........     56,685      1,124     146,197       74,005      244,755      (77,957)
     Other changes in
      certain current
      assets and
      liabilities.......     35,653     20,957      45,243       12,287       41,712       (6,401)
   Other--net...........     46,985     35,410     181,894       65,260      118,640       28,956
                          ---------  ---------  ----------  -----------  -----------  -----------
                          $ 869,935  $ 671,931  $1,935,739  $ 1,570,488  $ 2,273,170  $ 2,063,445
                          ---------  ---------  ----------  -----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction expendi-
  tures.................  $(190,536) $(192,012) $ (570,502) $  (709,892) $  (735,263) $(1,038,756)
 Nuclear fuel expendi-
  tures.................    (52,842)   (83,298)   (163,996)    (226,901)    (250,266)    (352,023)
 Equity component of
  allowance for funds
  used during
  construction..........      2,834      4,955       8,703       15,721       13,690       20,147
 Contributions to nu-
  clear decommissioning
  funds.................        --         --      (96,229)     (83,178)    (132,550)    (119,602)
 Other investments and
  special deposits......     18,206     (3,370)     17,556       (3,418)      11,106       (1,376)
                          ---------  ---------  ----------  -----------  -----------  -----------
                          $(222,338) $(273,725) $ (804,468) $(1,007,668) $(1,093,283) $(1,491,610)
                          ---------  ---------  ----------  -----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of securi-
  ties--
  Long-term debt........  $     --   $     --   $      --   $   198,902  $   181,476  $   198,902
  Preferred securities
   of subsidiary trust..    200,000        --      200,000          --       200,000          --
  Capital stock.........         51        549          89          655          398          678
 Retirement and redemp-
  tion of securities--
  Long-term debt........   (200,498)   (64,103)   (492,161)    (331,200)    (694,489)    (976,311)
  Capital stock.........    (11,302)   (37,803)    (14,340)     (40,911)     (17,984)     (44,506)
 Deposits and securi-
  ties held for retire-
  ment and redemption
  of securities.........        377        975         106          --           104          --
 Premium paid on early
  redemption of long-
  term debt.............        --         --          --           --        (3,664)     (25,823)
 Cash dividends paid on
  capital stock.........   (102,710)  (110,609)   (307,879)    (319,234)    (410,537)    (425,740)
 Proceeds from
  sale/leaseback of nu-
  clear fuel............     77,876     90,301     193,216      249,916      292,401      249,916
 Nuclear fuel lease
  principal payments....    (64,507)   (51,724)   (180,124)    (158,693)    (236,767)    (216,414)
 Increase (Decrease) in
  short-term
  borrowings............    (40,000)  (170,850)        --      (104,600)         --       156,400
                          ---------  ---------  ----------  -----------  -----------  -----------
                          $(140,713) $(343,264) $ (601,093) $  (505,165) $  (689,062) $(1,082,898)
                          ---------  ---------  ----------  -----------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $ 506,884  $  54,942  $  530,178  $    57,655  $   490,825  $  (511,063)
Cash and Temporary Cash
 Investments at
 Beginning of Period....     76,944     17,823      53,650       15,110       93,003      583,828
                          ---------  ---------  ----------  -----------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 583,828  $  72,765  $  583,828  $    72,765  $   583,828  $    72,765
                          =========  =========  ==========  ===========  ===========  ===========

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $178 million and $155 million for the three months ended September 30, 1995 and 1996, respectively, $531 million and $469 million for the nine months ended September 30, 1995 and 1996, respectively, and $708 million and $631 million for the twelve months ended September 30, 1995 and 1996, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1995 and 1996 was as follows:

                          THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                          ------------------- ----------------- -------------------
                            1995      1996      1995     1996     1995      1996
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $152,404  $152,120 $468,670 $422,844  $619,928  $558,377
   Income taxes (net of
    refunds)............  $  88,623 $  47,900 $111,115 $ 57,184 $  91,317 $ 314,910
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $  78,772 $  90,861 $197,015 $253,347 $ 296,773 $ 254,909

  (2) RATE MATTERS. See Unicom's Note 2 of Notes to Financial Statements.

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At September 30, 1996, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--22,842,490 shares; $1.425 convertible preferred stock--75,969 shares; and prior preferred stock-- 850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (4) COMMON STOCK. At September 30, 1996, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock..................  77,488
      Conversion of warrants............................................  26,158
                                                                         -------
                                                                         103,646
                                                                         =======

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  During the three months, nine months and twelve months ended September 30, 1995 and 1996, shares of common stock were issued as follows:

                                               NINE MONTHS
                            THREE MONTHS ENDED    ENDED     TWELVE MONTHS ENDED
                               SEPTEMBER 30    SEPTEMBER 30     SEPTEMBER 30
                            ------------------ ------------ --------------------
                              1995     1996    1995   1996    1995       1996
                            ------------------ ----- ------ --------- ----------
Conversion of $1.425 con-
 vertible preferred stock.     1,642    17,727 2,873 21,162     5,206     21,919
Conversion of warrants....        26       820   242  1,219       535      1,276
                            -------- --------- ----- ------ --------- ----------
                               1,668    18,547 3,115 22,381     5,741     23,195
                            ======== ========= ===== ====== ========= ==========

  At December 31, 1995 and September 30, 1996, 82,742 and 78,476 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  (5) STOCK OPTION AWARDS/EMPLOYEE STOCK PURCHASE PLAN. See Unicom's Note 5 of Notes to Financial Statements.

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

  (9) LONG-TERM DEBT. See Unicom's Note 9 of Notes to Financial Statements.

  (10) LINES OF CREDIT. See the first paragraph of Unicom's Note 10 of Notes to Financial Statements.

  (11) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 11 of Notes to Financial Statements.

  (12) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 12 of Notes to Financial Statements.

  (13) PENSION BENEFITS. See Unicom's Note 13 of Notes to Financial Statements.

  (14) POSTRETIREMENT BENEFITS. See Unicom's Note 14 of Notes to Financial Statements.

  (15) SEPARATION PLAN COSTS. See Unicom's Note 15 of Notes to Financial Statements.

  (16) INCOME TAXES. The components of the net deferred income tax liability at December 31, 1995 and September 30, 1996 were as follows:

                                                      DECEMBER 31, SEPTEMBER 30,
                                                          1995         1996
                                                      ------------ -------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs........................   $3,379,987   $3,457,959
 Overheads capitalized..............................      252,910      264,169
 Repair allowance...................................      219,585      215,203
 Regulatory assets recoverable through future rates.    1,689,832    1,653,636
Deferred income tax assets:
 Postretirement benefits............................     (235,353)    (265,205)
 Unbilled revenues..................................     (116,274)    (125,548)
 Alternative minimum tax............................     (145,019)     (75,056)
 Unamortized investment tax credits to be settled
  through future rates..............................     (452,210)    (438,095)
 Other regulatory liabilities to be settled through
  future rates......................................     (148,792)    (155,301)
 Other--net.........................................      (45,893)     (52,169)
                                                       ----------   ----------
Net deferred income tax liability...................   $4,398,773   $4,479,593
                                                       ==========   ==========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

The $81 million increase in the net deferred income tax liability from December 31, 1995 to September 30, 1996 is comprised of a $138 million increase in deferred income tax expense, a $28 million decrease in the deferred income tax balance for AMT (before reflecting utilizations) and a $29 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, nine months and twelve months ended September 30, 1995 and 1996 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------  ------------------  --------------------
                            1995       1996       1995      1996      1995       1996
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Electric operating in-
 come:
 Current income taxes...  $ 197,013  $ 136,265  $328,017  $278,446  $ 348,061  $ 294,651
 Deferred income taxes..     96,782     78,635   144,244   135,360    201,738    179,124
 Investment tax credits
  deferred--net.........     (7,177)   (12,011)  (21,535)  (26,343)   (28,672)   (33,518)
Other (income) and de-
 ductions...............     (5,344)     4,883    (5,870)     (156)    (9,362)    (1,972)
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $ 281,274  $ 207,772  $444,856  $387,307  $ 511,765  $ 438,285
                          =========  =========  ========  ========  =========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1995 and 1996:

                         THREE MONTHS ENDED      NINE MONTHS ENDED      TWELVE MONTHS ENDED
                            SEPTEMBER 30           SEPTEMBER 30            SEPTEMBER 30
                         --------------------  ----------------------  ----------------------
                           1995       1996        1995        1996        1995        1996
                         ---------  ---------  ----------  ----------  ----------  ----------
Pre-tax book income
 (thousands)............  $707,625   $560,919  $1,105,630  $1,015,793  $1,269,168  $1,143,173
Effective income tax
 rate...................      39.7%      37.0%       40.2%       38.1%       40.3%       38.3%

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 1995 and 1996 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------  ------------------  --------------------
                            1995       1996       1995      1996      1995       1996
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................   $247,669  $ 196,322  $386,971  $355,528  $ 444,209  $ 400,111
Equity component of
 AFUDC which was
 excluded from taxable
 income.................       (992)    (1,734)   (3,046)   (5,502)    (4,792)    (7,051)
Amortization of invest-
 ment tax credits.......     (7,177)   (12,011)  (21,535)  (26,343)   (28,744)   (33,518)
State income taxes, net
 of federal income tax-
 es.....................     35,228     26,850    58,513    50,973     70,253     58,433
Differences between book
 and tax accounting,
 primarily property-re-
 lated deductions.......      5,435     (3,418)   21,213     8,590     27,905      3,357
Other--net..............      1,111      1,763     2,740     4,061      2,934     16,953
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $ 281,274  $ 207,772  $444,856  $387,307  $ 511,765  $ 438,285
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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

  (17) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1995 and 1996 were as follows:

                         THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                            SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                         ------------------- ----------------- -------------------
                           1995      1996      1995     1996     1995      1996
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  67,421 $  63,399 $175,362 $173,891 $ 229,150 $ 228,075
Illinois invested capi-
 tal....................    27,980    26,587   82,090   78,766   109,416   103,506
Municipal utility gross
 receipts...............    53,648    49,508  128,554  128,909   162,328   168,113
Real estate.............    45,868    40,824  132,821   94,602   177,936   137,528
Municipal compensation..    24,449    23,205   59,876   60,009    76,691    78,735
Other--net..............    20,538    18,621   60,586   63,448    72,325    76,406
                         --------- --------- -------- -------- --------- ---------
                         $ 239,904 $ 222,144 $639,289 $599,625 $ 827,846 $ 792,363
                         ========= ========= ======== ======== ========= =========

  (18) LEASE OBLIGATIONS. See the first paragraph of Unicom's Note 18 of Notes to Financial Statements.

  Future minimum rental payments, net of executory costs, at September 30, 1996 for capital leases are estimated to aggregate $754 million, including $63 million in 1996, $249 million in 1997, $175 million in 1998, $121 million in 1999, $70 million in 2000 and $76 million in 2001-2005. The estimated interest component of such rental payments aggregates $86 million. The estimated portions of obligations due within one year under capital leases of approximately $168 million and $189 million at December 31, 1995 and September 30, 1996, respectively, are included in current liabilities.

  Future minimum rental payments at September 30, 1996 for operating leases are estimated to aggregate $135 million, including $1 million in 1996, $10 million in 1997, $9 million in 1998, $9 million in 1999, $9 million in 2000 and $97 million in 2001-2024.

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

  LIQUIDITY AND CAPITAL RESOURCES. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS," which is incorporated herein by this reference.

  REGULATION. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation," which is incorporated herein by this reference.

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

  ComEd has appeals pending in applicable counties in connection with property tax assessments for its Byron, Braidwood and LaSalle nuclear generating stations. These proceedings seek refunds and reduced valuations resulting in lower property taxes for the challenged and subsequent years. In January 1996, the PTAB rendered a decision substantially adopting ComEd's positions with respect to the Byron nuclear station. Thereafter, the Ogle County Board of Review issued a revised assessment. ComEd has received tax bills for 1995 taxes, payable in 1996, based on the revised assessment. However, certain Ogle County taxing bodies have filed legal actions challenging both the PTAB decision and the Board of Review assessment. ComEd has also challenged the assessment, on the grounds that it does not fully implement the PTAB decision. ComEd continues to challenge tax assessments with respect to other properties. The reduction in ComEd's provision for real estate taxes in 1995 and 1996 reflects the bills received.

  On November 1, 1996, the City of Chicago, Illinois filed a demand for binding arbitration under the provisions of its franchise agreement with ComEd. In its demand, the City alleges, among other items, that ComEd has failed to carry out its capital expenditure commitments under the franchise agreement (which requires ComEd to budget $1 billion in capital expenditures over a ten year period that commenced in January 1992) and further alleges that such failure has affected the reliability of ComEd's electric supply system in the City. During the four years since January 1992, ComEd has expended approximately $359 million to enhance electric service reliability and energy supply for the City, and it continues to review, and budget appropriately, for needed projects. ComEd intends to dispute the City's allegations.

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

  ComEd's Dresden station is presently on the NRC's list of plants to be monitored closely, where it has been since being placed on that list in 1992. In June 1995, the NRC reported, with respect to Dresden, that over the prior year performance was cyclical, that plant material condition needed to be improved and that a more effective work management system was needed to deal with the corrective maintenance backlog. Although the NRC has subsequently noted improvement, it has expressed concern with the sustainability of improvement and has continued its monitoring to determine if lasting change has been made. The NRC began to conduct a team inspection at Dresden on September 30, 1996, to assess progress in correcting performance and to sample compliance with licensing and other requirements. ComEd expects the NRC to issue an inspection report by December 23, 1996.

  Generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994. Certain intervenors appealed the ICC order in the 1989 fuel reconciliation proceedings on issues relating to nuclear station performance. However, in May 1996, the Illinois Appellate Court affirmed the ICC order in the 1989 proceedings, and in October 1996, the Illinois Supreme Court denied the intevenors' petition for leave to appeal. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance.

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

  ComEd estimates that it will expend approximately $15.5 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs, which are estimated to aggregate $3.7 billion in current-year (1996) dollars, are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Actual decommissioning costs and future estimates thereof may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" for additional information regarding decommissioning costs.

  Since January 1, 1996, civil penalties were imposed on ComEd on seven occasions for violations of NRC regulations in amounts aggregating $450,000. To ComEd's knowledge, there are three current enforcement issues outstanding and under review by the NRC.

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

  In 1990, the Sierra Club filed suit in the U.S. District Court under Section 505 of the Federal Clean Water Act alleging violations of state of Illinois water quality standards with respect to thermal effluents at ComEd's Fisk, Crawford, Will County and Joliet generating stations. In 1991, the Sierra Club and ComEd reached a settlement of this suit which was also approved by the Court. Under the settlement, ComEd agreed to perform an ecological study of the thermal effluents discharged from the generating stations. This study, which was completed in April 1996, provides empirical evidence that the current thermal limitations for these stations are adequately protective of designated uses of the receiving waters. In May 1996, ComEd filed a petition with the IPCB for alternate thermal limitations under Section 316(a) of the Clean Water Act to conclude all regulatory issues initiated by the Sierra Club suit. On October 3, 1996, the IPCB granted ComEd's petition and established alternate thermal standards.

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

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1996) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of approximately 20 to 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been included on the Consolidated Balance Sheets as of December 31, 1995 and September 30, 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1995 and September 30, 1996, a reserve of $8 million has been included on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  In 1991, the U.S. Government filed a complaint in U.S. District Court alleging that ComEd and four other defendants are PRPs for remediation costs associated with surface, soil and groundwater contamination alleged to have occurred from the disposal by other persons of hazardous wastes at a site located near ComEd's Byron station near Byron, Illinois. The U.S. Government alleges that a portion of the site is owned by ComEd. The U.S. Government is presently seeking reimbursement from the PRPs for past study and response costs associated with the site of approximately $7 million. On or about October 31, 1996, ComEd and the U.S. Government filed with the Court a joint statement indicating that they had reached an agreement in principle to settle ComEd's total liability for a total payment of $1.35 million in cash and services.

  In 1990, the IPCB replaced existing landfill regulations with new, more stringent design and performance standards. These regulations were expected to increase the cost to ComEd for disposal of coal combustion by-products at its Joliet station, unless regulatory relief is granted by the IPCB. ComEd petitioned the IPCB requesting exemptions from certain aspects of the new regulations. In August 1996, the IPCB granted ComEd's petitioned request for adjusted standards. The ruling allows for continued disposal of combustion by-products at Joliet station and provides appropriate environmental protection measures without increase in the cost of disposal. The ruling further allowed ComEd to avoid an estimated $7 million in expenditures to retrofit the existing facility, site an alternative landfill, or close the existing facility and seek commercial disposal.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1995 or in these Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1996, which could have such an effect.

  FORWARD LOOKING INFORMATION. Certain portions of these Quarterly Reports contain forward looking statements with respect to the consequences of future events, including estimates of costs associated with certain actions and outcomes. Unforeseen events or conditions may require changes in the factors affecting such estimates and the projected results thereof. Consequently, actual results could differ materially from the estimates presented. See the last paragraph under the subheading "Liquidity and Capital Resources-- Construction Program" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding certain caveats affecting forward looking statements. Forward looking information is contained in various sections of this report, including, without limitation, (i) Note 1 of Notes to Financial Statements in the fifth paragraph under the subheading "Depreciation and Decommissioning Costs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the fourth paragraph under the subheading "Regulation--Nuclear Matters," with respect to the estimated costs of decommissioning nuclear generating stations,
(ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the subheading "Liquidity and Capital Resources-- Construction Program," regarding ComEd's construction program budget, (iii) "Part II. Other Information" in the seventh paragraph under the heading "Item
1. Legal Proceedings--Nuclear Matters," regarding the time frame for steam generator replacement at ComEd's Zion nuclear generating station and (iv) "Part
II. Other Information" in the seventh paragraph under the heading "Item 1. Legal Proceedings--Environmental Matters," and the last paragraph in Note 20 of Notes to Financial Statements, regarding cleanup costs associated with MGP and other remediation sites.

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

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated September 19, 1996 was filed by Unicom and ComEd to announce a settlement reached by ComEd and Westinghouse.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of November, 1996. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX

  Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended September 30, 1996:

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