Form 10-K
period 1996-12-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1997-03-28
CIK 918040, 22606

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

  (MARK
   ONE)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

COMMONWEALTH EDISON COMPANY Securities Registered Pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                           ON WHICH REGISTERED
---------------------------------------             ---------------------------
First Mortgage Bonds:
 7 5/8% Series 25, due June 1,
2003
 8% Series 26, due October 15,                      New York
2003
 8 1/8% Series 35, due January 15,
2007

Sinking Fund Debentures:
 3%, due April 1, 1999
 2 7/8%, due April 1, 2001                          New York
 7 5/8% Series 1, due February 15,
2003
 2 3/4%, due April 1, 1999                          New York and Chicago

Cumulative Preference Stock, without par value:
 $1.90; $2.00; $7.24; $8.40; $8.38; and $8.40 Series B
                                                    New York, Chicago and
                                                    Pacific
 $2.425                                             New York

8.48% ComEd-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust
                                                    New York

THE ESTIMATED AGGREGATE MARKET VALUE OF UNICOM CORPORATION'S 216,108,691 shares of outstanding Common Stock, without par value, was approximately $4,800,000,000 as of February 28, 1997. In excess of 99.9% of Unicom Corporation's voting stock was owned by non-affiliates as of that date.

THE ESTIMATED AGGREGATE MARKET VALUE OF COMMONWEALTH EDISON COMPANY'S outstanding $1.425 Convertible Preferred Stock, Cumulative Preference Stock and Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts was approximately $970,000,000 as of February 28, 1997. Unicom Corporation held in excess of 99.99% of the 214,218,990 shares of outstanding Common Stock, $12.50 par value, of Commonwealth Edison Company as of that date.

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of Unicom Corporation's Current Report on Form 8-K dated January 31, 1997 are incorporated by reference into Parts I, II and IV of the Unicom Corporation Annual Report on Form 10-K and portions of its definitive Proxy Statement to be filed prior to April 30, 1997 relating to its Annual Meeting of shareholders to be held on May 29, 1997 are incorporated by reference into
Part III of the Unicom Corporation Annual Report on Form 10-K.

  Portions of Commonwealth Edison Company's Current Report on Form 8-K dated January 31, 1997 are incorporated by reference into Parts I, II and IV of the Commonwealth Edison Company Annual Report on Form 10-K and portions of its definitive Information Statement to be filed prior to April 30, 1997 relating to its Annual Meeting of shareholders to be held on May 29, 1997 are incorporated by reference into Part III of the Commonwealth Edison Company Annual Report on Form 10-K.

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

  This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1996 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Definitions...............................................................   1
ANNUAL REPORT ON FORM 10-K FOR UNICOM CORPORATION:
Part I
  Item 1. Business........................................................   2
    General...............................................................   2
    Changes in the Electric Utility Industry..............................   3
    Net Electric Generating Capability....................................   6
    Construction Program..................................................   6
    Rate Matters..........................................................   9
    Fuel Supply...........................................................  10
    Regulation............................................................  11
    Employees.............................................................  18
    Interconnections......................................................  18
    Franchises............................................................  18
    Executive Officers of the Registrant..................................  19
    Operating Statistics..................................................  20
    Forward Looking Information...........................................  21
  Item 2. Properties......................................................  21
  Item 3. Legal Proceedings...............................................  22
  Item 4. Submission of Matters to a Vote of Security Holders.............  23
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  23
  Item 6. Selected Financial Data.........................................  24
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of
          Operations......................................................  24
  Item 8. Financial Statements and Supplementary Data.....................  24
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  24
Part III
  Item 10. Directors and Executive Officers of the Registrant.............  24
  Item 11. Executive Compensation.........................................  25
  Item 12. Security Ownership of Certain Beneficial Owners and Manage-
   ment...................................................................  25
  Item 13. Certain Relationships and Related Transactions.................  25

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                         TABLE OF CONTENTS (CONCLUDED)

                                                                            PAGE
                                                                            ----
ANNUAL REPORT ON FORM 10-K FOR COMMONWEALTH EDISON COMPANY:
Part I
  Item 1. Business........................................................   26
  Item 2. Properties......................................................   27
  Item 3. Legal Proceedings...............................................   27
  Item 4. Submission of Matters to a Vote of Security Holders.............   27
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................   28
  Item 6. Selected Financial Data.........................................   28
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................   28
  Item 8. Financial Statements and Supplementary Data.....................   28
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   28
Part III
  Item 10. Directors and Executive Officers of the Registrant.............   28
  Item 11. Executive Compensation.........................................   28
  Item 12. Security Ownership of Certain Beneficial Owners and Management.   28
  Item 13. Certain Relationships and Related Transactions.................   28
ANNUAL REPORTS ON FORM 10-K FOR UNICOM CORPORATION AND COMMONWEALTH EDISON
 COMPANY:
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on
   Form 8-K...............................................................   29
  Report of Independent Public Accountants on Supplemental Schedule to
   Unicom Corporation.....................................................   37
  Report of Independent Public Accountants on Supplemental Schedule to
   Commonwealth Edison Company............................................   38
  Schedule II--Valuation and Qualifying Accounts..........................   39
  Signature Page to Unicom Corporation Annual Report on Form 10-K.........   40
  Signature Page to Commonwealth Edison Company Annual Report on
   Form 10-K..............................................................   41

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

         TERM                                  MEANING
 -------------------- ---------------------------------------------------------
 BWR                  Boiling water reactor
 CERCLA               Comprehensive Environmental Response, Compensation and
                       Liability Act of 1980, as amended
 CFC                  Chlorofluorocarbon
 Clean Air Amendments Clean Air Act Amendments of 1990
 ComEd                Commonwealth Edison Company
 Congress             U.S. Congress
 Cotter               Cotter Corporation, which is a wholly-owned subsidiary of
                       ComEd.
 DOE                  U.S. Department of Energy
 EMFs                 Electric and magnetic fields
 FERC                 Federal Energy Regulatory Commission
 FERC Order           FERC Open Access Order No. 888 issued in April 1996
 IBEW                 International Brotherhood of Electrical Workers (AFL-CIO)
 ICC                  Illinois Commerce Commission
 IDNS                 Illinois Department of Nuclear Safety
 Illinois EPA         Illinois Environmental Protection Agency
 Indiana Company      Commonwealth Edison Company of Indiana, Inc., which is a
                       wholly-owned subsidiary of ComEd.
 IPCB                 Illinois Pollution Control Board
 ISO                  Independent System Operator
 January 31, 1997     Unicom's Current Report on Form 8-K including auditor's
  Form 8-K Reports     opinion dated January 31, 1997 and ComEd's Current
                       Report on Form 8-K including auditor's opinion dated
                       January 31, 1997
 MAIN                 Mid-America Interconnected Network
 MGP                  Manufactured gas plant
 NLRB                 National Labor Relations Board
 NPDES                National Pollutant Discharge Elimination System
 NPL                  National Priorities List
 NRC                  Nuclear Regulatory Commission
 PRPs                 Potentially responsible parties under CERCLA
 PTAB                 Property Tax Appeals Board
 Rate Order           ICC rate order issued in January 1995, as subsequently
                       modified
 Remand Order         ICC rate order issued in January 1993, as subsequently
                       modified
 SEC                  Securities and Exchange Commission
 Trust                ComEd Financing I, which is a wholly-owned subsidiary
                       trust of ComEd.
 Unicom               Unicom Corporation
 Unicom Enterprises   Unicom Enterprises Inc., which is a wholly-owned
                       subsidiary of Unicom.
 Unicom Thermal       Unicom Thermal Technologies Inc., which is a wholly-owned
                       subsidiary of Unicom Enterprises.
 Units                ComEd's nuclear generating units known as Byron Unit 2
                       and Braidwood Units 1 and 2
 U.S. EPA             U.S. Environmental Protection Agency

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

 Utility Operations

  ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd was organized in the state of Illinois on October 17, 1913 as a result of the merger of Cosmopolitan Electric Company into the original corporation named Commonwealth Edison Company. The latter had been incorporated on September 17, 1907. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of December 31, 1996. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately one-third of its ultimate consumer revenues in 1996. ComEd had approximately 3.4 million electric customers at December 31, 1996. ComEd's principal executive offices are located at 10 South Dearborn Street, Post Office Box 767, Chicago, Illinois 60690-0767, and its telephone number is 312/394-4321.

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

 Unregulated Operations

  Unicom Enterprises is engaged, through its subsidiaries, in energy service activities which are not subject to utility regulation by state or federal agencies. Its principal subsidiary, Unicom Thermal, currently provides district cooling services to office and other buildings in the city of Chicago under a non-exclusive use agreement with Chicago expiring in 2014. District cooling involves, in essence, the production of chilled water at a central location(s) and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used in lieu of self-generated cooling. As a result of the Clean Air Amendments, the manufacture of CFCs has been curtailed, commencing in January 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as Unicom Thermal's district cooling. Unicom Thermal is involved in or considering district cooling projects in other cities, including a project in Boston with Boston Edison Technologies Group, Inc., a project in Windsor, Ontario, Canada with Ontario Hydro and a project in Houston, Texas with Houston Light and Power Energy Services Company.

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

  ComEd and other energy suppliers, energy customers and other interested parties have been active participants in the discussions related to the economic and technical issues associated with reform. As a result of these efforts, legislation was introduced in Illinois during January 1997 which is intended to provide both electric service providers and their customers with an orderly transition to a less regulated market for electric service. Under the legislative proposal, utilities would be granted a period in which to offer direct access experiments that would allow them and customers to gain experience with the effects of such access, with a requirement to provide such access starting in 2000. Such a requirement would be phased-in to customers over several years, starting with larger load customers. The legislation would provide utilities with an opportunity to recover costs, which might not otherwise be recoverable, in charges for electric service in a less regulated market through, among other things, cost savings and a transition charge for customers who use alternate suppliers of electric power and energy. The legislation would provide for a leveling of certain regulatory oversight and tax provisions among electric service providers in Illinois and would also allow certain restructurings of utility operations in order to facilitate their response to a competitive environment. The legislation would also provide for annual base rate decreases of 1.5 percent, starting in 2000 and continuing through 2004. ComEd supports the proposed legislation and believes there is support among a number of constituencies for its provisions. Other legislative proposals have also been introduced for consideration, which contain different provisions with respect to timing and cost recovery. The Governor of Illinois has formed a three-person advisory committee to advise with respect to electric utility deregulation issues. No assurance can be given as to when any such legislation may be adopted or in what form it may be adopted.

  In response to changes in the industry, ComEd has implemented certain customer initiatives designed to improve and strengthen customer relationships and is undertaking an evaluation of its operations and assets, particularly generating assets, with a view toward positioning itself for market and industry changes. As discussed below, ComEd's actions to date have included a five-year base rate cap, efforts to control expenditure growth through personnel reductions, operational efficiencies and sales of generating plants. Although ComEd's operating results and financial condition have historically been affected by various rate proceedings, ComEd expects that these industry changes, and ComEd's activities anticipating or responding to them, will directly impact its operating results and financial condition over the next several years.

  Electric Utility Industry. The electric utility industry has historically consisted of vertically integrated companies which combine generation, transmission and distribution assets; serving customers within relatively defined service territories; and operating under extensive regulation with respect to rates, operations and other matters. Utilities operated under a regulatory compact with the state, with a statutory obligation to serve all of the electricity needs within their service territory in a nondiscriminatory manner. Historically, investment and operating decisions have been made based upon the utilities' respective assessment of those current and projected needs of its customers. In view of this obligation, regulation has focused on investment and operating costs, and rates have been based on a recovery of some or all of such prudently incurred costs plus a return on invested capital. Such rate regulation, and the ability of utilities to recover investment and other costs through rates, has provided the basis for recording certain costs as regulatory assets. These assets represent costs which are allocated over future periods reflecting related regulatory treatment, rather than expensed in the current period.

  As noted previously, the United States electric utility industry is in a process of fundamental change as state legislators and regulators re-examine their approach to regulation and its objectives and consider a transition to a competitive or market-based system of pricing for electric energy. Although the process and approach have varied from state to state in terms of the elements and timing of implementation, it is evident that the question is no longer if, but rather how and when there will be a more competitive electricity market. The Federal Energy Policy Act of 1992, among other things, empowered FERC to introduce a greater level of competition into the wholesale marketplace for electric energy. In April 1996, the FERC Order was issued requiring utilities to file open access tariffs with regard to their transmission systems. These tariffs set forth the terms, including prices, under which other parties and the utility's wholesale marketing function may use the utility's transmission system. ComEd has filed an open access tariff with the FERC. The FERC Order requires the separation of the transmission operations and wholesale marketing functions so as to ensure that unaffiliated third parties have access to the same information as to system availability and other requirements. The FERC Order further requires utilities to operate an electronic bulletin board to make transmission price and access data available to all potential users. A key feature of the FERC Order is that it contemplates full recovery of a utility's costs "stranded" by competition. These costs are "stranded" or "strandable" to the extent market-based rates would be insufficient to allow for their full recovery. To recover stranded costs, the utility must show that it had a reasonable expectation that it would continue to serve the customer in question under its regulatory compact.

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

  Presumably, under such a modified regulatory structure, customers will base energy purchase decisions on a combination of factors, including price, reliability and service. In addition to the potential effects on revenues and marketing and sales efforts, such changes can raise the question as to whether an affected utility's rates are based on cost-based regulation, allowing recovery of incurred costs, or are based on something else, i.e., the marketplace. Under generally accepted accounting principles, the latter determination would require the write off of regulatory assets and liabilities and would require an examination as to the recoverability in revenues of other incurred costs, with any portion determined to be unrecoverable being subject to write off. Various approaches have been proposed to deal with such strandable costs, from full recovery, as provided in the FERC Order, to no recovery, as proposed by at least some of the participants in virtually all legislative debates on regulatory reform proposals. For additional information, see "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements in the January 31, 1997 Form 8-K Reports.

  Retail wheeling and municipalization are significant issues for electric utility companies, including ComEd, because of their potential to strand a utility's costs. Without the development of a more fully competitive marketplace, it is not possible to develop an estimate of strandable costs with any degree of accuracy. Any calculation of potentially strandable costs requires that a set of assumptions be made, including the timing of open access (customer choice), the extent of open access allowed, potential market prices over time, sales and load growth forecasts, operating performance over time, allowed rates over time, cost structure over time, mitigation opportunities and strandable cost recoveries. The calculation of strandable costs is extremely sensitive to the assumptions made, and the resulting estimates are potentially misleading if removed from the context in which they were calculated. At this point in time, ComEd does not subscribe to a certain set of assumptions or a particular estimate. The proposed legislation described above, which ComEd supports, would provide utilities the opportunity to recover their stranded costs, if any. However, ComEd believes the amount of its strandable costs could be material without allowance for recovery of costs and investments it incurred under its regulatory compact, including its duty to serve. Most reform proposals anticipating increased competition include some form of stranded cost recovery. ComEd is taking steps, such as cost-control measures, improving generating station reliability and additional depreciation, to minimize its potential stranded investment. See "Rate Matters" for additional information.

  ComEd. ComEd is responding, and is undertaking a significant planning effort with respect to further responses, to the developments within the utility industry. During the past several years such efforts have focused on cost reductions, including personnel reductions, efficiencies in purchasing and inventory management, and an incentive compensation system keyed to cost reduction and control. Notwithstanding these efforts, ComEd's costs remain high in comparison to its neighboring utilities.

  ComEd is examining its assets, particularly generating assets, with a view toward rationalizing their investment and operating costs against their ability to contribute to the revenues of ComEd under various market scenarios. Such an assessment involves the consideration of numerous factors, including revenue contribution, operating costs, impacts on ComEd's service obligations, purchase commitments and remaining assets, and the impact of various options. Such options include continued operation, indefinite suspension from operation, sale to a third party and retirement or closure. If ComEd retired or closed a generating plant, particularly a nuclear plant, without regulatory or legislative provision for continued recovery of its investment, such retirement could have a material impact on ComEd's and Unicom's financial position and results of operations.

  On April 17, 1996, ComEd announced that it had finalized agreements to sell two of its coal-fired generating stations, representing approximately 1,600 megawatts of generating capacity. Under the agreements, State Line and Kincaid stations would be sold for a total of $250 million, which approximates the book value of the stations. The net proceeds, after income tax effects, would be approximately $200 million, which would be used to retire or redeem existing debt. Under the terms of the sales, ComEd would enter into exclusive 15-year purchased power agreements for the output of the plants. The agreements are subject to regulatory approval, and proceedings have been pending before the ICC since May 1996 to obtain those approvals. Numerous parties have intervened in the proceedings, including various governmental and consumer groups and ComEd's principal union. Although the Administrative Law Judges have entered a proposed order recommending approval of the transactions, the ICC continues to debate various aspects of the proposed order and has not yet voted on it. ComEd's union has also filed a lawsuit in state court alleging that the labor provisions of the Kincaid agreement are violative of state law and are seeking to enjoin the ICC proceedings. ComEd had previously filed an action in federal court seeking confirmation that the state law is preempted by federal labor law, and ComEd believes that the union's allegations are without merit. These actions were consolidated in federal court, which has since ruled in favor of ComEd. The Union has appealed and also has filed a grievance under its collective bargaining agreement with ComEd claiming that ComEd is required by that agreement to require the Kincaid purchaser to assume the terms of that agreement. The Union has also filed an unfair labor practice charge with the NLRB against the Kincaid purchaser regarding the purchaser's alleged failure to bargain in good faith with the Union. The State Line and Kincaid agreements give the purchasers the right to terminate the agreements if a closing has not occurred prior to December 31, 1996 for State Line and June 30, 1997 for Kincaid. Such closing has not occurred as of February 28, 1997.

  With respect to its transmission assets, ComEd is participating with approximately 20 other electric utility companies in an effort to form an ISO for the midwest United States. Under the structure currently contemplated, the ISO would set standard transmission rates and facilitate compliance with the FERC Order. In addition, while individual utility companies would continue to own their transmission lines, the ISO would oversee regional planning to avoid transmission constraints. Creation of the ISO will be subject to further negotiations among the parties as well as federal and state regulatory approval.

  ComEd is also taking actions to strengthen its relationship with its customers. On December 11, 1995, ComEd instituted a five-year base rate cap for all of its customers. The base rate cap does not affect ComEd's fuel cost or nuclear decommissioning cost recovery provisions. See "Rate Matters" for additional information about ComEd's base rate cap and other initiatives intended to give customers more choice and control over the services they seek and the price they pay.

NET ELECTRIC GENERATING CAPABILITY

  ComEd and the Indiana Company consider their owned (non-summer) generating capability to be 22,511,000 kilowatts. After deducting summer limitations of 557,000 kilowatts, ComEd and the Indiana Company consider their net summer generating capability to be 21,954,000 kilowatts. The net generating capability available for operation at any time may be less due to regulatory restrictions, fuel restrictions, efficiency of cooling facilities and generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities. See "Regulation," subcaption "Nuclear" and "Item 2. Properties."

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

CONSTRUCTION PROGRAM

 Utility Operations

  ComEd and the Indiana Company have a construction program for the year 1997, which consists principally of improvements to their existing nuclear and other electric production, transmission and distribution facilities. It does not include funds to add new generating capacity to ComEd's system. The program, as currently approved by ComEd, calls for electric plant and equipment expenditures of approximately $982 million (excluding nuclear fuel expenditures of approximately $322 million). It is estimated that such construction expenditures will be as follows:

                                                              1997
                                                              ----
                                                                 (MILLIONS
                                                                OF DOLLARS)
   Production...............................................  $420
   Transmission and Distribution............................   421
   General..................................................   141
                                                              ----
    Total...................................................  $982
                                                              ----
                                                              ----

  Such construction program includes the replacement of the steam generators at ComEd's Braidwood Unit 1 and Byron Unit 1 nuclear generating units expected to be placed in service prior to year-end 1998. The estimated replacement cost is approximately $460 million, including approximately $80 million for the cost of removal of the existing steam generators. Approximately $130 million of this estimated cost is included in the construction expenditures shown above. Approximately $140 million has been incurred through December 31, 1996. In addition, ComEd has continued to monitor the degradation of the steam generators at its Zion nuclear generating station. Recent studies indicate that the degradation is continuing and that replacement may be required sooner than 2005. No amount has been included in ComEd's construction budget for replacement of these steam generators, since ComEd has not decided whether or when to effect a replacement. Based upon its experience with the replacement activities at Braidwood and Byron, and depending on the timing of any replacement at Zion, ComEd believes such cost could be approximately $435 million if a decision to replace is made. See "Regulation," subcaption "Nuclear" for additional information relating to the replacement of the steam generators and ComEd's evaluation of the need to make additional expenditures to supplement generating capacity in light of generating outages expected in the midwestern power grid during 1997.

  ComEd and the Indiana Company's construction expenditures during 1996 were $950 million.

  ComEd's gross investment in nuclear generating capacity (excluding nuclear fuel) is $14.3 billion at December 31, 1996, and ComEd expects that investment to be approximately $14.5 billion by the end of 1997 as a result of improvements. Gross additions to and retirements from utility property, excluding nuclear fuel, of ComEd and the Indiana Company for the five years ended December 31, 1996 were $4,407 million and $469 million, respectively.

  ComEd periodically reviews its projection of probable future demand for electricity in its service territory. It currently projects average annual growth of 1.75% in annual peak load and 1.5% in annual output. ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity, through equivalent purchased power or through the development of additional demand-side management resources, in 1998 and each year thereafter. However, it believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases, could be obtained in sufficient quantities to meet such forecasted needs. If ComEd instead were to build additional capacity to meet its needs, it would need to make additional capital expenditures during 1997.

  The 1997 construction program includes approximately $6 million for environmental control facilities. Expenditures on such facilities were $16 million, $16 million and $24 million during 1996, 1995 and 1994, respectively.

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $1,018 million at December 31, 1996. In addition, ComEd's estimated commitments for the purchase of coal are indicated in the following table.

        CONTRACT                                          PERIOD   COMMITMENT(1)
        --------                                         --------- -------------
      Black Butte Coal Co............................... 1997-2000     $807
      Decker Coal Co. .................................. 1997-2014     $582
      Big Horn Coal Co. ................................ 1998          $ 22

     --------
(1) In millions of dollars, excluding transportation costs. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Fuel Supply" below and Notes 1 and 21 of Notes to Financial Statements in the January 31, 1997 Form 8-K Reports.

  ComEd forecasts that internal sources will provide more than three-fourths of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities. See Notes 7 and 9 of Notes to Financial Statements in the January 31, 1997 Form 8-K Reports for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively. The forecast assumes the rate levels reflected in the Rate Order (which is the subject of a pending appeal before the Illinois Appellate Court) remain in effect. See "Rate Matters" herein for additional information.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 18 of Notes to Financial Statements in the January 31, 1997 Form 8-K Reports for more information concerning ComEd's nuclear fuel lease facility. ComEd has approximately $906 million of unused bank lines of credit at December 31, 1996 which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 10 of Notes to Financial Statements in the January 31, 1997 Form 8-K Reports for information concerning lines of credit. See the Statements of Consolidated Cash Flows in the January 31, 1997 Form 8-K Reports for the construction expenditures and cash flow from operating activities for the years 1996, 1995 and 1994.

  During 1996, ComEd sold and leased back approximately $317 million of nuclear fuel through its existing nuclear fuel lease facility. In addition, ComEd issued $199 million of pollution control obligations, the proceeds of which were used to redeem an equivalent amount of other pollution control obligations. In January 1997, ComEd issued $150 million principal amount of 7.375% Notes due January 15, 2004, $150 million principal amount of 7.625% Notes due January 15, 2007 and $150 million principal amount of 8.50% Company-obligated preferred securities of subsidiary trust due January 15, 2027, the proceeds of which were used to discharge current maturities of long-term debt and to redeem on March 11, 1997 $200 million principal amount of First Mortgage 9 1/2% Bonds, Series 57, due May 1, 2016. See the Statements of Consolidated Cash Flows and Note 4 of Notes to Financial Statements in the January 31, 1997 Form 8-K Reports for information regarding common stock activity.

  As of February 28, 1997, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $505 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

 Unregulated Operations

  Unicom has approved capital expenditures for 1997 of approximately $56 million for Unicom Thermal, primarily representing the construction costs of its district cooling facilities in Chicago and its share of construction costs in Boston and Windsor. Unicom Thermal's first two district cooling facilities in Chicago began serving customers in May 1995 and July 1996. Its third district cooling facility in Chicago is scheduled to be completed in 1997. As of December 31, 1996, Unicom Thermal's purchase commitments, principally related to construction, were approximately $42 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire in 1999, of which $105 million was unused as of December 31, 1996. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 10 of Notes to Financial Statements in Unicom's January 31, 1997 Form 8-K Report for additional information regarding certain covenants with respect to Unicom's and Unicom Enterprises' operations.

  The foregoing paragraphs in this "Construction Program" section include forward-looking statements with respect to the future levels of capital expenditures which are necessarily based upon assumptions regarding estimated costs and availability of materials and services as well as contingencies. Unforeseen events or conditions may require changes in the scope of work with consequent changes in the timing and level of the projected expenditures. In addition, changes in laws and regulations, or their interpretation and enforcement, can affect the scope of certain projects, the manner in which they are undertaken and the costs associated therewith. While ComEd and Unicom Thermal give consideration to such factors in developing their respective budgets, such consideration cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control upon project timing and cost. Consequently, actual results could differ materially from those described.

RATE MATTERS

  On January 9, 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for (i) an increase in ComEd's total revenues of approximately $301.8 million (excluding add-on revenue taxes) or 5.2%, on an annual basis, including a $303.2 million increase in base rates, (ii) the collection of municipal franchise costs on an individual municipality basis through a rider, and (iii) the use of a rider, with annual review proceedings, to pass on to ratepayers increases or decreases in estimated costs associated with the decommissioning of ComEd's nuclear generating units. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements in the January 31, 1997 Form 8-K Reports for additional information related to the level of decommissioning cost collections. The ICC also determined that the Units were 100% "used and useful" and that the previously determined reasonable costs of such Units, as depreciated, should be included in full in ComEd's rate base. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of December 31, 1996, electric operating revenues of approximately $651 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court, and oral argument was heard on January 28, 1997.

  On December 11, 1995, ComEd announced a series of customer initiatives as part of its larger ongoing effort to address the need to give all customer classes the opportunity to benefit from increased competition in the electric utility business, while retaining the benefits (such as reliability) of current regulation and ensuring utilities' cost recovery for commitments made under the obligation to serve customers. The initiatives include a five-year cap on base electric rates at current levels and various customer service and incentive pricing programs designed to allow customers more choice and control over the services they seek and the prices they pay. These initiatives are in addition to previously implemented special discount contract rate programs for new or existing industrial customers. ComEd anticipates the initiatives will be fully implemented in 1997 and will reduce its revenues by approximately $40 million annually (including the effects of previously implemented initiatives and before income tax effects) primarily through changes in energy utilization. Additionally in September 1996, the ICC approved ComEd's additional depreciation initiative for 1996. ComEd's costs increased by $30 million in 1996 (before income tax effects), through the increase in depreciation charges on its nuclear generating units. ComEd also continues to consider the possibility of additional depreciation options. ComEd expects the effects of these initiatives will be offset through increased revenues by growth in its sales.

  Under ComEd's initiatives, the five-year base rate cap at current levels became effective in December 1995 and will extend until January 1, 2001. The rate cap does not affect ComEd's fuel cost or nuclear decommissioning cost recovery provisions. ComEd's fuel cost variances will continue to be collected through its fuel adjustment clause, and such collections will continue to be subject to annual reconciliation proceedings before the ICC. Likewise, nuclear decommissioning costs will continue to be collected as described in Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" in the January 31, 1997 Form 8-K Reports.

  See "Changes in the Electric Utility Industry" herein for information regarding the legislative proposal supported by ComEd.

FUEL SUPPLY

  The kilowatthour generation of ComEd and the Indiana Company for 1996 was provided from the following fuel sources: nuclear 67%, coal 30%, oil 1% and natural gas 2%. The lower nuclear generation as a percentage of total generation for 1996 compared to recent prior years is primarily due to scheduled and non-scheduled outages at certain of ComEd's nuclear generating stations. See "Regulation," subcaption "Nuclear."

 Nuclear Fuel

  ComEd has uranium concentrate inventory, supply contracts and subsidiary resources sufficient to meet all of its uranium concentrate requirements through 1997 and portions of its uranium concentrate requirements for periods beyond 1997. ComEd's contracted conversion services are sufficient to meet all of its uranium conversion requirements through 1998. All of ComEd's enrichment requirements have been contracted through September 1999 and portions of its enrichment requirements for periods beyond 1999. Commitments for fuel fabrication have been obtained for ComEd's nuclear units at least through 2005. ComEd does not anticipate that it will have any difficulty in negotiating contracts for uranium concentrates, conversion, enrichment and fuel fabrication services for its remaining requirements.

  Under the Energy Policy Act of 1992, investor-owned electric utilities that have purchased enrichment services from the DOE are being assessed amounts to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. ComEd's portion of such assessments is estimated to be approximately $15 million per year (to be adjusted annually for inflation) to 2007. The Act provides that such assessments are to be treated as a cost of fuel. See Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy Costs" in the Janaury 31, 1997 Form 8-K Reports for information related to the accounting for such costs.

  See "Regulation," subcaption "Nuclear" herein for information concerning the disposal of radioactive waste.

 Coal

  ComEd burns low sulfur western coal at all its coal-fired stations. ComEd's present policy is to maintain a coal inventory of at least 30 days of high utilization. As of February 28, 1997, coal inventories approximated 35 days. The average cost per ton of coal consumed by ComEd and the Indiana Company for the years 1994, 1995 and 1996, including transportation charges, was $39.50, $41.72 and $41.16, respectively.

  Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. In addition, as of December 31, 1996, ComEd had unrecovered fuel costs in the form of coal reserves of approximately $364 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, see "Construction Program," subcaption "Utility Operations" above. For additional information regarding ComEd's fuel reconciliation proceedings and coal reserves, see "Fuel Adjustment Clause" below and Note 1 of Notes to Financial Statements in the January 31, 1997 Form 8-K Reports.

 Oil and Gas

  ComEd's fast-start peaking units use middle distillate oils. Approximately half of this capacity can also be fueled with natural gas. ComEd's 2,698,000 kilowatt Collins station is fueled with natural gas and residual oil. ComEd purchases oil and gas in the spot market as needed. The conversion of four of the five units at Collins station to dual fuel capability (residual oil and natural gas) was completed during 1994 and 1996 and a fifth unit is currently being converted. ComEd has a contract for the delivery and storage of natural gas from gas pipelines to Collins station which expires in 2003.

 Fuel Adjustment Clause

  Through its fuel adjustment clause, ComEd recovers from its customers the cost of the fuel used to generate electricity and purchased power as compared to fuel costs included in base rates. The amounts collected under the fuel adjustment clause are subject to review by the ICC, which, under the Illinois Public Utilities Act, is required to hold annual public hearings to reconcile the collected amounts with the actual cost of fuel and power prudently purchased. In the event that the collected amounts exceed such actual cost, then the ICC can order that the excess be refunded.

  For additional information concerning ComEd's fuel reconciliation proceedings and coal reserves, see Note 1 of Notes to Financial Statements in the January 31, 1997 Form 8-K Reports.

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

  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998. The DOE advised ComEd in December 1996 that it anticipates it will be unable to begin acceptance of spent nuclear fuel by January 1998. It is expected this delivery schedule will be delayed significantly. Extended delays in spent nuclear fuel acceptance by the DOE would lead to ComEd's consideration of costly storage alternatives. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. As provided for under the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. ComEd has primary responsibility for the interim storage of its spent nuclear fuel. ComEd's capability to store spent fuel is adequate for some years to come. Dresden station has spent fuel capacity through the year 2001, Zion station has capacity through 2004, Quad Cities has capacity through 2006 and all of the other stations have capacity through at least 2008. ComEd is developing on site dry cask spent fuel storage for Dresden Unit 1 at a budgeted cost of $21 million. The Dresden Unit 1 facility will use existing technology procured to meet the federal requirements for both storage and transportation of spent nuclear fuel. The facility is expected to be used by 1999. Meeting other spent fuel storage requirements beyond the years stated above could require new and separate storage facilities. The full costs for ComEd's other nuclear units have not been determined.

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

  Nuclear operations have been, and remain, an important focus of ComEd--given the impact of such operations on overall operating and maintenance expenditures and the ability of nuclear power plants to produce electric energy at a relatively low marginal cost. ComEd operates a large number of nuclear plants, ranging from the older Zion, Dresden and Quad Cities stations to the more recently completed LaSalle, Byron and Braidwood stations, and is intent upon safe, reliable and efficient operation. These plants were constructed over a period of time in which technology, construction procedures and regulatory initiatives and oversight have evolved, with the result that older plants generally require greater attention and resources to meet regulatory requirements and expectations as well as to maintain operational reliability.

  On January 29, 1997, the NRC determined that ComEd's Dresden nuclear generating station should remain on the NRC's list of plants to be monitored closely, where it has been since being placed on that list in 1992. The NRC also determined that ComEd's LaSalle and Zion nuclear generating stations should be added to that list. Although in each case the NRC recognized that ComEd had undertaken significant management changes and had accomplished a number of performance improvements, it expressed concern with specific issues at each station and expressed a general concern with the sustainability of improvements as the basis for its determination. The listing of the plants does not prevent ComEd from operating the generating units; however, it does mean that the NRC will devote additional resources to monitoring ComEd's operating performance and that ComEd will need to work to demonstrate to the NRC the sustainability of improvements which it believes it has undertaken and is continuing to implement. In addition, an operational event occurred in the Zion station control room during February 1997. As a result, the NRC Regional staff has issued a letter confirming ComEd's commitment to conduct a comprehensive assessment of the event and to develop and implement a program to ensure adequate personnel performance in the future, including upgraded operator training. ComEd must brief the staff on the results of its investigation, its proposed corrective actions and other matters prior to restarting either Zion unit, both of which are currently out of service.

  In late January 1997, the NRC also took the unusual additional step of requiring ComEd to submit information to allow the NRC to determine what actions, if any, should be taken to assure that ComEd can safely operate its six nuclear generating stations while sustaining performance improvement at each site. The request also requires ComEd to submit information regarding the criteria that it has established, or plans to establish, to measure performance and to explain ComEd's proposed actions if the criteria are not met. The request states the NRC staff's concerns with the "cyclical safety performance of ComEd nuclear stations," noting the presence on the list of plants to be monitored closely of Dresden, LaSalle and Zion stations at various times during the past ten years. It also noted concerns regarding "ComEd's ability to establish lasting and effective programs that result in sustained performance improvement." The request does acknowledge the management and organizational changes implemented by ComEd, including the "additional focus placed on management and leadership, accountability, the problem identification and corrective action processes, material condition improvement, work control, and radiation protection." It also acknowledges improvements seen at Dresden and Quad Cities stations; but indicated at the same time performance declines were observed at both LaSalle and Zion stations. The problems identified by the NRC are consistent with weaknesses that had been identified in station self-assessments initiated by ComEd; and management had already undertaken to develop and implement programs designed to address these issues. ComEd has prepared a response to the NRC which ComEd's management believes provides sufficient information to demonstrate its ability to operate its nuclear generating stations while sustaining performance improvements. ComEd expects to submit this response to the NRC on March 28, 1997.

  ComEd has devoted, and intends to continue to devote, significant resources to the management and operations of its nuclear generating stations. Over the past several years, it has increased and reinforced station management with managers drawn from other utilities which have resolved similar operational and performance issues. It has also sought to identify, anticipate and address operating and performance issues in a safe, cost-effective manner while seeking to improve the availability and capacity factors of its nuclear generating units.

  ComEd's activities with respect to its nuclear generating stations have included improvements in operating and personnel procedures and repair and replacement of equipment and can result in longer unit outages. In this regard, ComEd's management decided to continue the present unit outages at its LaSalle station until the identified performance issues have been appropriately addressed. Zion station is also presently out of service. ComEd presently expects the LaSalle outage to extend into the fall of 1997. Similarly, the current Zion Unit 2 outage is expected to extend into and likely beyond the summer of 1997, and Zion Unit 1 is expected to be out of service until early 1998. As noted above, the Company must brief the NRC regional staff as to certain matters before restarting either Zion unit.

  The LaSalle and Zion outages are part of several outages of nuclear and fossil generating stations that several utilities operating in the Midwestern power grid (including ComEd) are expecting during 1997. ComEd is evaluating the need for reinforcement of its available generating and transmission capacity and the availability of power from third parties in light of these regional circumstances. Such evaluation includes consideration of additional expenditures of approximately $50 million, a portion of which is capital, relating to enhancing generating station availability, transmission reinforcement and purchasing power from other utilities, as well as consideration of methods of managing customer demand for power. Such expenditures could include demand charges for purchased power which are not recoverable through the fuel adjustment clause under these circumstances, but do not reflect the related energy costs for such purchased power.

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

  In accordance with a commitment to the NRC, ComEd examined its operating boiling water nuclear generating units in 1983 to determine the existence or extent of inter-granular stress corrosion in certain of the large diameter piping in those units. Inter-granular stress corrosion was discovered in the Dresden and Quad Cities units. ComEd replaced the stainless steel piping susceptible to stress corrosion at Dresden Unit 3. ComEd believes the remedial actions taken to minimize the impact of stress corrosion cracking on BWR stainless steel reactor coolant piping have been successfully completed on Dresden Units 2 and 3, Quad Cities Units 1 and 2 and LaSalle Units 1 and 2. Future work on this piping will consist of routine inspections and repairs. As a result of ComEd's experience with the effects of inter-granular stress corrosion of stainless steel materials in BWRs, an inspection, repair and mitigation program of reactor vessel internals has been implemented. This effort is intended to prevent non-budgeted costs and refueling outage extensions resulting from unanticipated repairs occurring during a refueling outage. For 1997, estimated expenditures for installation of mitigation systems for LaSalle and Dresden stations are $1.7 million and $9.4 million, respectively.

  ComEd is replacing the steam generators at Byron Unit 1 and Braidwood Unit
1. The steam generator replacements are currently expected to be placed in service prior to year-end 1998. The estimated replacement cost is approximately $460 million, including approximately $80 million for the cost of removal of the existing steam generators. Approximately $130 million of this estimated cost is included in the 1997 construction program. Approximately $140 million has been incurred through December 31, 1996. In addition, ComEd has continued to monitor the degradation of the steam generators at its Zion nuclear generating station. Recent studies indicate that the degradation is continuing and that replacement may be required sooner than 2005. No amount has been included in ComEd's construction budget for replacement of these steam generators, since ComEd has not decided whether or when to effect a replacement. Based upon its experience with the replacement activities at Braidwood and Byron, and depending on the timing of any replacement at Zion, ComEd believes such cost could be approximately $435 million if a decision to replace is made.

  As of December 31, 1996, ComEd estimated that it will expend approximately $15.5 billion, excluding any contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs, estimated at December 31, 1996 to aggregate $3.9 billion in current-year (1997) dollars, are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates including changes in technology, available alternatives for the disposal of nuclear waste, and inflation. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" in the January 31, 1997 Form 8-K Reports for additional information regarding decommissioning costs.

  During the year 1996, civil penalties were imposed on ComEd on seven occasions for violations of NRC regulations in amounts aggregating $450,000. Since January 1, 1997, civil penalties were imposed on ComEd on three occasions for violations of NRC regulations in amounts aggregating $850,000. To ComEd's knowledge there are four current enforcement issues outstanding and under review by the NRC.

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

  Under the Federal Clean Water Act, NPDES permits for discharges into waterways are required to be obtained from the U.S. EPA or from the state environmental agency to which the permit program has been delegated. Those permits must be renewed periodically. ComEd and the Indiana Company either have NPDES permits for all of their generating stations or have pending applications for such permits under the current delegation of the program to the Illinois EPA or the Indiana Department of Environmental Management. ComEd is also subject to the jurisdiction of certain pollution control agencies of the state of Iowa with respect to the discharge into the Mississippi River from Quad Cities station.

  The Great Lakes Critical Programs Act of 1990 requires that, following the issuance of guidance by the U.S. EPA, the states of Illinois and Indiana, among others, adopt water quality standards, policies and procedures to assure protection of the water quality of the Great Lakes. Water quality standards and procedures that the states would be required to adopt are to be based on the U.S. EPA's final guidance issued in March 1995. ComEd is presently following state activities to promulgate rules implementing the final guidance, and assessing the extent to which such may impact certain ComEd facilities. Ultimately, the new rules may require that ComEd install additional pollution control equipment or restrict operations at its facilities that discharge, either directly or indirectly, into Lake Michigan.

  The Clean Air Amendments require reductions in nitrogen oxide emissions from ComEd's and the Indiana Company's fossil fuel generating units. In January 1996, the U.S. EPA issued a final rule exempting existing sources inside the Chicago ozone non-attainment area from further nitrogen oxide emission reductions; however, this exemption is limited pending further study of ozone transport. The Illinois EPA is also considering nitrogen oxide emission reductions at ComEd generating stations outside the Chicago ozone non-attainment area also due to ozone transport. Under the Acid Rain program, the U.S. EPA will prepare nitrogen oxide emission regulations that would apply to all of ComEd's boilers with a compliance date of January 1, 2000. These regulations were finalized on December 19, 1996 and include limits for cyclone and tangentially fired boilers of 0.86 and 0.40 lbs/mm Btu, respectively.

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

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year (1997) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period of years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of approximately $25 million has been included on the Consolidated Balance Sheets in the January 31, 1997 Form 8-K Reports as of December 31, 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1996, a reserve of $8 million has been included on the Consolidated Balance Sheets in the January 31, 1997 Form 8-K Reports representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites pursuant to CERCLA and state environmental laws will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

EMPLOYEES

  Unicom and its subsidiary companies employed 16,871 people at December 31, 1996. ComEd and the Indiana Company had approximately 16,845 employees at December 31, 1996, of which approximately 9,270 ComEd employees were represented by Local 15 of the IBEW and 131 Indiana Company employees were represented by Local 12502 of the United Steelworkers of America. The existing collective bargaining agreement with Local 15 provides, among other things, for a term expiring on September 30, 1997, a retroactive wage increase to April 1, 1995 (substantially all of which had been accrued on ComEd's books as of December 31, 1995), a further wage increase of approximately 2.7% effective on April 1, 1996 and a 1.5% wage increase effective on April 1, 1997. In addition, the agreement provides that union employees are eligible to receive 1995 and 1996 incentive payments dependent upon the achievement of certain corporate and individual goals and reflects a previously implemented voluntary separation offer to employees who accepted and left ComEd's employ by year-end 1995. For the term of the agreement, a revision to the provision relative to contracting work was negotiated which will give ComEd the flexibility needed to deal with personnel relocations and repositioning following the voluntary separation employee reduction, as well as to smooth out the peaks and valleys in the labor requirements of the business. This flexibility will provide a stable work environment for ComEd's employees.

  The supplemental agreements covering life insurance, savings and investment plan, healthcare coverage for medical, dental and vision are effective through September 30, 1997. The supplemental agreement covering pension benefits is effective through September 30, 1999.

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

  ComEd and 14 other Midwest power systems are regular members of MAIN (which also includes 23 associate members and five affiliate members). The members have entered into an agreement to work together to ensure the reliability of electric power production and transmission throughout the area they serve.

FRANCHISES

  ComEd's franchises are in general deemed adequate to permit it to engage in the business it now conducts.

  In the city of Chicago, ComEd operates under a nonexclusive electric franchise ordinance effective January 1, 1992, and continuing in force until December 31, 2020. ComEd derives approximately one-third of its ultimate consumer revenues from customers located within the city of Chicago.

  The electric business outside of the city of Chicago is conducted in municipalities under nonexclusive franchises and, where required, under certificates of convenience and necessity granted by the ICC. The following tabulation summarizes as of December 31, 1996 the expiration dates of the electric franchises held in the 396 municipalities outside of the city of Chicago capable of granting franchises and in which ComEd currently provides electric service.

                                                                      ESTIMATED
                                                         NUMBER OF    AGGREGATE
FRANCHISE EXPIRATION PERIODS                           MUNICIPALITIES POPULATION
----------------------------                           -------------- ----------
1997-2006.............................................        3          89,000
2007-2017.............................................       11          97,000
2018-2028.............................................        3           4,000
2029-2039.............................................        1           *
2040 and subsequent years.............................      375       4,032,000
No stated time limit..................................        3          61,000

--------
*Less than 1,000 people.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The effective year of election of the executive officers to their present positions and the prior positions they have held with Unicom or other companies since January 1, 1992 are described below.

    NAME AND AGE                             POSITION
   --------------  ------------------------------------------------------------
   James J.        Chairman and Chief Executive Officer of Unicom since 1994
    O'Connor, 60    and Chairman and Chief Executive Officer of ComEd since
                    1980.
   Leo F. Mullin,  Vice Chairman of Unicom since 1995; Vice Chairman of ComEd
    54              since 1995; President and Chief Operating Officer of First
                    Chicago Corporation, 1993 to 1995 and Chairman, President
                    and Chief Executive Officer of American National Bank and
                    Trust Company of Chicago, 1992 to 1993.
   Samuel K.       President of Unicom since 1994; President of ComEd since
    Skinner, 58     1993; General Chairman of Republican National Committee,
                    1992 to 1993 and Chief of Staff to President of the United
                    States, 1992.
   Donald A.       Senior Vice President of Unicom since 1995; President of
    Petkus, 55      Unicom Thermal since 1995; Senior Vice President of ComEd
                    since 1992 and Vice President of ComEd, 1992.
   John C.         Vice President of Unicom since 1994 and Vice President of
    Bukovski, 54    ComEd since 1989.
   John T.         Vice President of Unicom since 1996; Vice President of ComEd
    Costello, 48    since 1996; Manager of Corporate Relations of ComEd, 1995
                    to 1996 and Manager of Public Affairs of ComEd, 1992 to
                    1995.
   Thomas J.       Vice President of Unicom since 1996; Vice President of ComEd
    McCaffrey, 52   since 1996; Vice President of Mercer Management Consulting,
                    1995 to 1996 and Corporate Senior Vice President of First
                    Chicago Corporation, 1992 to 1994.
   Roger F.        Comptroller of Unicom since 1994 and Comptroller of ComEd
    Kovack, 48      since 1989.
   Dennis F.       Treasurer of Unicom since 1994 and Treasurer of ComEd since
    O'Brien, 51     1989.
   David A.        Secretary of Unicom since 1994 and Secretary of ComEd since
    Scholz, 55      1989.

  The present term of office of each of the above executive officers extends to the first meeting of Unicom's Board of Directors after the next annual election of Directors scheduled to be held on May 29, 1997.

  There are no family relationships among the executive officers, directors and nominees for director of Unicom.

OPERATING STATISTICS

                                                  YEAR ENDED DECEMBER 31
                                             ----------------------------------
                                                1996        1995        1994
                                             ----------  ----------  ----------
Operating Revenues (thousands of dol-
 lars)(1):
 Residential...............................  $2,541,873  $2,621,038  $2,273,763
 Small commercial and industrial...........   2,113,716   2,073,998   1,917,084
 Large commercial and industrial...........   1,445,708   1,425,784   1,381,251
 Public authorities........................     503,004     487,142     452,512
 Electric railroads........................      29,651      26,894      26,179
 Provisions for revenue refunds--ultimate
  consumers................................         --          --      (15,909)
 Sales for resale (net of provisions for
  revenue refunds).........................     235,041     207,256     187,147
 Other revenues............................      68,031      67,933      55,494
                                             ----------  ----------  ----------
    Total..................................  $6,937,024  $6,910,045  $6,277,521
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Sales (millions of kilowatthours):
 Residential...............................      22,310      23,303      21,376
 Small commercial and industrial...........      25,131      25,313      24,320
 Large commercial and industrial...........      23,896      23,777      23,450
 Public authorities........................       7,336       7,158       6,885
 Electric railroads........................         424         390         397
 Sales for resale..........................      12,178      11,412       8,743
                                             ----------  ----------  ----------
    Total..................................      91,275      91,353      85,171
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Sources of Electric Energy (millions of
 kilowatthours):
 Generation--
  Nuclear..................................      62,610      70,261      63,795
  Fossil...................................      30,315      26,231      26,361
  Fast-start peaking units.................         123         116          87
                                             ----------  ----------  ----------
    Net generation.........................      93,048      96,608      90,243
 Purchased power...........................       6,129       2,475       2,071
 Company use and losses....................      (7,902)     (7,730)     (7,143)
                                             ----------  ----------  ----------
    Total..................................      91,275      91,353      85,171
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Cost of Fuel Consumed (per million Btu):
 Nuclear...................................       $0.53       $0.52       $0.53
 Coal......................................       $2.41       $2.43       $2.31
 Oil.......................................       $3.41       $3.06       $2.89
 Natural gas...............................       $2.75       $1.85       $2.27
 Average all fuels.........................       $1.17       $1.05       $1.08
Peak Load (kilowatts)......................  18,916,000  19,212,000  17,928,000
Number of Customers (at end of year):
 Residential...............................   3,102,101   3,079,381   3,047,354
 Small commercial and industrial...........     289,803     288,848     286,793
 Large commercial and industrial...........       1,550       1,539       1,528
 Public authorities........................      12,142      12,039      12,059
 Electric railroads and resale.............          46          26          20
                                             ----------  ----------  ----------
    Total..................................   3,405,642   3,381,833   3,347,754
                                             ----------  ----------  ----------
                                             ----------  ----------  ----------
Average Annual Revenue Per Residential Cus-
 tomer
 (excluding light bulb service)............     $819.52     $852.18     $748.10
Average Use Per Residential Customer
 (kilowatthours)...........................       7,213       7,598       7,056
Average Revenue Per Kilowatthour(2):
 Residential (excluding light bulb serv-
  ice).....................................      11.36c      11.22c      10.60c
 Small commercial and industrial...........       8.41c       8.19c       7.88c
 Large commercial and industrial...........       6.05c       6.00c       5.89c

--------
(1) See "Rate Matters" above.
(2) Average revenue per kilowatthour after reflecting provisions for revenue refunds and after reflecting revenue refunds and related interest credited to customers in 1994 was as follows:

                                            1994
                              --------------------------------
                                    AFTER DEDUCTIONS FOR
                              --------------------------------
                              PROVISIONS FOR      REVENUE
                              REVENUE REFUNDS REFUNDS CREDITED
                              --------------- ----------------
            Residential           10.57c           8.22c
            Small commercial
             and industrial        7.86c           6.43c
            Large commercial
             and industrial        5.88c           4.76c

FORWARD LOOKING INFORMATION

  Certain portions of these Annual Reports contain forward looking statements with respect to the consequences of future events, including estimates of costs associated with certain actions and outcomes. Unforeseen events or conditions may require changes in the factors affecting such estimates and the projected results thereof. Consequently, actual results could differ materially from the estimates presented. See the last paragraph under the subheading "Construction Program" in "Item 1. Business" for additional information regarding certain caveats affecting forward looking statements. Forward looking information is contained in various sections of these Annual Reports, including, without limitation, (i) "Item 1. Business" under the subheading "Regulation--Nuclear," with respect to the estimated costs of decommissioning nuclear generating stations, (ii) "Item 1. Business" under the subheading "Construction Program," regarding ComEd's construction program budget, (iii) "Item 1. Business" under the subheadings "Construction Program" and "Regulation--Nuclear," regarding the time frame for steam generator replacement at ComEd's Zion nuclear generating station, (iv) "Item 1. Business" under the subheading "Regulation--Environmental," regarding cleanup costs associated with MGP and other remediation sites and (v) "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" which, in the case of Unicom, incorporate portions of Unicom's January 31, 1997 Form 8-K Report which contain forward looking information as described therein, in the case of ComEd, incorporate portions of ComEd's January 31, 1997 Form 8-K Report which contain forward looking information as described therein.

ITEM 2. PROPERTIES.

  ComEd's electric properties are located in Illinois and the Indiana Company's electric facilities are located in Indiana. In management's opinion, ComEd and the Indiana Company's operating properties are adequately maintained and are substantially in good operating condition. The electric generating, transmission, distribution and general facilities of ComEd and the Indiana Company represent approximately 66%, 10%, 21% and 3%, respectively, of their gross investment in electric plant and equipment in service.

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

  The net generating capability of ComEd and the Indiana Company is derived from the following electric generating facilities:

                                                                  NET GENERATING
                                                                    CAPABILITY
      STATION                                  LOCATION            (KILOWATTS)
      -------                              ----------------       --------------
      Nuclear--
       Zion                                Zion                      2,080,000
       Dresden                             Near Morris               1,588,000
       Quad Cities                         Near Cordova              1,183,000(1)
       LaSalle County                      Near Seneca               2,156,000
       Byron                               Near Byron                2,240,000
       Braidwood                           Near Braidwood            2,240,000
      Fossil--
       Collins                             Near Morris               2,698,000
       Powerton                            Near Pekin                1,400,000
       Joliet 6                            Near Joliet                 302,000
       Joliet 7 & 8                        Near Joliet               1,025,000
       Kincaid                             Near Taylorville          1,108,000
       Will County                         Near Lockport             1,092,000
       Waukegan                            Waukegan                    725,000
       Crawford                            Chicago                     542,000
       State Line                          Hammond, Indiana            490,000
       Fisk                                Chicago                     321,000
      Fast-Start Peaking Units(2)          Various                   1,321,000
                                                                    ----------
      Net non-summer generating capability                          22,511,000
      Deduct--Summer limitations                                       557,000
                                                                    ----------
      Net summer generating capability                              21,954,000
                                                                    ==========

--------
(1) Excludes the 25% undivided interest of MidAmerican Energy Company in the Quad Cities station.
(2) Generating units normally designed for use only during the maximum load period of a designated time interval. Such units are capable of starting and coming on-line quickly.

  Major electric transmission lines owned and in service are as follows:

      VOLTAGE                                                            CIRCUIT
      (VOLTS)                                                             MILES
      -------                                                            -------
      765,000...........................................................     90
      345,000...........................................................  2,533
      138,000...........................................................  2,725

  ComEd's electric distribution system includes 38,040 pole line miles of overhead lines and 32,850 cable miles of underground lines. A total of approximately 1,320,350 poles are included in ComEd's distribution system, of which about 590,630 poles are owned jointly with telephone companies.

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

  On November 1, 1996, the City of Chicago, Illinois filed a demand for the appointment of an Adjustment Board before the American Arbitration Association under the provisions of its franchise agreement with ComEd. In its demand, the City alleges, among other items, that ComEd has failed to carry out certain commitments related to system reliability under the franchise agreement which requires ComEd to budget $1 billion in expenditures for transmission and distribution enhancements within or for the benefit of Chicago over a ten year period that commenced in January 1992. ComEd is disputing the City's allegations. During the five years since January 1992, ComEd has expended approximately $426 million to enhance electric service reliability and energy supply for the City, and it continues to review, and budget appropriately, for needed projects.

  See "Item 1. Business," subcaptions "Rate Matters," "Fuel Supply--Fuel Adjustment Clause" and "Regulation" above for information concerning other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                 STANDARD DUFF &
                                                         MOODY'S & POOR'S PHELPS
                                                         ------- -------- ------
   First mortgage and secured pollution control bonds..   Baa2     BBB     BBB
   Publicly-held debentures and unsecured pollution
    control
    obligations........................................   Baa3     BBB-    BBB-
   Convertible preferred stock.........................   baa3     BBB-    BBB-
   Preference stock....................................   baa3     BBB-    BBB-
   ComEd-obligated mandatorily redeemable preferred se-
    curities
    of the Trust.......................................   baa3     BBB-    BBB-
   Commercial paper....................................   P-2      A-2     D-2

  In January 1997, Moody's changed the rating outlook on ComEd's securities from "stable" to "negative" and Duff & Phelps added ComEd's securities to "Rating Watch-Down." As of March 1997, Standard & Poor's rating outlook on ComEd remained "stable."

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

  Moody's top four long-term debt ratings (Aaa, Aa, A and Baa) are generally considered "investment grade." Obligations rated Baa are considered as medium grade obligations, neither highly protected nor poorly secured. Such obligations lack outstanding investment characteristics and in fact have speculative characteristics. A numerical modifier in Moody's system shows relative standing within the principal rating category, with 1 indicating the high end of that category, 2 the mid-range and 3 the low end. Standard & Poor's top four bond ratings (AAA, AA, A and BBB) are generally considered to describe obligations in which investment characteristics predominate. Obligations rated BBB are regarded as having an adequate capacity to pay interest and repay principal. Such obligations normally exhibit adequate protection parameters, but adverse economic conditions or changing circumstances are more likely to lead to weakened capacity to pay. A plus or minus sign in Standard & Poor's system shows relative standing within the major rating categories.

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

  Duff & Phelps' credit rating scale has 17 alphabetical categories, of which ratings AAA through BBB (with AAA being the highest rating) represent investment grade securities. Ratings of BBB+, BBB and BBB- represent the lowest category of "investment grade" rating. This category describes securities with below average protection factors but which are considered sufficient for institutional investment. Considerable variability in risk occurs during economic cycles. Ratings of BB+, BB and BB- describe below investment grade securities which are deemed likely to meet obligations when due. Present or prospective financial protection factors of these securities fluctuate according to industry conditions or company fortunes.

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

  Additional information required by Item 5 is incorporated herein by reference to the "Price Range and Cash Dividends Paid Per Share of Common Stock" on page 3 of Unicom's January 31, 1997 Form 8-K Report.

ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 16, and the audited consolidated financial statements and notes thereto on pages 17 through 45 of Unicom's January 31, 1997 Form 8-K Report. Reference is also made to "Item 1. Business," subcaptions "Construction Program," "Regulation" and "Changes in the Electric Utility Industry" for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 relating to directors and nominees for election as directors at Unicom's Annual Meeting of shareholders to be held on May 29, 1997 is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's definitive Proxy Statement ("1997 Proxy Statement") to be filed with the SEC prior to April 30, 1997 pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth in Part I of Unicom's

Annual Report on Form 10-K under "Item 1. Business," subcaption "Executive Officers of the Registrant" and under the heading "Security Ownership of Certain Beneficial Owners and Management" of Unicom's 1997 Proxy Statement, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by Item 11 is incorporated herein by reference to the information labelled "Compensation of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the heading "Corporate Governance and Compensation Committee Report on Executive Compensation") of Unicom's 1997 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's 1997 Proxy Statement.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

  The effective year of election of the executive officers to their present positions and the prior positions they have held with ComEd or other companies since January 1, 1992 are described below.

   NAME AND AGE                              POSITION
   ------------   --------------------------------------------------------------
   James J.       Chairman and Chief Executive Officer of ComEd since 1980 and
    O'Connor,      Chairman and Chief Executive Officer of Unicom since 1994.
    60
   Leo F.         Vice Chairman of ComEd since 1995; Vice Chairman of Unicom
    Mullin, 54     since 1995; President and Chief Operating Officer of First
                   Chicago Corporation, 1993 to 1995 and Chairman, President and
                   Chief Executive Officer of American National Bank and Trust
                   Company of Chicago, 1992 to 1993.
   Samuel K.      President of ComEd since 1993; President of Unicom since 1994;
    Skinner, 58    General Chairman of Republican National Committee, 1992 to
                   1993 and Chief of Staff to President of the United States,
                   1992.
   Thomas J.      Executive Vice President of ComEd since January 1997; Senior
    Maiman, 58     Vice President of ComEd, 1992 to January 1997 and Vice Presi-
                   dent of ComEd, 1992.
   Robert J.      Executive Vice President of ComEd since January 1997; Senior
    Manning, 54    Vice President of ComEd, 1992 to January 1997 and Vice Presi-
                   dent of ComEd, 1992.
   Donald A.      Senior Vice President of ComEd since 1992; Vice President of
    Petkus, 55     ComEd, 1992; Senior Vice President of Unicom since 1995 and
                   President of Unicom Thermal since 1995.
   Cordell        Senior Vice President of ComEd, 1987 to 1997 (Announced re-
    Reed, 59       tirement in January 1997).
   Michael J.     Senior Vice President of ComEd since 1993 and Vice President
    Wallace, 49    of ComEd, 1992 to 1993.
   John C.        Vice President of ComEd since 1989 and Vice President of
    Bukovski,      Unicom since 1994.
    54
   Frank M.       Vice President of ComEd since January 1997; Governmental Af-
    Clark, 51      fairs Vice President 1996 to January 1997 and Governmental
                   Affairs Manager, 1992 to 1996.
   John T.        Vice President of ComEd since 1996; Manager of Corporate Rela-
    Costello,      tions of ComEd, 1995 to 1996; Manager of Public Affairs of
    48             ComEd, 1992 to 1995 and Vice President of Unicom since 1996.
   Louis O.       Vice President of ComEd since 1992 and Assistant Vice Presi-
    DelGeorge,     dent of ComEd, 1992.
    49
   William H.     Vice President of ComEd since 1992 and Manager of Marketing
    Downey, 52     and Customer Services of ComEd, 1992.
   William H.     Vice President of ComEd since 1994; Manager of Quality of
    Dunbar,        ComEd, 1992 to 1994 and Division Vice President of ComEd--
    Jr., 56        Chicago North, 1992.

   NAME AND AGE                              POSITION
   ------------   --------------------------------------------------------------
   J. Stanley     Vice President of ComEd since 1987.
    Graves, 60
   Harold W.      Vice President of ComEd since 1995; Executive Vice President
    Keiser, 53     and Chief Operating Officer of Entergy Operations, Inc., 1993
                   to 1995 and Senior Vice President of Pennsylvania Power &
                   Light Company, 1992 to 1993.
   Emerson W.     Vice President of ComEd since 1992 and Fossil Engineering and
    Lacey, 55      Construction Manager of ComEd, 1992.
   Thomas J.      Vice President of ComEd since 1996; Vice President of Unicom
    McCaffrey,     since 1996; Vice President of Mercer Management Consulting,
    52             1995 to 1996 and Corporate Senior Vice President of First
                   Chicago Corporation, 1992 to 1994.
   Paul D.        Vice President of ComEd since 1992 and Manager of Transmission
    McCoy, 46      and Distribution Operations of ComEd, 1992.
   Robert A.      Vice President of ComEd 1994 to 1996 (Resigned January 1997)
    Paul, 53       and Corporate Purchasing Manager of Digital Equipment Corpo-
                   ration, 1992 to 1994.
   J. Stephen     Vice President of ComEd since 1994 and Senior Vice President
    Perry, 58      of Illinois Power Company, 1992 to 1994.
   James A.       Vice President of ComEd since 1993 and General Manager of Fuel
    Small, 53      Services of Georgia Power Company, 1992 to 1993.
   Pamela B.      Vice President and General Counsel of ComEd since 1993 and
    Strobel, 44    Partner of Sidley & Austin, 1992 to 1993.
   Roger F.       Comptroller of ComEd since 1989 and Comptroller of Unicom
    Kovack, 48     since 1994.
   Dennis F.      Treasurer of ComEd since 1989 and Treasurer of Unicom since
    O'Brien, 51    1994.
   David A.       Secretary of ComEd since 1989 and Secretary of Unicom since
    Scholz, 55     1994.

  The present term of office of each of the above executive officers, except for Mr. Reed and Mr. Paul, extends to the first meeting of ComEd's Board of Directors after the next annual election of Directors scheduled to be held on May 29, 1997.

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

  Additional information required by Item 5 is incorporated herein by reference to the "Cash Dividends Paid Per Share of Common Stock" on page 3 of ComEd's January 31, 1997 Form 8-K Report.

ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 15, and the audited consolidated financial statements and notes thereto on pages 16 through 42 of ComEd's January 31, 1997 Form 8-K Report. Reference is also made to "Item 1. Business," subcaptions "Changes in the Electric Utility Industry," "Construction Program," and "Regulation" for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 relating to directors and nominees for election as directors at ComEd's Annual Meeting of shareholders to be held on May 29, 1997 is incorporated herein by reference to information under the heading "Security Ownership of Certain Beneficial Owners and Management" in ComEd's definitive Information Statement ("1997 Information Statement") to be filed with the SEC prior to April 30, 1997 pursuant to Regulation 14C under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth in Part I of ComEd's Annual Report on Form 10-K under "Item 1. Business," subcaption "Executive Officers of the Registrant" and under the heading "Security Ownership of Certain Beneficial Owners and Management" in ComEd's 1997 Information Statement, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by Item 11 is incorporated herein by reference to the paragraph labelled "Compensation of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the heading "Corporate Governance and Compensation Committee Report on Executive Compensation") of ComEd's 1997 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" of ComEd's 1997 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

  ANNUAL REPORTS ON FORM 10-K FOR UNICOM CORPORATION AND COMMONWEALTH EDISON
                                    COMPANY

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A)FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS:

                                                                     PAGE OF
                                                                   JANUARY 31,
                                                                   1997 FORM 8-
                                                                     K REPORT
                                                                   ------------
                                                                   UNICOM COMED
                                                                   ------ -----
    The following financial statements are incorporated into the
       Unicom Annual Report on Form 10-K by reference to the indi-
       cated page or pages of Unicom's January 31, 1997 Form 8-K
       Report, and into the ComEd Annual Report on Form 10-K by
       reference to the indicated page or pages of ComEd's January
       31, 1997 Form 8-K Report:
      Report of Independent Public Accountants....................   17    16
      Statements of Consolidated Income for the years 1996, 1995
       and 1994...................................................   18    17
      Consolidated Balance Sheets--December 31, 1996 and 1995..... 19-20  18-19
      Statements of Consolidated Capitalization--December 31, 1996
       and 1995...................................................   21    20
      Statements of Consolidated Retained Earnings for the years
       1996, 1995 and 1994........................................   22    21
      Statements of Consolidated Cash Flows for the years 1996,
       1995 and 1994..............................................   23    22
      Notes to Financial Statements............................... 24-45  23-42

                                                                       ANNUAL
                                                                     REPORT ON
                                                           PAGE OF   FORM 10-K
                                                             THIS   ------------
                                                           DOCUMENT UNICOM COMED
                                                           -------- ------ -----
    The following supplemental schedules are included in
     the indicated Annual Report on Form 10-K:
      Report of Independent Public Accountants on
       Supplemental Schedule..............................    37      x
      Report of Independent Public Accountants on
       Supplemental Schedule..............................    38             x
      Schedule II--Valuation and Qualifying Accounts for
                 each of the three years in the period
                 ended
                 December 31, 1996........................    39      x      x

      The following schedules are omitted as not applicable or not required under rules of Regulation S-X: I, III, IV and V.

    The individual financial statements and schedules of ComEd's nonconsolidated wholly-owned subsidiaries have been omitted from Unicom's and ComEd's Annual Report on Form 10-K because the investments are not material in relation to ComEd's financial position or results of operations. As of December 31, 1996, the assets of the nonconsolidated subsidiaries in the aggregate approximated 1% of ComEd's consolidated assets. The 1996 revenues of the nonconsolidated subsidiaries in the aggregate were less than 1% of ComEd's consolidated annual revenues.

    The following exhibits are filed with the indicated Annual Report on Form 10-K or incorporated therein by reference. Documents indicated by an asterisk (*) are incorporated by reference to the File No. indicated. Documents indicated by a plus sign (+) identify management contracts or compensatory plans or arrangements.

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(3)-1    Articles of Incorporation of Unicom effective
                January 28,
                1994. (File No. 1-11375, Form 10-K for the year
                ended
                December 31, 1994, Exhibit (3)-1).                  x
     *(3)-2    Restated Articles of Incorporation of ComEd ef-
                fective February 20, 1985, including Statements
                of Resolution Establishing Series, relating to
                the establishment of three new series of ComEd
                preference stock known as the "$9.00 Cumulative
                Preference Stock," the "$6.875 Cumulative Pref-
                erence Stock" and the "$2.425 Cumulative Prefer-
                ence Stock." (File No.
                1-1839, Form 10-K for the year ended December
                31, 1994, Exhibit (3)-2).                                  x
     (3)-3     By-Laws of Unicom Corporation, effective January
                28, 1994 as amended through January 29, 1997.       x
     (3)-4     By-Laws of Commonwealth Edison Company, effective
                September 2, 1988 as amended through January 29,
                1997.                                                      x
     *(4)-1    Mortgage of ComEd to Illinois Merchants Trust
                Company, Trustee (Harris Trust and Savings Bank,
                as current successor Trustee), dated July 1,
                1923, Supplemental Indenture thereto dated Au-
                gust 1, 1944, and amendments and supplements
                thereto dated, respectively, August 1, 1946,
                April 1, 1953, April 1, 1966, November 1, 1966,
                December 1, 1966, March 31, 1967, April 1, 1967,
                February 1, 1968, July 1, 1968, October 1, 1968,
                February 28, 1969, May 29, 1970, January 1,
                1971, June 1, 1971, May 31, 1972, June 1, 1973,
                June 15, 1973, October 15, 1973, May 31, 1974,
                July 1, 1974, June 13, 1975, May 28, 1976, Janu-
                ary 15, 1977 and June 3, 1977 (File No. 2-60201,
                Form S-7, Exhibit 2-1).                                    x
     *(4)-2    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, May 17, 1978, August
                31, 1978, June 18, 1979, June 20, 1980, April
                16, 1981, April 30, 1982, April 15, 1983, April
                13, 1984 and April 15, 1985 (File No. 2-99665,
                Form S-3, Exhibit (4)-3).                                  x
     *(4)-3    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 15, 1986 and May
                1, 1986 (File No. 33-6879, Form S-3, Exhibit
                (4)-9).                                                    x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(4)-4    Supplemental Indenture to Mortgage dated July 1,
                1923 dated January 12, 1987 (File No. 33-13193,
                Form S-3, Exhibit (4)-6).                                  x
     *(4)-5    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, February 15, 1990 and
                June 15, 1990 (File No. 33-38232, Form S-3, Ex-
                hibits (4)-11 and (4)-12).                                 x
     *(4)-6    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 1, 1991, October
                1, 1991 and October 15, 1991 (File No. 33-44018,
                Form S-3, Exhibits (4)-12, (4)-13 and (4)-14).             x
     *(4)-7    Supplemental Indenture to Mortgage dated July 1,
                1923 dated February 1, 1992 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (4)-18).                                           x
     *(4)-8    Supplemental Indenture to Mortgage dated July 1,
                1923 dated May 15, 1992 (File No. 33-48542, Form
                S-3, Exhibit (4)-14).                                      x
     *(4)-9    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, July 15, 1992, Septem-
                ber 15, 1992 and October 1, 1992 (File No. 33-
                53766, Form S-3, Exhibits (4)-13, (4)-14 and
                (4)-15).                                                   x
     *(4)-10   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, February 1, 1993 and
                March 1, 1993 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1992, Exhibits (4)-
                14 and (4)-15).                                            x
     *(4)-11   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 1, 1993 and
                April 15, 1993 (File No. 33-64028, Form S-3, Ex-
                hibits (4)-12 and (4)-13).                                 x
     *(4)-12   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 15, 1993 and July
                1, 1993 (File No. 1-1839, Form 8-K dated May 21,
                1993, Exhibits (4)-1 and (4)-2).                           x
     *(4)-13   Supplemental Indenture to Mortgage dated July 1,
                1923 dated July 15, 1993 (File No. 1-1839, Form
                10-Q for the quarter ended June 30, 1993, Ex-
                hibit (4)-1).                                              x
     *(4)-14   Supplemental Indenture to Mortgage dated July 1,
                1923 dated January 15, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1993,
                Exhibit (4)-15).                                           x
     *(4)-15   Supplemental Indenture to Mortgage dated July 1,
                1923 dated December 1, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1994,
                Exhibit (4)-16).                                           x
      (4)-16   Supplemental Indenture to Mortgage dated July 1,
                1923 dated June 1, 1996.                                   x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(4)-17   Instrument of Resignation, Appointment and Ac-
                ceptance dated January 31, 1996, under the pro-
                visions of the Mortgage dated July 1, 1923, and
                Indentures Supplemental thereto (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1995, Exhibit (4)-28).                                     x
     *(4)-18   Instrument dated as of January 31, 1996, for
                trustee under the Mortgage dated July 1, 1923
                and Indentures Supplemental thereto (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1995, Exhibit (4)-29).                                     x
     *(4)-19   Indentures of ComEd to The First National Bank of
                Chicago, Trustee (Amalgamated Bank of Chicago,
                as current successor Trustee), dated April 1,
                1949, October 1, 1949, October 1, 1950, October
                1, 1954, January 1, 1958, January 1, 1959 and
                December 1, 1961 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1982, Exhibit (4)-
                20).                                                       x
     *(4)-20   Indenture of ComEd dated February 15, 1973 to The
                First National Bank of Chicago, Trustee (LaSalle
                National Bank, successor Trustee), and Supple-
                mental Indenture thereto dated July 13, 1973
                (File No. 2-66100, Form S-16, Exhibit (b)-2).              x
     *(4)-21   Indenture dated as of September 1, 1987 between
                ComEd and Citibank, N.A., Trustee relating to
                Notes (File No. 33-20619, Form S-3, Exhibit (4)-
                13).                                                       x
     *(4)-22   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated May 18, 1988 (File No. 33-
                23036, Form S-3, Exhibit (4)-14).                          x
     *(4)-23   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated July 14, 1989 (File No. 33-
                32929, Form S-3, Exhibit (4)-16).                          x
     *(4)-24   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated April 1, 1991 (File No. 33-
                44018, Form S-3, Exhibit (4)-21).                          x
     *(4)-25   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated April 15, 1992 (File No. 33-
                48542, Form S-3, Exhibit
                (4)-22).                                                   x
     *(4)-26   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated July 15, 1992 (File No. 33-
                53766, Form S-3, Exhibit (4)-24).                          x
     *(4)-27   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated October 15, 1993 (File No. 1-
                1839, Form 10-Q for the quarter ended September
                30, 1993, Exhibit (4)-1).                                  x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(4)-28   Credit Agreement dated as of October 1, 1991,
                among Commonwealth Edison Company, as borrower,
                the Banks named therein and the other Lenders
                from time to time parties thereto, and Citibank,
                N.A. (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (4)-27).                  x
     *(4)-29   Credit Agreement dated as of October 1, 1991,
                among Commonwealth Edison Company, as borrower,
                the Banks named therein and the other Lenders
                from time to time parties thereto, and Citibank,
                N.A. (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (4)-28).                  x
      (4)-30   Letter Agreement dated as of September 30, 1996,
                among Commonwealth Edison Company and certain of
                the Banks party to the Credit Agreement dated as
                of October 1, 1991.                                         x
      (4)-31   Amended and Restated Credit Agreement dated as of
                November 15, 1996, among Unicom Enterprises
                Inc., the Banks Named Therein and Citibank, N.A.     x
      (4)-32   Amended and Restated Guaranty dated as of Novem-
                ber 15, 1996, by Unicom Corporation in favor of
                the Lenders and LC Banks parties to the afore-
                mentioned Credit Agreement with Unicom Enter-
                prises Inc. (included as Exhibit E in Exhibit
                (4)-31).                                             x
     *(4)-33   Guaranty dated November 22, 1994, by Unicom Cor-
                poration in favor of Citibank, N.A. (File No. 1-
                11375, Form 10-K for the year ended December 31,
                1994, Exhibit (4)-37).                               x
      (4)-34   Indenture dated September 1, 1995 between ComEd
                and Wilmington Trust Company.                               x
      (4)-35   First Supplemental Indenture dated September 19,
                1995 to Indenture dated September 1, 1995                   x
      (4)-36   Second Supplemental Indenture dated January 24,
                1997 to Indenture dated September 1, 1995.                  x
     *(10)-1   Nuclear Fuel Lease Agreement dated as of November
                23, 1993, between CommEd Fuel Company, Inc., as
                Lessor, and Commonwealth Edison Company, as Les-
                see (File No. 1-1839, Form 10-K for the year
                ended December 31, 1993, Exhibit (10)-1).                   x
     +*(10)-   Unicom Corporation Long-Term Incentive Plan (File
     2          No. 1-1839, ComEd Proxy Statement dated March
                26, 1993, Exhibit A).                                x
     +*(10)-   Amendment to Unicom Corporation Long-Term Incen-
     3          tive Plan, effective September 1, 1994 (File No.
                33-56991, Form S-8, Exhibit (4)-4).                  x
     +*(10)-   1994 Long-Term Performance Unit Award for Execu-
     4          tive and Group Level Employees Payable in 1997
                under the 1993 Long-Term Incentive Plan (File
                No. 1-1839, Form 10-K/A-1 for the year ended De-
                cember 31, 1993, Exhibit (10)-5).                    x      x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     +*(10)-   1995 Long-Term Performance Unit Award for Execu-
     5          tive and Group Level Employees Payable in 1998
                under the Unicom Corporation Long-Term Incentive
                Plan, as amended (File No. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1995,
                Exhibit (10)-6).                                     x      x
     +*(10)-   1996 Long-Term Performance Unit Award for Execu-
     6          tive and Group Level Employees Payable in 1999
                under the Unicom Corporation Long-Term Incentive
                Plan (File Nos. 1-11375 and 1-1839, Form 10-K
                for the year ended December 31, 1995, Exhibit
                (10)-9).                                             x      x
     +*(10)-7  1996 Variable Compensation Award for Management
                Employees under the Unicom Corporation Long-Term
                Incentive Plan (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1995,
                Exhibit (10)-10).                                    x      x
     +*(10)-8  1996 Award to Mr. O'Connor, Mr. Mullin and Mr.
                Skinner under the Unicom Corporation Long-Term
                Incentive Plan (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1995,
                Exhibit (10)-11).                                    x      x
     + (10)-9  Unicom Corporation General Provisions Regarding
                1996 Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan.         x      x
     + (10)-   Unicom Corporation General Provisions Regarding
     10         1996B Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan.         x      x
     + (10)-   1997 Long-Term Performance Unit Award for Execu-
     11         tive and Group Level Employees Payable in 2000
                under the Unicom Corporation Long-Term Incentive
                Plan.                                                x      x
     + (10)-   1997 Annual Incentive Award for Managment Employ-
     12         ees under the Unicom Corporation Long-Term In-
                centive Plan.                                        x      x
     + (10)-   1997 Award to Mr. O'Connor, Mr. Mullin and Mr.
     13         Skinner under the Unicom Corporation Long-Term
                Incentive Plan.                                      x      x
     +*(10)-   Unicom Corporation Deferred Compensation Unit
     14         Plan, as amended (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1995,
                Exhibit (10)-12).                                    x      x
     +*(10)-   Deferred Compensation Plan (included in Article
     15         Five of Exhibit (3)-2 above).                               x
     +*(10)-   Management Incentive Compensation Plan, effective
     16         January 1, 1989 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1988, Exhibit (10)-
                4).                                                         x
     +*(10)-   Amendments to Management Incentive Compensation
     17         Plan, dated December 14, 1989 and March 21, 1990
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1989, Exhibit (10)-5).                         x
     +*(10)-   Amendment to Management Incentive Compensation
     18         Plan, dated March 21, 1991 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (10)-6).                                            x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     + (10)-   Retirement Plan for Directors, effective Septem-
     19         ber 1, 1994, as amended through March 12, 1997.      x
     + (10)-   Retirement Plan for Directors, effective January
     20         1, 1987, as amended through March 12, 1997.                 x
     +*(10)-   Unicom Corporation 1996 Directors' Fee Plan (File
     21         No. 1-11375, Unicom Proxy Statement dated April
                8, 1996, Appendix A).                                x      x
     +*(10)-   Executive Group Life Insurance Plan (File No. 1-
     22         1839, Form 10-K for the year ended December 31,
                1980, Exhibit (10)-3).                                      x
     +*(10)-   Amendment to the Executive Group Life Insurance
     23         Plan (File No. 1-1839, Form 10-K for the year
                ended December 31, 1981, Exhibit (10)-4).                   x
     +*(10)-   Amendment to the Executive Group Life Insurance
     24         Plan dated December 12, 1986 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1986,
                Exhibit (10)-6).                                            x
     +*(10)-   Amendment of Executive Group Life Insurance Plan
     25         to implement program of "split dollar life in-
                surance" dated December 13, 1990 (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1990, Exhibit (10)-10).                                     x
     +*(10)-   Commonwealth Edison Company Supplemental Manage-
     26         ment Retirement Plan (File No. 1-1839, Form 10-K
                for the year ended December 31, 1985, Exhibit
                (10)-6).                                                    x
     +*(10)-   Amendment of Executive Group Life Insurance Plan
     27         to stabilize the death benefit applicable to
                participants dated July 22, 1992 (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1992, Exhibit (10)-13).                                     x
     +*(10)-   Letter Agreement dated December 16, 1992 between
     28         Com-
                monwealth Edison Company and Samuel K. Skinner
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1992, Exhibit (10)-14).                        x
     +*(10)-   Amendment dated May 31, 1995 to Letter Agreement
     29         dated December 16, 1992 between Commonwealth Ed-
                ison Company and Samuel K. Skinner (File No.
                1-1839, Form 10-K for the year ended
                December 31, 1995, Exhibit (10)-27).                        x
     + (10)-   Amendments dated December 11, 1996 and March 24,
     30         1997 to Letter Agreement dated December 16, 1992
                between Commonwealth Edison Company and Samuel
                K. Skinner.                                                 x
     +*(10)-   Letter Agreement dated November 14, 1995 between
     31         Commonwealth Edison Company and Leo F. Mullin
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1995, Exhibit (10)-28).                        x
     + (10)-   Amendment dated March 24, 1997 to Letter Agree-
     32         ment dated November 14, 1995 between Common-
                wealth Edison Company and Leo F. Mullin.                    x
     +*(10)-   Commonwealth Edison Company Excess Benefit Sav-
     33         ings Plan (File No. 1-1839, Form 10-Q for the
                quarter ended June 30, 1994, Exhibit (10)-2).               x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     +*(10)-   Amendment No. 1 to Commonwealth Edison Company
     34         Excess Benefit Savings Plan dated May 24, 1995
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1995, Exhibit (10)-30).                        x
     +*(10)-   Unicom Corporation Stock Bonus Deferral Plan
     35         (File Nos. 1-11375 and 1-1839, Form 10-K for the
                year ended December 31, 1995, Exhibit (10)-31).      x      x
     (12)      Statement re computation of ratios of earnings to
                fixed charges and ratios of earnings to fixed
                charges and preferred and preference stock divi-
                dend requirements for ComEd.                               x
     (21)-1    Subsidiaries of Unicom Corporation.                  x
     (21)-2    Subsidiaries of Commonwealth Edison Company.                x
     (23)-1    Consent of experts for Unicom Corporation.           x
     (23)-2    Consent of experts for Commonwealth Edison Compa-
                ny.                                                        x
     (24)-1    Powers of attorney of Directors whose names are
                signed to the Unicom Corporation Annual Report
                on Form 10-K pursuant to such powers.               x
     (24)-2    Powers of attorney of Directors whose names are
                signed to the Commonwealth Edison Company Annual
                Report on Form
                10-K pursuant to such powers.                              x
     (99)-1    Unicom Corporation's Current Report on Form 8-K
                dated January 31, 1997.                             x
     (99)-2    Commonwealth Edison Company's Current Report on
                Form 8-K dated January 31, 1997.                           x

    Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Unicom and ComEd hereby agree to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt of ComEd not filed as an exhibit herein. No such instrument authorizes securities in excess of 10% of the total assets of ComEd.

  (B) REPORTS ON FORM 8-K:
     None.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Unicom Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Unicom Corporation and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated January 31, 1997.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a), is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP
Chicago, Illinois
January 31, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Commonwealth Edison Company:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Edison Company and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated January 31, 1997.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in Item 14.(a), is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          Arthur Andersen LLP
Chicago, Illinois
January 31, 1997

                                                                     SCHEDULE II


                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          COLUMN A            COLUMN B      COLUMN C        COLUMN D     COLUMN E
----------------------------  --------- ------------------ ----------    --------
                                            ADDITIONS
                                        ------------------
                               BALANCE  CHARGED
                                 AT     TO COSTS  CHARGED                BALANCE
                              BEGINNING   AND     TO OTHER                AT END
         DESCRIPTION           OF YEAR  EXPENSES  ACCOUNTS DEDUCTIONS    OF YEAR
----------------------------  --------- --------  -------- ----------    --------
FOR THE YEAR ENDED DECEMBER
          31, 1994
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $10,910  $  (190)   $  --    $    --      $10,720
                               =======  =======    ======   ========     =======
 Estimated Obsolete Materi-
  als.......................   $13,066  $13,650    $  --    $(13,026)(b) $13,690
                               =======  =======    ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $29,522  $ 5,039    $  --    $ (2,039)(c) $32,522
                               =======  =======    ======   ========     =======
 Accumulated provision for
  injuries and damages......   $56,734  $20,270    $7,802   $(29,494)(d) $55,312
                               =======  =======    ======   ========     =======
FOR THE YEAR ENDED DECEMBER
          31, 1995
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $10,720  $ 1,108    $  --    $    --      $11,828
                               =======  =======    ======   ========     =======
 Estimated Obsolete Materi-
  als.......................   $13,690  $15,350    $  --    $(12,865)(b) $16,175
                               =======  =======    ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $32,522  $ 2,271    $  --    $ (2,271)(c) $32,522
                               =======  =======    ======   ========     =======
 Accumulated provision for
  injuries and damages......   $55,312  $21,135    $4,671   $(23,142)(d) $57,976
                               =======  =======    ======   ========     =======
FOR THE YEAR ENDED DECEMBER
          31, 1996
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $11,828  $ 1,065    $  --    $    --      $12,893
                               =======  =======    ======   ========     =======
 Estimated Obsolete Materi-
  als.......................   $16,175  $12,000    $  --    $(15,873)(b) $12,302
                               =======  =======    ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $32,522  $ 1,706    $  --    $ (1,706)(c) $32,522
                               =======  =======    ======   ========     =======
 Accumulated provision for
  injuries and damages......   $57,976  $13,325    $3,280   $(20,609)(d) $53,972
                               =======  =======    ======   ========     =======

Notes:
(a) Bad debt losses, net of recoveries, and provisions for uncollectible accounts were charged to operating expense and amounted to $25,287,000, $26,278,000 and $41,846,000 in 1994, 1995 and 1996, respectively.
(b) Writeoff of obsolete materials.
(c) Expenditures for site investigation and cleanup costs.
(d) Payments of claims and related costs.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO AND STATE OF ILLINOIS ON THE 28TH DAY OF MARCH 1997.
                                     UNICOM CORPORATION
                                              James J. O'Connor
                                     By_____________________________
                                         James J. O'Connor, Chairman
                                         and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 28TH DAY OF MARCH 1997.
         SIGNATURE
----------------------------
                                        TITLE
                                ---------------------

      James J. O'Connor         Chairman and Chief
----------------------------    Executive  Officer and
     James J. O'Connor          Director  (principal
                                executive officer)
      John C. Bukovski
----------------------------    Vice President (principal
      John C. Bukovski          financial officer)
       Roger F. Kovack          Comptroller  (principal
----------------------------    accounting officer)
      Roger F. Kovack
   Jean Allard*                 Director
   Edward A. Brennan*           Director
   James W. Compton*            Director
   Bruce DeMars*                Director
   Sue L. Gin*                  Director
   Donald P. Jacobs             Director
   Edgar D. Jannotta            Director
   George E. Johnson*           Director
   Edward A. Mason*             Director
   Leo F. Mullin*               Vice Chairman and
   Frank A. Olson               Director
                                Director
   Samuel K. Skinner*           President and Director
         David A. Scholz
*By____________________________
  David A. Scholz, Attorney-in-
               fact

       [Signature page to Unicom Corporation Annual Report on Form 10-K]

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO AND STATE OF ILLINOIS ON THE 28TH DAY OF MARCH 1997.
                                     COMMONWEALTH EDISON COMPANY
                                              James J. O'Connor
                                     By_____________________________
                                         James J. O'Connor, Chairman
                                         and Chief Executive Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 28TH DAY OF MARCH 1997.
         SIGNATURE
----------------------------
                                        TITLE
                                ---------------------

      James J. O'Connor         Chairman and Chief
----------------------------    Executive  Officer and
     James J. O'Connor          Director  (principal
                                executive officer)
      John C. Bukovski
----------------------------    Vice President (principal
      John C. Bukovski          financial officer)
       Roger F. Kovack          Comptroller  (principal
----------------------------    accounting officer)
      Roger F. Kovack
   Jean Allard*                 Director
   Edward A. Brennan*           Director
   James W. Compton*            Director
   Bruce DeMars*                Director
   Sue L. Gin*                  Director
   Donald P. Jacobs*            Director
   Edgar D. Jannotta            Director
   George E. Johnson*           Director
   Edward A. Mason*             Director
   Leo F. Mullin*               Vice Chairman and
   Frank A. Olson               Director
                                Director
   Samuel K. Skinner*           President and Director
         David A. Scholz
*By____________________________
  David A. Scholz, Attorney-in-
               fact

   [Signature page to Commonwealth Edison Company Annual Report on Form 10-K]

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

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(3)-1    Articles of Incorporation of Unicom effective
                January 28,
                1994. (File No. 1-11375, Form 10-K for the year
                ended
                December 31, 1994, Exhibit (3)-1).                  x
     *(3)-2    Restated Articles of Incorporation of ComEd ef-
                fective February 20, 1985, including Statements
                of Resolution Establishing Series, relating to
                the establishment of three new series of ComEd
                preference stock known as the "$9.00 Cumulative
                Preference Stock," the "$6.875 Cumulative Pref-
                erence Stock" and the "$2.425 Cumulative Prefer-
                ence Stock." (File No.
                1-1839, Form 10-K for the year ended December
                31, 1994, Exhibit (3)-2).                                  x
     (3)-3     By-Laws of Unicom Corporation, effective January
                28, 1994 as amended through January 29, 1997.       x
     (3)-4     By-Laws of Commonwealth Edison Company, effective
                September 2, 1988 as amended through January 29,
                1997.                                                      x
     *(4)-1    Mortgage of ComEd to Illinois Merchants Trust
                Company, Trustee (Harris Trust and Savings Bank,
                as current successor Trustee), dated July 1,
                1923, Supplemental Indenture thereto dated Au-
                gust 1, 1944, and amendments and supplements
                thereto dated, respectively, August 1, 1946,
                April 1, 1953, April 1, 1966, November 1, 1966,
                December 1, 1966, March 31, 1967, April 1, 1967,
                February 1, 1968, July 1, 1968, October 1, 1968,
                February 28, 1969, May 29, 1970, January 1,
                1971, June 1, 1971, May 31, 1972, June 1, 1973,
                June 15, 1973, October 15, 1973, May 31, 1974,
                July 1, 1974, June 13, 1975, May 28, 1976, Janu-
                ary 15, 1977 and June 3, 1977 (File No. 2-60201,
                Form S-7, Exhibit 2-1).                                    x
     *(4)-2    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, May 17, 1978, August
                31, 1978, June 18, 1979, June 20, 1980, April
                16, 1981, April 30, 1982, April 15, 1983, April
                13, 1984 and April 15, 1985 (File No. 2-99665,
                Form S-3, Exhibit (4)-3).                                  x
     *(4)-3    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 15, 1986 and May
                1, 1986 (File No. 33-6879, Form S-3, Exhibit
                (4)-9).                                                    x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(4)-4    Supplemental Indenture to Mortgage dated July 1,
                1923 dated January 12, 1987 (File No. 33-13193,
                Form S-3, Exhibit (4)-6).                                  x
     *(4)-5    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, February 15, 1990 and
                June 15, 1990 (File No. 33-38232, Form S-3, Ex-
                hibits (4)-11 and (4)-12).                                 x
     *(4)-6    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 1, 1991, October
                1, 1991 and October 15, 1991 (File No. 33-44018,
                Form S-3, Exhibits (4)-12, (4)-13 and (4)-14).             x
     *(4)-7    Supplemental Indenture to Mortgage dated July 1,
                1923 dated February 1, 1992 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (4)-18).                                           x
     *(4)-8    Supplemental Indenture to Mortgage dated July 1,
                1923 dated May 15, 1992 (File No. 33-48542, Form
                S-3, Exhibit (4)-14).                                      x
     *(4)-9    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, July 15, 1992, Septem-
                ber 15, 1992 and October 1, 1992 (File No. 33-
                53766, Form S-3, Exhibits (4)-13, (4)-14 and
                (4)-15).                                                   x
     *(4)-10   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, February 1, 1993 and
                March 1, 1993 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1992, Exhibits (4)-
                14 and (4)-15).                                            x
     *(4)-11   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 1, 1993 and
                April 15, 1993 (File No. 33-64028, Form S-3, Ex-
                hibits (4)-12 and (4)-13).                                 x
     *(4)-12   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 15, 1993 and July
                1, 1993 (File No. 1-1839, Form 8-K dated May 21,
                1993, Exhibits (4)-1 and (4)-2).                           x
     *(4)-13   Supplemental Indenture to Mortgage dated July 1,
                1923 dated July 15, 1993 (File No. 1-1839, Form
                10-Q for the quarter ended June 30, 1993, Ex-
                hibit (4)-1).                                              x
     *(4)-14   Supplemental Indenture to Mortgage dated July 1,
                1923 dated January 15, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1993,
                Exhibit (4)-15).                                           x
     *(4)-15   Supplemental Indenture to Mortgage dated July 1,
                1923 dated December 1, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1994,
                Exhibit (4)-16).                                           x
      (4)-16   Supplemental Indenture to Mortgage dated July 1,
                1923 dated June 1, 1996.                                   x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(4)-17   Instrument of Resignation, Appointment and Ac-
                ceptance dated January 31, 1996, under the pro-
                visions of the Mortgage dated July 1, 1923, and
                Indentures Supplemental thereto (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1995, Exhibit (4)-28).                                     x
     *(4)-18   Instrument dated as of January 31, 1996, for
                trustee under the Mortgage dated July 1, 1923
                and Indentures Supplemental thereto (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1995, Exhibit (4)-29).                                     x
     *(4)-19   Indentures of ComEd to The First National Bank of
                Chicago, Trustee (Amalgamated Bank of Chicago,
                as current successor Trustee), dated April 1,
                1949, October 1, 1949, October 1, 1950, October
                1, 1954, January 1, 1958, January 1, 1959 and
                December 1, 1961 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1982, Exhibit (4)-
                20).                                                       x
     *(4)-20   Indenture of ComEd dated February 15, 1973 to The
                First National Bank of Chicago, Trustee (LaSalle
                National Bank, successor Trustee), and Supple-
                mental Indenture thereto dated July 13, 1973
                (File No. 2-66100, Form S-16, Exhibit (b)-2).              x
     *(4)-21   Indenture dated as of September 1, 1987 between
                ComEd and Citibank, N.A., Trustee relating to
                Notes (File No. 33-20619, Form S-3, Exhibit (4)-
                13).                                                       x
     *(4)-22   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated May 18, 1988 (File No. 33-
                23036, Form S-3, Exhibit (4)-14).                          x
     *(4)-23   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated July 14, 1989 (File No. 33-
                32929, Form S-3, Exhibit (4)-16).                          x
     *(4)-24   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated April 1, 1991 (File No. 33-
                44018, Form S-3, Exhibit (4)-21).                          x
     *(4)-25   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated April 15, 1992 (File No. 33-
                48542, Form S-3, Exhibit
                (4)-22).                                                   x
     *(4)-26   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated July 15, 1992 (File No. 33-
                53766, Form S-3, Exhibit (4)-24).                          x
     *(4)-27   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated October 15, 1993 (File No. 1-
                1839, Form 10-Q for the quarter ended September
                30, 1993, Exhibit (4)-1).                                  x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     *(4)-28   Credit Agreement dated as of October 1, 1991,
                among Commonwealth Edison Company, as borrower,
                the Banks named therein and the other Lenders
                from time to time parties thereto, and Citibank,
                N.A. (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (4)-27).                  x
     *(4)-29   Credit Agreement dated as of October 1, 1991,
                among Commonwealth Edison Company, as borrower,
                the Banks named therein and the other Lenders
                from time to time parties thereto, and Citibank,
                N.A. (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (4)-28).                  x
      (4)-30   Letter Agreement dated as of September 30, 1996,
                among Commonwealth Edison Company and certain of
                the Banks party to the Credit Agreement dated as
                of October 1, 1991.                                         x
      (4)-31   Amended and Restated Credit Agreement dated as of
                November 15, 1996, among Unicom Enterprises
                Inc., the Banks Named Therein and Citibank, N.A.     x
      (4)-32   Amended and Restated Guaranty dated as of Novem-
                ber 15, 1996, by Unicom Corporation in favor of
                the Lenders and LC Banks parties to the afore-
                mentioned Credit Agreement with Unicom Enter-
                prises Inc. (included as Exhibit E in Exhibit
                (4)-31).                                             x
     *(4)-33   Guaranty dated November 22, 1994, by Unicom Cor-
                poration in favor of Citibank, N.A. (File No. 1-
                11375, Form 10-K for the year ended December 31,
                1994, Exhibit (4)-37).                               x
      (4)-34   Indenture dated September 1, 1995 between ComEd
                and Wilmington Trust Company.                               x
      (4)-35   First Supplemental Indenture dated September 19,
                1995 to Identure dated September 1, 1995.                   x
      (4)-36   Second Supplemental Indenture dated January 24,
                1997 to Indenture dated September 1, 1995.                  x
     *(10)-1   Nuclear Fuel Lease Agreement dated as of November
                23, 1993, between ComEd Fuel Company, Inc., as
                Lessor, and Commonwealth Edison Company, as Les-
                see (File No. 1-1839, Form 10-K for the year
                ended December 31, 1993, Exhibit (10)-1).                   x
     +*(10)-   Unicom Corporation Long-Term Incentive Plan (File
     2          No. 1-1839, ComEd Proxy Statement dated March
                26, 1993, Exhibit A).                                x
     +*(10)-   Amendment to Unicom Corporation Long-Term Incen-
     3          tive Plan, effective September 1, 1994 (File No.
                33-56991, Form S-8, Exhibit (4)-4).                  x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     +*(10)-   1994 Long-Term Performance Unit Award for Execu-
     4          tive and Group Level Employees Payable in 1997
                under the 1993 Long-Term Incentive Plan (File
                No. 1-1839, Form 10-K/A-1 for the year ended De-
                cember 31, 1993, Exhibit (10)-5).                    x      x
     +*(10)-   1995 Long-Term Performance Unit Award for Execu-
     5          tive and Group Level Employees Payable in 1998
                under the Unicom Corporation Long-Term Incentive
                Plan, as amended (File No. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1995,
                Exhibit (10)-6).                                     x      x
     +*(10)-   1996 Long-Term Performance Unit Award for Execu-
     6          tive and Group Level Employees Payable in 1999
                under the Unicom Corporation Long-Term Incentive
                Plan (File Nos. 1-11375 and 1-1839, Form 10-K
                for the year ended December 31, 1995, Exhibit
                (10)-9).                                             x      x
     +*(10)-7  1996 Variable Compensation Award for Management
                Employees under the Unicom Corporation Long-Term
                Incentive Plan (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1995,
                Exhibit (10)-10).                                    x      x
     +*(10)-8  1996 Award to Mr. O'Connor, Mr. Mullin and Mr.
                Skinner under the Unicom Corporation Long-Term
                Incentive Plan (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1995,
                Exhibit (10)-11).                                    x      x
     + (10)-9  Unicom Corporation General Provisions Regarding
                1996 Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan.         x      x
     + (10)-   Unicom Corporation General Provisions Regarding
     10         1996B Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan.         x      x
     + (10)-   1997 Long-Term Performance Unit Award for Execu-
     11         tive and Group Level Employees Payable in 2000
                under the Unicom Corporation Long-Term Incentive
                Plan.                                                x      x
     + (10)-   1997 Annual Incentive Award for Managment Employ-
     12         ees under the Unicom Corporation Long-Term In-
                centive Plan.                                        x      x
     + (10)-   1997 Award to Mr. O'Connor, Mr. Mullin and Mr.
     13         Skinner under the Unicom Corporation Long-Term
                Incentive Plan.                                      x      x
     +*(10)-   Unicom Corporation Deferred Compensation Unit
     14         Plan, as amended (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1995,
                Exhibit (10)-12).                                    x      x
     +*(10)-   Deferred Compensation Plan (included in Article
     15         Five of Exhibit (3)-2 above).                               x
     +*(10)-   Management Incentive Compensation Plan, effective
     16         January 1, 1989 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1988, Exhibit (10)-
                4).                                                         x
     +*(10)-   Amendments to Management Incentive Compensation
     17         Plan, dated December 14, 1989 and March 21, 1990
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1989, Exhibit (10)-5).                         x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     +*(10)-   Amendment to Management Incentive Compensation
     18         Plan, dated March 21, 1991 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (10)-6).                                            x
     + (10)-   Retirement Plan for Directors, effective Septem-
     19         ber 1, 1994, as amended through March 12, 1997.      x
     + (10)-   Retirement Plan for Directors, effective January
     20         1, 1987, as amended through March 12, 1997.                 x
     +*(10)-   Unicom Corporation 1996 Directors' Fee Plan (File
     21         No. 1-11375, Unicom Proxy Statement dated April
                8, 1996, Appendix A).                                x      x
     +*(10)-   Executive Group Life Insurance Plan (File No. 1-
     22         1839, Form 10-K for the year ended December 31,
                1980, Exhibit (10)-3).                                      x
     +*(10)-   Amendment to the Executive Group Life Insurance
     23         Plan (File No. 1-1839, Form 10-K for the year
                ended December 31, 1981, Exhibit (10)-4).                   x
     +*(10)-   Amendment to the Executive Group Life Insurance
     24         Plan dated December 12, 1986 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1986,
                Exhibit (10)-6).                                            x
     +*(10)-   Amendment of Executive Group Life Insurance Plan
     25         to implement program of "split dollar life in-
                surance" dated December 13, 1990 (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1990, Exhibit (10)-10).                                     x
     +*(10)-   Commonwealth Edison Company Supplemental Manage-
     26         ment Retirement Plan (File No. 1-1839, Form 10-K
                for the year ended December 31, 1985, Exhibit
                (10)-6).                                                    x
     +*(10)-   Amendment of Executive Group Life Insurance Plan
     27         to stabilize the death benefit applicable to
                participants dated July 22, 1992 (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1992, Exhibit (10)-13).                                     x
     +*(10)-   Letter Agreement dated December 16, 1992 between
     28         Com-
                monwealth Edison Company and Samuel K. Skinner
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1992, Exhibit (10)-14).                        x
     +*(10)-   Amendment dated May 31, 1995 to Letter Agreement
     29         dated December 16, 1992 between Commonwealth Ed-
                ison Company and Samuel K. Skinner (File No.
                1-1839, Form 10-K for the year ended
                December 31, 1995, Exhibit (10)-27).                        x
     + (10)-   Amendments dated December 11, 1996 and March 24,
     30         1997 to Letter Agreement dated December 16, 1992
                between Commonwealth Edison Company and Samuel
                K. Skinner.                                                 x
     +*(10)-   Letter Agreement dated November 14, 1995 between
     31         Commonwealth Edison Company and Leo F. Mullin
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1995, Exhibit (10)-28).                        x
     + (10)-   Amendment dated March 24, 1997 to Letter Agree-
     32         ment dated November 14, 1995 between Common-
                wealth Edison Company and Leo F. Mullin.                    x

      EXHIBIT
      NUMBER                DESCRIPTION OF DOCUMENT                UNICOM COMED
      -------  -------------------------------------------------   ------ -----
     +*(10)-   Commonwealth Edison Company Excess Benefit Sav-
     33         ings Plan (File No. 1-1839, Form 10-Q for the
                quarter ended June 30, 1994, Exhibit (10)-2).               x
     +*(10)-   Amendment No. 1 to Commonwealth Edison Company
     34         Excess Benefit Savings Plan dated May 24, 1995
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1995, Exhibit (10)-30).                        x
     +*(10)-   Unicom Corporation Stock Bonus Deferral Plan
     35         (File Nos. 1-11375 and 1-1839, Form 10-K for the
                year ended December 31, 1995, Exhibit (10)-31).      x      x
     (12)      Statement re computation of ratios of earnings to
                fixed charges and ratios of earnings to fixed
                charges and preferred and preference stock divi-
                dend requirements for ComEd.                               x
     (21)-1    Subsidiaries of Unicom Corporation.                  x
     (21)-2    Subsidiaries of Commonwealth Edison Company.                x
     (23)-1    Consent of experts for Unicom Corporation.           x
     (23)-2    Consent of experts for Commonwealth Edison Compa-
                ny.                                                        x
     (24)-1    Powers of attorney of Directors whose names are
                signed to the Unicom Corporation Annual Report
                on Form 10-K pursuant to such powers.               x
     (24)-2    Powers of attorney of Directors whose names are
                signed to the Commonwealth Edison Company Annual
                Report on Form
                10-K pursuant to such powers.                              x
     (99)-1    Unicom Corporation's Current Report on Form 8-K
                dated January 31, 1997.                             x
     (99)-2    Commonwealth Edison Company's Current Report on
                Form 8-K dated January 31, 1997.                           x

    Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Unicom and ComEd hereby agree to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt of ComEd not filed as an exhibit herein. No such instrument authorizes securities in excess of 10% of the total assets of ComEd.