Form 10-Q
period 1997-03-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1997-05-14
CIK 918040, 22606

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-Q

      (Mark One)
             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days.  Yes  [X]     No

Common Stock outstanding at April 30, 1997:
    Unicom Corporation                           216,285,469 shares
    Commonwealth Edison Company                  214,225,430 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                        QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1997 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward looking statements; and reference is made to page 60 for the location and character of such statements.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Income for the three months and twelve
     months ended March 31, 1997 and 1996................................     5
    Consolidated Balance Sheets--March 31, 1997 and December 31, 1996....   6-7
    Statements of Consolidated Capitalization--March 31, 1997 and
     December 31, 1996 ..................................................     8
    Statements of Consolidated Retained Earnings for the three months and
     twelve months ended March 31, 1997 and 1996.........................     9
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 1997 and 1996................................    10
    Notes to Financial Statements........................................ 11-31
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 32-45
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    46
    Statements of Consolidated Income for the three months and twelve
     months ended March 31, 1997 and 1996................................    47
    Consolidated Balance Sheets--March 31, 1997 and December 31, 1996 ... 48-49
    Statements of Consolidated Capitalization--March 31, 1997 and
     December 31, 1996...................................................    50
    Statements of Consolidated Retained Earnings for the three months and
     twelve months ended March 31, 1997 and 1996.........................    51
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 1997 and 1996................................    52
    Notes to Financial Statements........................................ 53-57
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    58
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 59-60
  Item 6. Exhibits and Reports on Form 8-K...............................    60
SIGNATURES...............................................................    61

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

         TERM                                  MEANING
 -------------------- ---------------------------------------------------------
 AFUDC                Allowance for funds used during construction
 AMT                  Alternative minimum tax
 APB                  Accounting Principles Board
 CERCLA               Comprehensive Environmental Response, Compensation and
                       Liability Act of 1980, as amended
 CFC                  Chlorofluorocarbon
 Clean Air Amendments Clean Air Act Amendments of 1990
 ComEd                Commonwealth Edison Company
 Cotter               Cotter Corporation, which is a wholly-owned subsidiary of
                       ComEd.
 DOE                  U.S. Department of Energy
 EITF                 Emerging Issues Task Force of the FASB
 EMFs                 Electric and magnetic fields
 EPS                  Earnings per Share
 ESPP                 Employee stock purchase plan
 FASB                 Financial Accounting Standards Board
 FERC                 Federal Energy Regulatory Commission
 FERC Order           FERC Open Access Order No. 888 issued in April 1996
 GAAP                 Generally Accepted Accounting Principles
 ICC                  Illinois Commerce Commission
 Indiana Company      Commonwealth Edison Company of Indiana, Inc., which is a
                       wholly-owned subsidiary of ComEd.
 ISO                  Independent System Operator
 MGP                  Manufactured gas plant
 NEIL                 Nuclear Electric Insurance Limited
 NLRB                 National Labor Relations Board
 NML                  Nuclear Mutual Limited
 NPL                  National Priorities List
 NRC                  Nuclear Regulatory Commission
 Rate Order           ICC rate order issued in January 1995, as subsequently
                       modified
 Remand Order         ICC rate order issued in January 1993, as subsequently
                       modified
 RDI                  Resource Data International Inc., a consulting firm
 SEC                  Securities and Exchange Commission
 SFAS                 Statement of Financial Accounting Standards
 S&P                  Standard & Poor's
 Trusts               ComEd Financing I and ComEd Financing II, which are
                       wholly-owned subsidiary trusts of ComEd.
 Unicom               Unicom Corporation
 Unicom Enterprises   Unicom Enterprises Inc., which is a wholly-owned
                       subsidiary of Unicom.
 Unicom Thermal       Unicom Thermal Technologies Inc., which is a wholly-owned
                       subsidiary of Unicom Enterprises.
 Units                ComEd's nuclear generating units known as Byron Unit 2
                       and Braidwood Units 1 and 2
 U.S. EPA             U.S. Environmental Protection Agency

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of March 31, 1997 and December 31, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month and twelve-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of March 31, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP
Chicago, Illinois
May 9, 1997

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months and twelve months ended March 31, 1997 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel supply, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                                  THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                       MARCH 31                MARCH 31
                                 ----------------------  ----------------------
                                    1997        1996        1997        1996
                                 ----------  ----------  ----------  ----------
                                      (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues.............  $1,750,312  $1,683,929  $7,003,408  $7,015,837
                                 ----------  ----------  ----------  ----------
Operating Expenses and Taxes:
 Fuel..........................  $  309,068  $  283,975  $1,182,948  $1,101,590
 Purchased power...............      64,307      31,439     178,167      92,274
 Operation and maintenance.....     570,246     513,702   2,218,437   2,158,306
 Depreciation..................     249,860     230,925     972,636     903,854
 Recovery of regulatory
  assets.......................       3,818       3,818      15,272      15,272
 Taxes (except income).........     205,698     218,239     770,990     841,614
 Income taxes..................      94,853     111,472     472,927     556,208
 Investment tax credits
  deferred--net ...............      (7,897)     (7,167)    (34,109)    (28,697)
                                 ----------  ----------  ----------  ----------
                                 $1,489,953  $1,386,403  $5,777,268  $5,640,421
                                 ----------  ----------  ----------  ----------
Operating Income...............  $  260,359  $  297,526  $1,226,140  $1,375,416
                                 ----------  ----------  ----------  ----------
Other Income and (Deductions):
 Interest on long-term debt....  $ (126,968) $ (130,861) $ (511,392) $ (566,161)
 Interest on notes payable.....      (1,951)     (4,251)    (11,007)     (7,380)
 Allowance for funds used
  during construction--
   Borrowed funds..............       4,052       4,898      18,580      14,350
   Equity funds................       5,080       4,698      21,158      15,735
 Income taxes applicable to
  nonoperating activities......         366       4,276       3,902       9,094
 Provision for dividends--
   Preferred and preference
    stocks of ComEd............     (15,527)    (16,514)    (63,437)    (69,567)
   ComEd-obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trusts.....................      (6,648)     (4,240)    (19,368)     (8,668)
 Miscellaneous--net............      (7,646)    (18,600)    (24,291)    (54,955)
                                 ----------  ----------  ----------  ----------
                                 $ (149,242) $ (160,594) $ (585,855) $ (667,552)
                                 ----------  ----------  ----------  ----------
Net Income Before Extraordinary
 Item..........................  $  111,117  $  136,932  $  640,285  $  707,864
Extraordinary Loss Related to
 Early Redemption of Long-Term
 Debt, Less Applicable Income
 Taxes.........................         --          --          --      (20,022)
                                 ----------  ----------  ----------  ----------
Net Income.....................  $  111,117  $  136,932  $  640,285  $  687,842
                                 ==========  ==========  ==========  ==========
Average Number of Common Shares
 Outstanding...................     216,053     215,248     215,701     214,897
Earnings per Common Share
 Before Extraordinary Item.....       $0.51       $0.64       $2.97       $3.29
Extraordinary Loss Related to
 Early Redemption of Long-Term
 Debt, Less Applicable Income
 Taxes.........................         --          --          --        (0.09)
                                 ----------  ----------  ----------  ----------
Earnings per Common Share......       $0.51       $0.64       $2.97       $3.20
                                 ==========  ==========  ==========  ==========
Cash Dividends Declared per
 Common Share..................       $0.40       $0.40       $1.60       $1.60

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,  DECEMBER 31,
                        ASSETS                            1997         1996
                        ------                         ----------- ------------
                                                        (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes con-
   struction work in progress of $1,181 million and
   $1,034 million, respectively)...................... $28,092,479 $27,900,632
  Less--Accumulated provision for depreciation........  11,705,039  11,479,991
                                                       ----------- -----------
                                                       $16,387,440 $16,420,641
  Nuclear fuel, at amortized cost.....................     810,347     805,623
                                                       ----------- -----------
                                                       $17,197,787 $17,226,264
                                                       ----------- -----------
Investments and Other Property:
  Nuclear decommissioning funds....................... $ 1,544,212 $ 1,456,360
  Subsidiary companies................................     114,086     113,888
  Other, at cost......................................     169,549     146,302
                                                       ----------- -----------
                                                       $ 1,827,847 $ 1,716,550
                                                       ----------- -----------
Current Assets:
  Cash................................................ $     5,605 $     8,727
  Temporary cash investments..........................      32,681      51,821
  Other cash investments..............................       7,888         --
  Special deposits....................................         349       1,610
  Receivables--
    Customers.........................................     585,667     568,155
    Other.............................................      68,735     109,835
    Provisions for uncollectible accounts.............    (13,272)     (12,893)
  Coal and fuel oil, at average cost..................     172,637     140,362
  Materials and supplies, at average cost.............     324,515     324,485
  Deferred unrecovered energy costs...................      96,168     104,651
  Deferred income taxes related to current assets and
   liabilities........................................     113,431     120,185
  Prepayments and other...............................      48,938      35,872
                                                       ----------- -----------
                                                       $ 1,443,342 $ 1,452,810
                                                       ----------- -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets................................... $ 2,588,889 $ 2,434,807
  Unrecovered energy costs............................     415,739     444,009
  Other...............................................     105,364     113,530
                                                       ----------- -----------
                                                       $ 3,109,992 $ 2,992,346
                                                       ----------- -----------
                                                       $23,578,968 $23,387,970
                                                       =========== ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,  DECEMBER 31,
            CAPITALIZATION AND LIABILITIES                1997         1996
            ------------------------------             ----------- ------------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 6,132,448 $ 6,104,380
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........     507,143     507,342
    Subject to mandatory redemption requirements......     217,901     217,901
  ComEd-obligated mandatorily redeemable preferred
   securities of subsidiary trusts*...................     350,000     200,000
  Long-term debt......................................   5,953,005   6,069,534
                                                       ----------- -----------
                                                       $13,160,497 $13,099,157
                                                       ----------- -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $   122,000 $   121,000
    Bank loans........................................       7,750       7,750
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     621,071     745,665
  Accounts payable....................................     419,983     469,815
  Accrued interest....................................     141,977     168,750
  Accrued taxes.......................................     257,508     171,104
  Dividends payable...................................     104,418     101,850
  Customer deposits...................................      53,418      51,585
  Other...............................................      99,370      98,567
                                                       ----------- -----------
                                                       $ 1,827,495 $ 1,936,086
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,583,293 $ 4,574,342
  Accumulated deferred investment tax credits.........     647,765     655,662
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     665,908     657,449
  Obligations under capital leases of subsidiary com-
   panies.............................................     512,681     476,668
  Regulatory liabilities..............................     728,922     668,301
  Other...............................................   1,452,407   1,320,305
                                                       ----------- -----------
                                                       $ 8,590,976 $ 8,352,727
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,578,968 $23,387,970
                                                       =========== ===========

  *As described in Note 8 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. The sole asset of ComEd Financing II, also a subsidiary trust of ComEd, is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027.

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       MARCH 31,    DECEMBER
                                                         1997       31, 1996
                                                      -----------  -----------
                                                      (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--216,213,087 shares and 215,954,625
    shares, respectively (excludes $7 million and $4
    million as of March 31, 1997 and December 31,
    1996, respectively, held by trustee for Unicom
    Stock Bonus Deferral Plan)....................... $ 4,933,343  $ 4,929,909
  Preference stock expense of ComEd..................      (3,526)      (3,526)
  Retained earnings..................................   1,202,631    1,177,997
                                                      -----------  -----------
                                                      $ 6,132,448  $ 6,104,380
                                                      -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957  $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--68,741 shares and 75,003 shares,
      respectively...................................       2,186        2,385
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding...........................         --           --
                                                      -----------  -----------
                                                      $   507,143  $   507,342
                                                      -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--2,496,775 shares................... $   248,589  $   248,589
    Current redemption requirements for preference
     stock included
     in current liabilities..........................     (30,688)     (30,688)
                                                      -----------  -----------
                                                      $   217,901  $   217,901
                                                      -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts..................... $   350,000  $   200,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1997 through 2001--5 3/8% to 9 3/8%..... $   970,000  $ 1,120,000
    Maturing 2002 through 2011--3.45% to 8 3/8%......   1,640,400    1,640,400
    Maturing 2012 through 2021--5.85% to 9 7/8%......   1,191,000    1,391,000
    Maturing 2022 through 2023--7 3/4% to 8 5/8%.....   1,160,000    1,160,000
                                                      -----------  -----------
                                                      $ 4,961,400  $ 5,311,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     103,273      105,164
  Pollution control obligations, due 2007 through
   2014--3.45% to 5 7/8%.............................     142,200      142,200
  Other long-term debt...............................   1,248,819    1,100,833
  Deposit for retirement of long-term debt...........      (2,331)         --
  Current maturities of long-term debt included in
   current liabilities...............................    (450,733)    (540,505)
  Unamortized net debt discount and premium..........     (49,623)     (49,558)
                                                      -----------  -----------
                                                      $ 5,953,005  $ 6,069,534
                                                      -----------  -----------
                                                      $13,160,497  $13,099,157
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    -------------------- ---------------------
                                       1997       1996      1997       1996
                                    ----------  -------- ---------- ----------
                                             (THOUSANDS OF DOLLARS)
Balance at Beginning of Period..... $1,177,997  $856,893 $  907,723 $  563,761
Add--Net income....................    111,117   136,932    640,285    687,842
                                    ----------  -------- ---------- ----------
                                    $1,289,114  $993,825 $1,548,008 $1,251,603
                                    ----------  -------- ---------- ----------
Deduct--
   Cash dividends declared on com-
    mon stock...................... $   86,484  $ 86,102 $  345,274 $  343,909
   Other capital stock transac-
    tions--net.....................         (1)      --         103        (29)
                                    ----------  -------- ---------- ----------
                                    $   86,483  $ 86,102 $  345,377 $  343,880
                                    ----------  -------- ---------- ----------
Balance at End of Period........... $1,202,631  $907,723 $1,202,631 $  907,723
                                    ==========  ======== ========== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31                MARCH 31
                                 --------------------  ------------------------
                                   1997       1996        1997         1996
                                 ---------  ---------  -----------  -----------
                                           (THOUSANDS OF DOLLARS)
Cash Flow from Operating Activ-
 ities:
 Net income....................  $ 111,117  $ 136,932  $   640,285  $   687,842
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortiza-
    tion.......................    259,455    241,188    1,009,045      951,972
   Deferred income taxes and
    investment tax credits--
    net........................     21,628     16,260      135,065      163,063
   Extraordinary loss related
    to early redemption of
    long-term debt.............        --         --           --        33,158
   Equity component of
    allowance for funds used
    during construction........     (5,080)    (4,698)     (21,158)     (15,735)
   Recovery of regulatory as-
    sets.......................      3,818      3,818       15,272       15,272
   Provisions/(payments) for
    liability for separation
    costs--net.................       (626)   (32,303)       1,790       28,030
   Net effect on cash flows of
    changes in:
     Receivables...............     23,967    117,044      (23,371)     (62,838)
     Coal and fuel oil.........    (32,275)   (15,491)     (27,970)     (24,171)
     Materials and supplies....        (30)    (1,603)      10,627       35,863
     Accounts payable excluding
      nuclear fuel lease
      principal payments and
      separation costs--net....        899    (72,115)     179,449      374,172
     Accrued interest and tax-
      es.......................     59,631     41,230      (28,656)     (44,859)
     Other changes in certain
      current assets and
      liabilities..............     (7,895)     9,414       (3,460)      29,324
   Other--net..................     84,297      6,115      147,113       65,398
                                 ---------  ---------  -----------  -----------
                                 $ 518,906  $ 445,791  $ 2,034,031  $ 2,236,491
                                 ---------  ---------  -----------  -----------
Cash Flow from Investing Activ-
 ities:
 Construction expenditures.....  $(234,481) $(288,555) $  (928,199) $(1,009,619)
 Nuclear fuel expenditures.....    (48,773)   (34,419)    (296,187)    (284,680)
 Equity component of allowance
  for funds used during
  construction.................      5,080      4,698       21,158       15,735
 Contributions to nuclear
  decommissioning funds........    (80,181)   (83,178)    (116,284)    (119,602)
 Other investments and special
  deposits.....................    (29,939)      (298)     (31,756)       6,170
                                 ---------  ---------  -----------  -----------
                                 $(388,294) $(401,752) $(1,351,268) $(1,391,996)
                                 ---------  ---------  -----------  -----------
Cash Flow from Financing Activ-
 ities:
 Issuance of securities--
  Long-term debt...............  $ 297,663  $     --   $   549,565  $    42,000
  Preferred securities of sub-
   sidiary trusts..............    150,000        --       150,000      200,000
  Capital stock................      5,777        636       22,896       21,967
 Retirement and redemption of
  securities--
  Long-term debt...............   (503,883)    (1,140)    (935,827)  (1,108,775)
  Capital stock................       (199)       (25)     (44,687)     (17,927)
 Deposits and securities held
  for retirement and
  redemption of securities.....     (2,331)    (3,618)       1,287       (1,838)
 Premium paid on early redemp-
  tion of long-term debt.......     (9,500)       --        (9,500)     (25,823)
 Cash dividends paid on common
  stock........................    (86,321)   (85,983)    (344,892)    (343,619)
 Proceeds from sale/leaseback
  of nuclear fuel..............     44,470    124,213      236,875      202,088
 Nuclear fuel lease principal
  payments.....................    (49,550)   (56,051)    (205,241)    (231,111)
 Increase (Decrease) in short-
  term borrowings..............      1,000    (32,600)    (105,800)     228,400
                                 ---------  ---------  -----------  -----------
                                 $(152,874) $ (54,568) $  (685,324) $(1,034,638)
                                 ---------  ---------  -----------  -----------
Decrease in Cash and Temporary
 Cash Investments..............  $ (22,262) $ (10,529) $    (2,561) $  (190,143)
Cash and Temporary Cash
 Investments at Beginning of
 Period........................     60,548     51,376       40,847      230,990
                                 ---------  ---------  -----------  -----------
Cash and Temporary Cash Invest-
 ments at End of Period........  $  38,286  $  40,847  $    38,286  $    40,847
                                 =========  =========  ===========  ===========

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

  The consolidated financial statements include the accounts of Unicom, ComEd, the Indiana Company, ComEd Financing I, ComEd Financing II and Unicom's unregulated subsidiaries. All significant intercompany transactions have been eliminated. ComEd's investments in other subsidiary companies, which are not material in relation to ComEd's financial position or results of operations, are accounted for in accordance with the equity method of accounting.

  Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  Regulation. ComEd is subject to regulation as to accounting and ratemaking policies and practices by the ICC and FERC. ComEd's accounting policies and the accompanying consolidated financial statements conform to GAAP applicable to rate-regulated enterprises and reflect the effects of the ratemaking process in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Such effects concern mainly the time at which various items enter into the determination of net income in order to follow the principle of matching costs and revenues.

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at March 31, 1997 and December 31, 1996 were as follows:

                                                         MARCH 31,  DECEMBER 31,
                                                            1997        1996
                                                         ---------- ------------
                                                         (THOUSANDS OF DOLLARS)
Regulatory assets:
  Deferred income taxes (1)............................. $1,696,031  $1,649,037
  Deferred carrying charges (2).........................    393,618     396,879
  Nuclear decommissioning costs--Dresden Unit 1 (3).....    278,777     174,621
  Unamortized loss on reacquired debt (4)...............    155,384     148,380
  Other.................................................     65,079      65,890
                                                         ----------  ----------
                                                         $2,588,889  $2,434,807
                                                         ==========  ==========
Regulatory liabilities:
  Deferred income taxes (1)............................. $  728,922  $  668,301
                                                         ==========  ==========

--------
(1) Recorded in compliance with SFAS No. 109.
(2) Recorded as authorized in the Remand Order. The amortization period is over the remaining lives of the Units.
(3) Amortized over the remaining current NRC license life of Dresden station. See "Depreciation and Decommissioning" below for additional information.
(4) Amortized over the remaining lives of the long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was adopted on January 1, 1996, established accounting standards for the impairment of long-lived assets. The SFAS also requires that regulatory assets, which are no longer probable of recovery through future revenue, be charged to earnings. SFAS No. 121 did not have an impact on ComEd's financial position or results of operations upon adoption.

  Deferred Unrecovered Energy Costs. The fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of March 31, 1997 and December 31, 1996, an asset related to the assessments of $164 million and $168 million, respectively, was recorded, of which the current portion of $16 million was included in current assets as deferred unrecovered energy costs on the Consolidated Balance Sheets. As of March 31, 1997 and December 31, 1996, a corresponding liability of $157 million was recorded, of which $16 million was recorded in other current liabilities on the Consolidated Balance Sheets.

  At March 31, 1997 and December 31, 1996, ComEd had unrecovered fuel costs in the form of coal reserves of $333 million and $364 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as coal is used for the generation of electricity; however, ComEd is not earning a return on the expenditures for coal reserves. Such fuel costs expected to be recovered within one year amounting to $66 million and $73 million at March 31, 1997 and December 31, 1996, respectively, have been included on the Consolidated Balance Sheets in current assets as deferred unrecovered energy costs. ComEd expects to fully recover the costs of the coal reserves by the year 2000. See Note 20 for additional information concerning ComEd's coal commitments.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of March 31, 1997. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended March 31, 1997. ComEd had approximately 3.4 million electric customers at March 31, 1997.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Depreciation and Decommissioning. ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at average annual rates of 3.34% and 3.31% for the three months and twelve months ended March 31, 1997, respectively, of average depreciable utility plant and equipment, including the effects of additional depreciation on ComEd's nuclear generating units. Provisions for depreciation were at average annual rates of 3.14% for the three months and twelve months ended March 31, 1996 of average depreciable utility plant and equipment. The annual rate for nuclear plant and equipment, excluding separately collected decommissioning costs and additional depreciation, is 2.88%. The additional depreciation on ComEd's nuclear generating units includes depreciation related to its steam generators at Byron 1 and Braidwood 1, which are expected to be replaced prior to year-end 1998, of $15 million for the three months and twelve months ended March 31, 1997. ComEd also recorded additional depreciation charges of $30 million on its nuclear generating units in the last half of 1996. See Note 2 for additional information.

  ComEd is currently evaluating the impact of the expected early retirement of its Zion station, which has a net book value of approximately $700 million, and other factors which may impact the composite nuclear depreciation rate, and whether any required additional depreciation would be recoverable under ComEd's rate cap initiative and the regulatory reform legislation currently being considered in Illinois. Any unrecoverable plant costs will be recognized as an expense when they are probable and estimable.

  Nuclear plant decommissioning costs are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each related generating station. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's twelve operating units have remaining current NRC license lives ranging from 9 to 31 years. ComEd's first nuclear unit, Dresden Unit 1, is retired and is expected to be dismantled at the end of the current NRC license life of the last unit at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $4.6 billion in current-year (1997) dollars including a contingency allowance. ComEd estimates that it will expend approximately $12.3 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by the external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Pursuant to the Rate Order, beginning in 1995, ComEd collects decommissioning costs from its ratepayers under a rider which allows annual adjustments to decommissioning cost collections

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES outside the context of a traditional rate proceeding. The current estimated decommissioning costs include a contingency allowance. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. Under its most recent annual rider, filed with the ICC on February 28, 1997, ComEd has proposed to decrease its estimated annual decommissioning cost accrual from $108.8 million to $107.5 million. The reduction primarily reflects stronger than expected after-tax returns on the external trust funds in 1996 and lower expected escalation in low-level waste disposal costs, partially offset by the higher current year cost estimates which include a contingency allowance.

  The proposed annual decommissioning cost accrual of $107.5 million was determined using the following assumptions: the decommissioning cost estimate of $4.6 billion in current-year (1997) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.30% and 6.26%, respectively, as well as an escalation rate for future decommissioning costs of 4.1%. The annual accrual of $107.5 million provided over the current NRC license lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate approximately $12.3 billion.

  For the twelve operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of March 31, 1997, the total decommissioning costs included in the accumulated provision for depreciation were $1,561 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at March 31, 1997 in current-year (1997) dollars of $382 million was recorded on the Consolidated Balance Sheets as an other noncurrent liability and the unrecovered portion of the liability of $279 million was recorded as a regulatory asset. The increase from December 31, 1996 to March 31, 1997 in the total estimated liability related to Dresden Unit 1, and the unrecovered portion of that liability, is due to higher current year cost estimates which include a contingency allowance.

   Under Illinois law, decommissioning cost collections are required to be deposited into external trusts; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. At March 31, 1997, the past accruals that are required to be contributed to the external trusts aggregate $120 million. The fair value of funds accumulated in the external trusts at March 31, 1997 was $1,544 million, which includes pre-tax unrealized appreciation of $216 million. The earnings on the external trusts accumulate in the fund balance and accumulated provision for depreciation.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are currently being recovered through the fuel adjustment clause. See Note 11 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $80 million and $96 million for the three months ended March 31, 1997 and 1996, respectively, and $338 million and $388 million for the twelve months ended March 31, 1997 and 1996, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  AFUDC. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 9.34% and 8.82% for the three months ended March 31, 1997 and 1996, respectively, and 9.15% and 9.31% for the twelve months ended March 31, 1997 and 1996, respectively. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $154 million and $159 million for the three months ended March 31, 1997 and 1996, respectively, and $621 million and $677 million for the twelve months ended March 31, 1997 and 1996, respectively.

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

  Earnings per Share. In February 1997, the FASB issued SFAS No. 128, Earnings per Share. The standard simplifies the computation of EPS required by existing rules. The new standard is effective for interim and annual periods ending after December 15, 1997; early adoption is not permitted. Had SFAS No. 128 been effective at March 31, 1997, there would have been no impact on Unicom's or ComEd's reported EPS.

  Stock Option Awards/Employee Stock Purchase Plan. Unicom has elected to adopt SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes only. Unicom accounts for its stock option awards and its employee stock purchase plan under APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 5 for additional information.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 1997 and 1996 was as follows:

                               THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                    MARCH 31            MARCH 31
                               ------------------- -------------------
                                 1997      1996      1997      1996
                               --------- --------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow Infor-
 mation:
 Cash paid during the period
  for:
   Interest (net of amount
    capitalized).............. $ 160,928 $ 157,844  $541,435 $ 591,371
   Income taxes (net of re-
    funds).................... $   6,998 $     --  $ 241,741 $ 398,129
Supplemental Schedule of Non-
 Cash Investing and Financing
 Activities:
 Capital lease obligations
  incurred by subsidiary com-
  panies...................... $  46,397 $ 125,492 $ 241,879 $ 207,259

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (2) RATE MATTERS. In January, 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of March 31, 1997, electric operating revenues of approximately $754 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court and oral argument was heard on January 28, 1997.

  In December 1995, ComEd announced a series of customer initiatives as part of its larger ongoing effort to address the need to give all customer classes the opportunity to benefit from increased competition in the electric utility business, while retaining the benefits (such as reliability) of current regulation and ensuring utilities' cost recovery for commitments made under the obligation to serve customers. The initiatives include a five-year cap on base electric rates at current levels and various customer service and incentive pricing programs designed to allow customers more choice and control over the services they seek and the prices they pay. These initiatives are in addition to previously implemented special discount contract rate programs for new or existing industrial customers. ComEd anticipates the initiatives will be fully implemented in 1997 and will reduce its revenues by approximately $40 million annually (including the effects of previously implemented initiatives and before income tax effects) primarily through changes in energy utilization. Additionally, ComEd's costs increased by $30 million in 1996 (before income tax effects), through the increase in depreciation charges on its nuclear generating units related to ComEd's additional depreciation initiative for 1996. ComEd also continues to consider the possibility of additional depreciation options. ComEd expects the effects of these initiatives will be offset through increased revenues by growth in its sales. See Note 1 under "Depreciation and Decommissioning" for information concerning additional depreciation charges related to ComEd's steam generators at Byron Unit 1 and Braidwood Unit 1 and ComEd's ongoing evaluation of the impact of the expected early retirement of Zion.

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

  See "Changes in the Electric Utility Industry" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding the legislative proposal supported by ComEd.

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At March 31, 1997, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at March 31, 1997 were: preference stock--22,806,775 shares; $1.425 convertible preferred stock-- 68,741 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (4) COMMON STOCK. At March 31, 1997, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 3,340,526
      Employee Stock Purchase Plan....................................   703,570
      Employee Savings and Investment Plan............................    83,203
      Exchange for ComEd common stock not held by Unicom..............   103,654
      1996 Directors' Fee Plan........................................   190,939
                                                                       ---------
                                                                       4,421,892
                                                                       =========

  Common stock for the three months and twelve months ended March 31, 1997 and 1996 was issued as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    --------------------  --------------------
                                      1997       1996       1997       1996
                                    ---------  ---------  ---------  ---------
 Shares of Common Stock Issued:
   Long-Term Incentive Plan........    45,144    (22,804)   200,527    276,065
   Employee Stock Purchase Plan....       --         --     196,513    217,080
   Employee Savings and Investment
    Plan...........................   202,700     45,100    496,700    262,200
   Exchange for ComEd common stock
    not held by Unicom.............     6,669        --      31,992        --
   1996 Directors' Fee Plan........     3,949        --       9,061        --
                                    ---------  ---------  ---------  ---------
                                      258,462     22,296    934,793    755,345
                                    =========  =========  =========  =========
                                            (THOUSANDS OF DOLLARS)
 Amount of Common Stock Issued:
   Total issued.................... $   5,726  $     611    $22,848  $  21,865
   Held by trustee for Unicom Stock
    Bonus Deferral Plan............    (2,343)    (4,203)    (2,440)    (4,203)
   Other...........................        51         25         64        104
                                    ---------  ---------  ---------  ---------
                                    $   3,434  $  (3,567) $  20,472  $  17,766
                                    =========  =========  =========  =========

  At March 31, 1997 and December 31, 1996, 77,494 and 78,045 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  (5) STOCK OPTION AWARDS/EMPLOYEE STOCK PURCHASE PLAN. Unicom has a nonqualified stock option awards program under its Long-Term Incentive Plan and ESPP. The stock option awards program was adopted by Unicom in July 1996 to reward valued employees responsible for, or contributing to, the management, growth and profitability of Unicom and its subsidiaries. As of March 31, 1997, 1,205,500 options have been granted, primarily to employees of ComEd and its subsidiaries. Of this amount, 31,500 options have been canceled and 1,174,000 are outstanding. The weighted average exercise price for the outstanding stock options is $25.50. The stock options, all granted in 1996, will expire ten years from their grant date. One-third of the shares subject to the options vest on each of the next three anniversaries of the option grant date. In addition, the stock options will become fully vested immediately if the holder dies, retires, is terminated other than for cause or qualifies for long-term disability, and will also vest in full upon a change in control of Unicom. As of March 31, 1997, 8,750 of the granted stock options are exercisable and none of the stock options have been exercised.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The estimated fair market value for each of the stock options granted in 1996 was $3.74. The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option-pricing model. Assumptions used to determine the estimated fair market value of the stock options include
(i) dividend yield of 6.30%, (ii) expected volatility of 20.98%, (iii) risk-free interest rate of 6.64% and (iv) expected life of 7 years.

  The ESPP allows employees to purchase Unicom common stock at a 10% discount from market value. The stock is purchased in six month intervals, April and October of each year. Substantially all of the employees of Unicom, ComEd and certain subsidiaries are eligible to participate in the ESPP. Unicom issued 196,513 shares and 217,080 shares of common stock for the twelve months ended March 31, 1997 and 1996, respectively, under the ESPP at an average annual purchase price of $23.51 and $25.34, respectively.

  Unicom has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For financial reporting purposes, Unicom has adopted APB No. 25, Accounting for Stock Issued to Employees, and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the resulting effect on net income and earnings per share would have been de minimis.

  (6) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended March 31, 1997 and 1996. The series of ComEd preference stock without mandatory redemption requirements outstanding at March 31, 1997 are summarized as follows:

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (7) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended March 31, 1997 and 1996, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at March 31, 1997 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(1)
--------------  ----------- ------------ --------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
$8.20              214,275    $ 21,428   $103 through October 31, 1997; and $101 thereafter
$8.40 Series B     330,000      32,778   $101
$8.85              262,500      26,250   $103 through July 31, 1998; and $101 thereafter
$9.25              600,000      60,000   $103 through July 31, 1999; and $101 thereafter
$9.00              390,000      38,659   Non-callable
$6.875             700,000      69,474   Non-callable
                 ---------    --------
                 2,496,775    $248,589
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

  Annual remaining sinking fund requirements through 2001 on ComEd preference stock outstanding at March 31, 1997 will aggregate $31 million in each of 1997, 1998 and 1999, $88 million in 2000 and $18 million in 2001. During the twelve months ended March 31, 1997 and 1996, 438,215 shares and 178,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

  Sinking fund requirements due within one year are included in current liabilities.

  (8) COMED-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS. In September 1995, ComEd Financing I, a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of ComEd Financing I is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. In January 1997, ComEd Financing II, a wholly-owned subsidiary trust of ComEd, issued 150,000 of its 8.50% ComEd-obligated mandatorily redeemable capital securities. The sole asset of ComEd Financing II is $154.6 million principal amount of ComEd's 8.50%

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES subordinated deferrable interest debentures due January 15, 2027. There is a full and unconditional guarantee by ComEd of the Trusts' obligations under the securities issued by the Trusts. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. Similarly, ComEd has the right to defer payments of interest on the subordinated deferrable interest debentures by extending the interest payment period, at any time, for up to 10 consecutive semi-annual periods. If interest payments on the subordinated deferrable interest notes or debentures are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

  The subordinated deferrable interest notes are redeemable by ComEd, in whole or in part, from time to time, on or after September 30, 2000, and with respect to the subordinated deferrable interest debentures, on or after January 15, 2007, or at any time in the event of certain income tax circumstances. If the subordinated deferrable interest notes or debentures are redeemed, the Trusts must redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the subordinated deferrable interest notes or debentures so redeemed. In the event of the dissolution, winding up or termination of the Trusts, the holders of the preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 for the securities of ComEd Financing I and $1,000 for the securities of ComEd Financing II, plus accrued and unpaid distributions thereon, including interest thereon, to the date of payment, unless in connection with the dissolution, the subordinated deferrable interest notes or debentures are distributed to the holders of the preferred securities.

  (9) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 2001 for ComEd's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at March 31, 1997, after deducting deposits made for retirement of sinking fund debentures and sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1997--$284 million; 1998--$447 million; 1999--$150 million; 2000--$462 million; and 2001--$108 million.
Unicom Enterprises' note payable to bank of $95 million will mature in 1999.

  At March 31, 1997, ComEd's outstanding first mortgage bonds maturing through 2001 were as follows:

                                                             PRINCIPAL AMOUNT
               SERIES                                     ----------------------
                                                          (THOUSANDS OF DOLLARS)
      5 3/8% due April 1, 1997...........................        $ 50,000
      6 1/4% due October 1, 1997.........................          60,000
      6 1/4% due February 1, 1998........................          50,000
      6% due March 15, 1998..............................         130,000
      6 3/4% due July 1, 1998............................          50,000
      6 3/8% due October 1, 1998.........................          75,000
      9 3/8% due February 15, 2000.......................         125,000
      6 1/2% due April 15, 2000..........................         230,000
      6 3/8% due July 15, 2000...........................         100,000
      7 1/2% due January 1, 2001.........................         100,000
                                                                 --------
                                                                 $970,000
                                                                 ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at March 31, 1997 is summarized as follows:

                                 PRINCIPAL
         DEBT SECURITY             AMOUNT                      INTEREST RATE
-------------------------------  ---------- ---------------------------------------------------
                                 (THOUSANDS
                                     OF
                                  DOLLARS)
Unicom--
 Loans Payable:
 Loan due January 1, 2003        $    7,978 Interest rate of 8.31%
 Loan due January 1, 2004             8,951 Interest rate of 8.44%
                                 ----------
                                 $   16,929
                                 ----------
ComEd--
 Notes:
 Medium Term Notes, Series 1N
  due various dates through
  April 1, 1998                  $   35,500 Interest rates ranging from 9.52% to 9.65%
 Medium Term Notes, Series 3N
  due various dates through
  October 15, 2004                  296,000 Interest rates ranging from 9.00% to 9.20%
 Medium Term Notes, Series 4N
  due May 15, 1997                   20,000 Interest rate of 8.875%
 Notes due July 15, 1997            100,000 Interest rate of 6.50%
 Notes due October 15, 2005         235,000 Interest rate of 6.40%
 Notes due January 15, 2004         150,000 Interest rate of 7.375%
 Notes due January 15, 2007         150,000 Interest rate of 7.625%
                                 ----------
                                 $  986,500
                                 ----------
 Long-Term Note Payable to Bank
 due June 1, 1998                $  150,000 Prevailing interest rate of 6.08% at March 31, 1997
                                 ----------
 Purchase Contract Obligation
 due April 30, 2005              $      390 Interest rate of 3.00%
                                 ----------
Total ComEd                      $1,136,890
                                 ----------
Unicom Enterprises--
 Long-Term Note Payable to Bank
 due November 15, 1999           $   95,000 Prevailing interest rate of 6.39% at March 31, 1997
                                 ----------
Total Unicom                     $1,248,819
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

  (10) LINES OF CREDIT. ComEd had total bank lines of credit of $905 million and unused bank lines of credit of $897 million at March 31, 1997. Of that amount, $897 million (of which $175 million expires on September 29, 1997, $54 million expires in equal quarterly installments commencing on June 30, 1997 and ending on September 30, 1998 and $668 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1999) may be borrowed on

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire in 1999, of which $105 million was unused as of March 31, 1997. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  (11) DISPOSAL OF SPENT NUCLEAR FUEL. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations beginning not later than January 1998. The DOE advised ComEd in December 1996 that it anticipates it will be unable to begin acceptance of spent nuclear fuel by January 1998. It is expected this delivery schedule will be delayed significantly. Extended delays in spent nuclear fuel acceptance by the DOE would lead to ComEd's consideration of costly storage alternatives. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. As provided for under the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and the related interest is reflected on the Consolidated Balance Sheets.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of March 31, 1997 and December 31, 1996, was as follows:

                                   MARCH 31, 1997                 DECEMBER 31, 1996
                          -------------------------------- --------------------------------
                                     UNREALIZED                       UNREALIZED
                                       GAINS                            GAINS
                          COST BASIS  (LOSSES)  FAIR VALUE COST BASIS  (LOSSES)  FAIR VALUE
                          ---------- ---------- ---------- ---------- ---------- ----------
                                               (THOUSANDS OF DOLLARS)
 Short-term investments.  $   41,734  $     12  $   41,746 $   29,848  $     17  $   29,865
 U.S. Government and
  Agency issues.........     223,472      (883)    222,589    253,491     6,889     260,380
 Municipal bonds........     296,587     9,998     306,585    333,369    18,002     351,371
 Corporate bonds........     139,915    (2,831)    137,084     54,584      (800)     53,784
 Common stock...........     615,859   199,193     815,052    539,392   201,304     740,696
 Other..................      10,309    10,847      21,156     15,283     4,981      20,264
                          ----------  --------  ---------- ----------  --------  ----------
                          $1,327,876  $216,336  $1,544,212 $1,225,967  $230,393  $1,456,360
                          ==========  ========  ========== ==========  ========  ==========

  At March 31, 1997, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                         COST BASIS  FAIR VALUE
                                                         ----------- -----------
                                                         (THOUSANDS OF DOLLARS)
      Within 1 year..................................... $    44,631 $    44,655
      1 through 5 years.................................     163,808     163,912
      5 through 10 years................................     222,668     226,177
      Over 10 years.....................................     274,679     277,093

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation, for the three months and twelve months ended March 31, 1997 and 1996 were as follows:

                                THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                     MARCH 31                MARCH 31
                                --------------------  ------------------------
                                  1997       1996        1997         1996
                                ---------  ---------  -----------  -----------
                                          (THOUSANDS OF DOLLARS)
Gross proceeds from sales of
 securities.................... $ 570,769  $ 617,871  $ 2,288,872  $ 2,598,154
Less cost based on specific
 identification................  (557,508)  (603,496)  (2,254,050)  (2,566,556)
                                ---------  ---------  -----------  -----------
Realized gains on sales of se-
 curities...................... $  13,261  $  14,375  $    34,822  $    31,598
Other realized fund earnings
 net of expenses...............     8,467      6,721       34,754       41,681
                                ---------  ---------  -----------  -----------
Total realized net earnings of
 the funds..................... $  21,728  $  21,096  $    69,576  $    73,279
Unrealized gains (losses)......   (14,057)   (11,922)      63,381      101,085
                                ---------  ---------  -----------  -----------
 Total net earnings of the
  funds........................ $   7,671  $   9,174  $   132,957  $   174,364
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd- obligated mandatorily redeemable preferred securities of the Trusts and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of March 31, 1997 and December 31, 1996 were as follows:

                                  MARCH 31, 1997                 DECEMBER 31, 1996
                         -------------------------------- --------------------------------
                                    UNREALIZED
                          CARRYING   (GAINS)               CARRYING  UNREALIZED
                           VALUE      LOSSES   FAIR VALUE   VALUE      LOSSES   FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  ComEd preferred and
   preference stocks.... $  755,732  $(1,643)  $  754,089 $  755,931  $  3,948  $  759,879
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of the
   Trusts............... $  350,000  $(7,988)  $  342,012 $  200,000  $  1,000  $  201,000
  Long-term debt........ $6,143,762  $61,889   $6,205,651 $6,345,533  $159,818  $6,505,351

  Long-term notes payable, which are not included in the above table, amounted to $262 million and $264 million at March 31, 1997 and December 31, 1996, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of March 31, 1997 and December 31, 1996; therefore, the carrying value is equal to the fair value.

  (13) PENSION BENEFITS. ComEd and the Indiana Company have qualified non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. During 1995, these plans were amended to more closely base retirement benefits on final pay. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The March 31, 1997 and December 31, 1996 pension liabilities and related data were estimated pending completion of the January 1, 1997 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The funded status of these plans, including the supplemental plan, at March 31, 1997 and December 31, 1996 was as follows:

                                                       MARCH 31,   DECEMBER 31,
                                                         1997          1996
                                                      -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
 Vested benefit obligation..........................  $(3,068,000) $(3,034,000)
 Nonvested benefit obligation.......................     (135,000)    (134,000)
                                                      -----------  -----------
 Accumulated benefit obligation.....................  $(3,203,000) $(3,168,000)
 Effect of projected future compensation levels.....     (376,000)    (372,000)
                                                      -----------  -----------
 Projected benefit obligation.......................  $(3,579,000) $(3,540,000)
Fair value of plan assets, invested primarily in
 U.S. Government, government-sponsored corporation
 and agency securities, fixed income funds,
 registered investment companies, equity index funds
 and other equity and fixed income funds............    3,250,000    3,281,000
                                                      -----------  -----------
Plan assets less than projected benefit obligation..  $  (329,000) $  (259,000)
Unrecognized prior service cost.....................      (68,000)     (69,000)
Unrecognized transition asset.......................     (126,000)    (130,000)
Unrecognized net loss...............................      131,000       74,000
                                                      -----------  -----------
 Accrued pension liability..........................  $  (392,000) $  (384,000)
                                                      ===========  ===========

  The fair value of plan assets excludes $15 million held in grantor trust as of March 31, 1997 for payment of benefits under the supplemental plan.

  The assumed discount rate was 7.5% at March 31, 1997 and December 31, 1996, and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

  Pension costs were determined using the projected unit credit actuarial cost method and the following actuarial assumptions for periods during 1997, 1996 and 1995:

                                                               1997  1996  1995
                                                               ----- ----- -----
Annual discount rate.......................................... 7.50% 7.50% 8.00%
Annual rate of increase in future compensation levels......... 4.00% 4.00% 4.00%
Annual long-term rate of return on plan assets................ 9.75% 9.75% 9.75%

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months and twelve months ended March 31, 1997 and 1996 were as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    --------------------  --------------------
                                      1997       1996       1997       1996
                                    ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Service cost....................... $  25,000  $  25,000  $  93,000  $  92,000
Interest cost on projected benefit
 obligation........................    65,000     63,000    250,000    231,000
Actual return on plan assets.......   (20,000)   (70,000)  (371,000)  (584,000)
Net amortization and deferral......   (62,000)    (7,000)    61,000    308,000
                                    ---------  ---------  ---------  ---------
                                    $   8,000  $  11,000  $  33,000  $  47,000
                                    =========  =========  =========  =========

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $8 million for the three months ended March 31, 1997 and 1996, and $30 million and $26 million for the twelve months ended March 31, 1997 and 1996, respectively.

  (14) POSTRETIREMENT BENEFITS. ComEd and the Indiana Company provide certain postretirement health care, dental care, vision care and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with 10 years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The plan is contributory, funded jointly by the companies and the participating employees. The March 31, 1997 and December 31, 1996 postretirement benefit liabilities and related data were estimated pending completion of the January 1, 1997 actuarial valuations.

  Postretirement health care costs in the twelve months ended March 31, 1997 and 1996 included $5 million and $25 million, respectively, related to a voluntary separation offer for union employees who accepted and left ComEd's employ combined with separation offers to selected groups of non-union employees.

  The funded status of the plan at March 31, 1997 and December 31, 1996 was as follows:

                                                       MARCH 31,   DECEMBER 31,
                                                         1997          1996
                                                      -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated
 postretirement benefit obligation:
 Retirees...........................................  $  (624,000) $  (615,000)
 Active fully eligible participants.................      (23,000)     (23,000)
 Other participants.................................     (447,000)    (439,000)
                                                      -----------  -----------
 Accumulated benefit obligation.....................  $(1,094,000) $(1,077,000)
Fair value of plan assets, invested primarily in S&P
 500 common stocks, registered investment companies
 and U.S. Government, government agency, municipal
 and listed corporate obligations...................      664,000      665,000
                                                      -----------  -----------
Plan assets less than accumulated postretirement
 benefit obligation.................................  $  (430,000) $  (412,000)
Unrecognized transition obligation..................      364,000      370,000
Unrecognized prior service cost.....................       45,000       45,000
Unrecognized net gain...............................     (263,000)    (270,000)
                                                      -----------  -----------
Accrued liability for postretirement benefits.......  $  (284,000) $  (267,000)
                                                      ===========  ===========

  Different health care cost trends are used for pre-Medicare and post-Medicare expenses. The pre-Medicare trend rate was 9.0% at December 31, 1996, grading down in 0.5% annual increments and leveling off at 5.0%. The post-Medicare trend rate was 7.0% at December 31, 1996, grading down in 0.5% annual increments to 5.0%. The assumed discount rate was 7.5% at December 31, 1996. That rate was used to determine the accumulated benefit obligations. The effect of a 1% increase in the health care cost trend rate for each future year would increase the accumulated postretirement health care obligations by approximately $158 million.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months and twelve months ended March 31, 1997 and 1996 were as follows:

                                      THREE MONTHS ENDED      TWELVE MONTHS
                                           MARCH 31           ENDED MARCH 31
                                      --------------------  -------------------
                                        1997       1996       1997      1996
                                      ---------  ---------  --------  ---------
                                              (THOUSANDS OF DOLLARS)
Service cost........................  $   9,000  $   8,000  $ 33,000  $  28,000
Interest cost on accumulated benefit
 obligation.........................     20,000     17,000    76,000     65,000
Actual return on plan assets........    (10,000)   (24,000)  (76,000)  (126,000)
Amortization of transition obliga-
 tion...............................      6,000      6,000    22,000     22,000
Severance plan cost.................        --         --      4,000     25,000
Other...............................     (7,000)     7,000    15,000     66,000
                                      ---------  ---------  --------  ---------
                                      $  18,000  $  14,000  $ 74,000  $  80,000
                                      =========  =========  ========  =========

  Postretirement benefit costs were determined using the projected unit credit actuarial cost method. The discount rates used were 7.5%, 7.5% and 8.0%, respectively, for the 1997, 1996 and 1995 periods and the estimated long-term rate of return of fund assets, net of income tax effects, were 9.40%, 9.38% and 9.32%, respectively, for the 1997, 1996 and 1995 periods. Pre-Medicare health care cost trend rates were 13.5% for the first three months of 1995 and 10% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. Post-Medicare health care cost trend rates were 11% for the first three months of 1995 and 8% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. The effect of a 1% increase in the health care cost trend rate for each future year would increase the aggregate of the service and interest cost components of postretirement benefit costs by approximately $21 million for the twelve months ended March 31, 1997.

  (15) SEPARATION PLAN COSTS. Operation and maintenance expenses included $18 and $97 million for the twelve months ended March 31, 1997 and 1996, respectively, related to a voluntary separation offer for union employees who accepted and left ComEd's employ combined with separation plans offered to selected groups of non-union employees. These employee separation plans reduced net income by $11 million or $0.05 per common share and $59 million or $0.27 per common share for the twelve months ended March 31, 1997 and 1996, respectively.

  (16) INCOME TAXES. The components of the net deferred income tax liability at March 31, 1997 and December 31 1996 were as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                           1997         1996
                                                        ----------  ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................  $3,517,926   $3,514,300
 Overheads capitalized................................     257,237      261,437
 Repair allowance.....................................     225,543      228,426
 Regulatory assets recoverable through future rates...   1,696,031    1,649,037
Deferred income tax assets:
 Postretirement benefits..............................    (278,992)    (269,179)
 Unbilled revenues....................................    (128,026)    (136,406)
 Alternative minimum tax..............................     (44,448)     (80,159)
 Unamortized investment tax credits to be settled
  through future rates................................    (425,112)    (430,297)
 Other regulatory liabilities to be settled through
  future rates........................................    (303,810)    (238,004)
 Other--net...........................................     (46,487)     (44,998)
                                                        ----------   ----------
Net deferred income tax liability.....................  $4,469,862   $4,454,157
                                                        ==========   ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The $16 million increase in the net deferred income tax liability from December 31, 1996 to March 31, 1997 is comprised of a $30 million increase in deferred income tax expense and a $14 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The effects of an income tax refund related to prior years increased net income by $26 million or $0.12 per common share for the twelve months ended March 31, 1997.

  The components of net income tax expense charged to continuing operations for the three months and twelve months ended March 31, 1997 and 1996 were as follows:

                                     THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                          MARCH 31             MARCH 31
                                     -------------------  --------------------
                                       1997      1996       1997       1996
                                     --------- ---------  ---------  ---------
                                             (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes..............  $ 65,265   $ 87,342   $306,366   $362,349
 Deferred income taxes.............    29,588     24,130    166,561    193,859
 Investment tax credits deferred--
  net..............................    (7,897)    (7,167)   (34,109)   (28,697)
Other (income) and deductions......      (283)    (4,126)    (3,543)   (11,584)
                                     --------  ---------  ---------  ---------
Net income taxes charged to
 continuing operations.............  $ 86,673   $100,179   $435,275   $515,927
                                     ========  =========  =========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1997 and 1996:

                                       THREE MONTHS       TWELVE MONTHS ENDED
                                      ENDED MARCH 31           MARCH 31
                                     ------------------  ----------------------
                                       1997      1996       1997        1996
                                     --------  --------  ----------  ----------
                                             (THOUSANDS OF DOLLARS)
Net income before extraordinary
 item..............................  $111,117  $136,932  $  640,285  $  707,864
Net income taxes charged to
 continuing operations.............    86,673   100,179     435,275     515,927
Provision for dividends on ComEd
 preferred and preference stocks...    15,527    16,514      63,437      69,567
                                     --------  --------  ----------  ----------
Pre-tax income before provision for
 dividends.........................  $213,317  $253,625  $1,138,997  $1,293,358
                                     ========  ========  ==========  ==========
Effective income tax rate..........      40.6%     39.5%       38.2%       39.9%
                                     ========  ========  ==========  ==========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 1997 and 1996 were as follows:

                                          THREE MONTHS     TWELVE MONTHS ENDED
                                         ENDED MARCH 31         MARCH 31
                                        -----------------  --------------------
                                         1997      1996      1997       1996
                                        -------  --------  ---------  ---------
                                               (THOUSANDS OF DOLLARS)
Federal income taxes computed at
 statutory rate.......................  $74,661  $ 88,769  $ 398,649   $452,675
Equity component of AFUDC which was
 excluded from taxable income.........   (1,778)   (1,644)    (7,405)    (5,507)
Amortization of investment tax
 credits..............................   (7,897)   (7,167)   (34,109)   (28,697)
State income taxes, net of federal
 income taxes.........................   11,647    13,402     56,632     68,978
Differences between book and tax
 accounting, primarily
 property-related deductions..........   10,297     5,882     18,592     45,148
Other--net............................     (257)      937      2,916    (16,670)
                                        -------  --------  ---------  ---------
Net income taxes charged to continuing
 operations...........................  $86,673  $100,179  $ 435,275   $515,927
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

  (17) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1997 and 1996 were as follows:

                                         THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                              MARCH 31            MARCH 31
                                         ------------------- -------------------
                                           1997      1996      1997      1996
                                         --------- --------- --------- ---------
                                                 (THOUSANDS OF DOLLARS)
Illinois public utility revenue......... $  54,255 $  58,511 $ 222,806 $ 231,879
Illinois invested capital...............    26,190    26,154   104,699   105,688
Municipal utility gross receipts........    42,503    41,579   169,640   171,292
Real estate.............................    39,168    45,128   123,810   174,691
Municipal compensation..................    19,710    19,095    79,159    79,907
Other--net..............................    23,872    27,772    70,876    78,157
                                         --------- --------- --------- ---------
                                         $ 205,698 $ 218,239 $ 770,990 $ 841,614
                                         ========= ========= ========= =========

  The reduction in ComEd's real estate taxes for the twelve months ended March 31, 1997 primarily results from ongoing challenges by ComEd of the methodology used by local taxing authorities to assess the value of ComEd's nuclear generating stations. Approximately half of the reduction in ComEd's real estate taxes in the recent twelve-month period is related to the year 1995.

  (18) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes, to finance the transactions. With respect to the commercial paper/bank borrowing portion, $100 million will expire on November 23, 1998 and $200 million will expire on November 23, 1999. With respect to the intermediate term notes, a portion expires in November 1997, and each November thereafter, through November 2001 and in November 2003. At March 31, 1997, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $683 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at March 31, 1997 for capital leases are estimated to aggregate $791 million, including $139 million in 1997, $232 million in 1998, $179 million in 1999, $107 million in 2000, $65 million in 2001 and $69 million in 2002-2043. The estimated interest component of such rental payments aggregates $109 million. The estimated portions of obligations due within one year under capital leases of $140 million and $174 million at March 31, 1997 and December 31, 1996, respectively, were included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at March 31, 1997 for operating leases are estimated to aggregate $174 million, including $13 million in 1997, $17 million in 1998, $15 million in 1999, $12 million in 2000, $10 million in 2001 and $107 million in 2002-2024.

  (19) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES appropriate investment, operation or maintenance accounts and provides its own financing. At March 31, 1997, for its share of ownership in the station, ComEd had an investment of $651 million in production and transmission plant in service (before reduction of $201 million for the related accumulated provision for depreciation) and $20 million in construction work in progress.

  (20) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $842 million at March 31, 1997, comprised of approximately $791 million for ComEd and the Indiana Company and approximately $51 million for Unicom Thermal. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments.

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

  ComEd also is a member of NEIL, which provides insurance coverage against the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million occurring at nuclear stations. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident under the replacement power coverage and the property damage coverage. However, ComEd could be subject to maximum assessments, in any policy year, of approximately $21 million and $73 million in the event losses exceed accumulated reserve funds under the replacement power and property damage coverages, respectively.

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

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1997) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed thirty years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets as of March 31, 1997 and December 31, 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of March 31, 1997 and December 31, 1996, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites, pursuant to CERCLA and state environmental laws, will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

  ComEd and other energy suppliers, energy customers and other interested parties have been active participants in discussions related to the economic and technical issues associated with deregulation. These issues include the desire to provide customers with the perceived benefits of a market-based system of pricing while at the same time maintaining the reliability of the electric distribution system and providing for an orderly transition from a highly regulated structure to a less regulated structure. As a result of these efforts, various legislative proposals have been introduced and are being actively considered by the Illinois legislature. In addition, the Governor of Illinois has formed a three-person advisory committee to advise with respect to electric utility deregulation issues. The legislative proposals seek to address the timing of customer access to electric energy suppliers in addition to the local utility, the recovery by utilities of invested costs that might not otherwise be recoverable in charges for electric service in a less regulated market, the leveling of regulatory and tax provisions as applied to various electric service providers and the timing of rate adjustments. ComEd-supported legislation would provide for a phase-in of customer access to other electric energy suppliers, so as to allow both utilities and customers to develop experience with the effects of such access; an opportunity to recover invested costs that might not otherwise be recoverable in rates; and annual base rate decreases of 1.5 percent, starting in 2000 and continuing through 2004. Other legislative proposals provide for more immediate access, reduced opportunities to recover such invested costs, and more immediate and larger rate reductions. As explained below, the timing of such access and the impact on prevailing rates can have a significant impact upon the recoverability of a utility's invested costs and, consequently, the amount at which such costs are reflected in its financial statements. Given the number of parties involved in the legislative process and the number of considerations involved in the legislative proposals, it is not possible to predict the outcome of the legislative debates, when any legislation may be passed or its impact on ComEd.

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

  Electric Utility Industry. The electric utility industry has historically consisted of vertically integrated companies which combine generation, transmission and distribution assets; serving customers within relatively defined service territories; and operating under extensive regulation with respect to rates, operations and other matters. Utilities operated under a regulatory compact with the state, with a statutory obligation to serve all of the electricity needs within their service territory in a nondiscriminatory manner. Historically, investment and operating decisions have been made based upon the utilities' respective assessment of the current and projected needs of its customers. In view of this obligation, regulation has focused on investment and operating costs, and rates have been based on a recovery of some or all of such prudently incurred costs plus a return on invested capital. Such rate regulation, and the ability of utilities to recover investment and other costs through rates, has provided the basis for recording certain costs as regulatory assets. These assets represent costs which are allocated over future periods reflecting related regulatory treatment, rather than expensed in the current period.

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

  An important element of reform proposals under consideration is the ability of other suppliers to provide energy in competition with a utility within its service territory. This element generally has included consideration of some future form of "retail wheeling," whereby a utility's transmission and distribution system is made available to other energy suppliers for delivery of their services to retail customers. Some of ComEd's customers are presently seeking some form of "retail wheeling." In addition, some governmental entities, such as cities, may elect to "municipalize" a utility's distribution facilities through condemnation proceedings. Such municipalities would then be able to purchase electric power on a wholesale basis and resell it to customers over the newly acquired facilities. The FERC Order provides for the recovery of a utility's investment stranded by municipalization. While municipalization is possible under the present regulatory system, ComEd is not required to grant alternative electric suppliers access to its distribution system through any type of "retail wheeling."

  Presumably, under such a modified regulatory structure, customers will base energy purchase decisions on a combination of factors, including price, reliability and service. In addition to the potential effects on revenues and marketing and sales efforts, such changes can raise the question as to whether an affected utility's rates are based on cost-based regulation, allowing recovery of incurred costs, or are based on something else, i.e., the marketplace. Under GAAP, the latter determination would require the write off of regulatory assets and liabilities and would require an examination as to the recoverability in revenues of other incurred costs, with any portion determined to be unrecoverable being subject to write off. Various approaches have been proposed to deal with such strandable costs, from full recovery, as provided in the FERC Order, to no recovery, as proposed by at least some of the participants in virtually all legislative debates on regulatory reform proposals. In addition, the EITF of the FASB currently is considering the accounting treatment for costs related to a portion of a utility's business which are being recovered during a regulator required period of transition from cost based to market based pricing. Such consideration involves whether these costs should be expensed currently despite their expected recovery in future periods or alternatively, recognized in expense during the recovery periods. If the EITF determines that these costs should be expensed currently, and such a transition occurs in Illinois, it would have a material impact on Unicom's and ComEd's financial position and results of operations. For additional information, see "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements.

  Retail wheeling and municipalization are significant issues for electric utility companies, including ComEd, because of their potential to strand a utility's costs. Any calculation of potentially strandable costs requires that a set of assumptions be made, including the timing of open access (customer choice), the extent of open access allowed, potential market prices over time, sales and load growth forecasts, operating performance over time, allowed rates over time, cost structure over time, mitigation opportunities and strandable cost recoveries. The calculation of strandable costs is extremely sensitive to the assumptions made, and the resulting estimates are potentially misleading if removed from the context in which they were calculated. In connection with the debates in Illinois regarding deregulation legislation, RDI, a consulting firm, estimated that ComEd's strandable costs are approximately $9.9 billion. That estimate was based on RDI's evaluation and quantification of the amount of ComEd's costs (including generating assets, regulatory assets and fuel supply agreements) that might not be recoverable under assumed future prevailing market rates for electric energy. Although ComEd does not agree with some of the assumptions used by RDI in computing its number, the number is a reasonable estimate of ComEd's potentially strandable costs assuming no mitigation or replacement revenues and no stranded cost recovery. Most deregulation proposals anticipating increased competition, including the proposal supported by ComEd, include some form of stranded cost recovery. ComEd is taking steps, such as cost-control measures, improving generating station reliability and additional depreciation, to minimize its potential stranded investment. As indicated above and in Note 1 of Notes to Financial Statements, the impact of stranded costs on the financial statements is dependent upon the continued applicability of SFAS No. 71 (Accounting for the Effects of Certain Types of Regulation) and the amount of stranded cost recovery that is allowed. See Notes 1 and 2 of Notes to Financial Statements for additional information.

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

  ComEd is examining its assets, particularly generating assets, with a view toward rationalizing their investment and operating costs against their ability to contribute to the revenues of ComEd under various market scenarios. Such an assessment involves the consideration of numerous factors, including revenue contribution, operating costs, impacts on ComEd's service obligations, purchase commitments and remaining assets, and the impact of various options. Such options include continued operation, indefinite suspension from operation, sale to a third party and retirement or closure. If ComEd retired or closed a generating plant, particularly a nuclear plant, without regulatory or legislative provision for continued recovery of its investment, such retirement could have a material impact on Unicom's and ComEd's financial position and results of operations. See "Liquidity and Capital Resources-- Utility Operations" subcaption "Construction Program" regarding ComEd's ongoing evaluation of the impact of the expected early retirement of Zion.

  On April 17, 1996, ComEd announced that it had finalized agreements to sell two of its coal-fired generating stations, representing approximately 1,600 megawatts of generating capacity. Under the agreements, State Line and Kincaid stations would be sold for a total of $250 million, which approximates the book value of the stations. The net proceeds, after income tax effects, would be approximately $200 million, which would be used to retire or redeem existing debt. Under the terms of the sales, ComEd would enter into exclusive 15-year purchased power agreements for the output of the plants. On March 31, 1997, the ICC issued an order approving the agreements; however, the order has been appealed to the Illinois Appellate Court. ComEd's principal union filed a lawsuit in state court alleging that the labor provisions of the Kincaid agreement are violative of state law and are seeking to enjoin the ICC proceedings. ComEd had previously filed an action in federal court seeking confirmation that the state law is preempted by federal labor law. These actions involving the union were consolidated in federal court, which has since ruled in favor of ComEd. The union has appealed and also has filed a grievance under its collective bargaining agreement with ComEd claiming that ComEd is required by that agreement to require the Kincaid purchaser to assume the terms of that agreement. The union has also filed an unfair labor practice charge with the NLRB against the Kincaid purchaser regarding the purchaser's alleged failure to bargain in good faith with the union. The State Line and Kincaid agreements give the purchasers the right to terminate the agreements if a closing has not occurred prior to December 31, 1996 for State Line and June 30, 1997 for Kincaid. Such closings have not occurred as of May 9, 1997.

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

  ComEd is also taking actions to strengthen its relationship with its customers. In December 1995, ComEd instituted a five-year base rate cap for all of its customers. The base rate cap does not affect ComEd's fuel cost or nuclear decommissioning cost recovery provisions. See Note 2 of Notes to Financial Statements for additional information about ComEd's base rate cap and other initiatives intended to give customers more choice and control over the services they seek and the price they pay.

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

                                                      1997
                                                      ----
                                              (MILLIONS OF DOLLARS)
   Production................................         $420
   Transmission and Distribution.............          421
   General...................................          141
                                                      ----
      Total..................................         $982
                                                      ====

  Such construction program includes $130 million toward the replacement by year-end 1998 of the steam generators at ComEd's Braidwood Unit 1 and Byron Unit 1 nuclear generating units. The total replacement cost is estimated to be $460 million, of which approximately $190 million has been incurred through March 31, 1997. On April 17, 1997, ComEd decided not to invest in the replacement of the steam generators at its Zion nuclear generating station. In absence of replacing the steam generators, Zion would be retired substantially earlier than the end of its licensed life in 2013, and most probably prior to 2005. ComEd is currently evaluating the impact of the expected early retirement of its Zion station, which has a net book value of approximately $700 million, and whether any required additional depreciation would be recoverable under ComEd's rate cap initiative and the regulatory reform legislation currently being considered in Illinois. Any unrecoverable plant costs will be recognized as an expense when they are probable and estimable.

  ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity, equivalent purchased power or the development of additional demand-side management resources, in 1998 and each year thereafter. However, it believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases, could be obtained in sufficient quantities to meet such forecasted needs. If ComEd instead were to build additional capacity to meet its needs, it would need to make additional capital expenditures during 1997. See "Regulation" subcaption "Nuclear Matters" below for additional information relating to ComEd's evaluation of the need to make additional expenditures to supplement generating capacity in light of generating outages expected in the midwestern power grid during 1997.

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $791 million at March 31, 1997. In addition, ComEd's estimated commitments for the purchase of coal are indicated in the following table.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1997-2000     $774
      Decker Coal Co. .................................. 1997-2014     $560
      Other commitments ................................ 1997-1998     $ 43

     --------
     (1) In millions of dollars, excluding transportation costs. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Results of Operations" below and Notes 1 and 20 of Notes to Financial Statements.

  The foregoing paragraphs in this "Construction Program" section and the "Construction Program" section below under "Unregulated Operations" include forward-looking statements with respect to the future levels of capital expenditures which are necessarily based upon assumptions regarding estimated costs and availability of materials and services as well as contingencies. Unforeseen events or conditions may require changes in the scope of work with consequent changes in the timing and level of the projected expenditures. In addition, changes in laws and regulations, or their interpretation and enforcement, can affect the scope of certain projects, the manner in which they are undertaken and the costs associated therewith. While ComEd and Unicom Thermal give consideration to such factors in developing their respective budgets, such consideration cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control upon project timing and cost. Consequently, actual results could differ materially from those described.

  Capital Resources. ComEd forecasts that internal sources will provide more than three-fourths of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities. See Notes 7 and 9 of Notes to Financial Statements for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively. The forecast assumes the rate levels reflected in the Rate Order, which is the subject of a pending appeal before the Illinois Appellate Court, remain in effect. See "Regulation," subcaption "Rate Matters" below for additional information.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 18 of Notes to Financial Statements for more information concerning ComEd's nuclear fuel lease facility. ComEd has $897 million of unused bank lines of credit at March 31, 1997, which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 10 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months and twelve months ended March 31, 1997 and 1996.

  During the first three months of 1997, ComEd sold and leased back approximately $44 million of nuclear fuel through its existing nuclear fuel lease facility. In January 1997, ComEd issued $150 million principal amount of 7.375% Notes due January 15, 2004, $150 million principal amount of 7.625% Notes due January 15, 2007 and $150 million principal amount of 8.50% Company-obligated preferred securities of subsidiary trust due January 15, 2027, the proceeds of which were used to discharge current maturities of long-term debt and to redeem on March 11, 1997 $200 million principal amount of 9 1/2% First Mortgage Bonds, Series 57, due May 1, 2016. See the Statements of Consolidated Cash Flows and Note 4 of Notes to Financial Statements for information regarding common stock activity.

  As of May 9, 1997, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $505 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                STANDARD DUFF &
                                                        MOODY'S & POOR'S PHELPS
                                                        ------- -------- ------
      First mortgage and secured pollution control
       bonds...........................................  Baa2     BBB     BBB
      Publicly-held debentures and unsecured pollution
       control obligations.............................  Baa3     BBB-    BBB-
      Convertible preferred stock......................  baa3     BBB-    BBB-
      Preference stock.................................  baa3     BBB-    BBB-
      ComEd-obligated mandatorily redeemable preferred
       securities
       of subsidiary trusts............................  baa3     BBB-    BBB-
      Commercial paper.................................  P-2      A-2     D-2

  In January 1997, Moody's changed the rating outlook on ComEd's securities from "stable" to "negative" and Duff & Phelps added ComEd's securities to "Rating Watch-Down." As of April 1997, S&P's rating outlook on ComEd remained "stable."

  See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom's and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1996, for additional information regarding ComEd's securities ratings.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 45.0% at March 31, 1997 from 46.1% at December 31, 1996. This decrease is related primarily to the retirement of long-term debt and the issuance of ComEd-obligated mandatorily redeemable preferred securities of subsidiary trust (which are treated as equity for purposes of the calculation of the ratio).

                            UNREGULATED OPERATIONS

  Unicom Enterprises is engaged, through its subsidiaries, in energy service activities which are not subject to utility regulation by state or federal agencies. Its principal subsidiary, Unicom Thermal, currently provides district cooling services to office and other buildings in the city of Chicago under a non-exclusive use agreement with Chicago for an initial term expiring in 2014. District cooling involves, in essence, the production of chilled water at a central location(s) and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used in lieu of self-generated cooling. As a result of the Clean Air Amendments, the manufacture of CFCs has been curtailed, commencing in January 1996, thereby creating an excellent marketing opportunity for non-CFC based systems, such as Unicom Thermal's district cooling. Unicom Thermal is involved in district cooling projects in other cities, including a project in Boston with Boston Edison, a project in Windsor, Ontario, Canada with Ontario Hydro and a project in Houston, Texas with Houston Light and Power Energy Services Company. Unicom Thermal is considering a project in Las Vegas, Nevada with Nevada Power Co.

  Construction Program. Unicom has approved capital expenditures for 1997 of approximately $56 million for Unicom Thermal, primarily representing the construction costs of its district cooling facilities in Chicago and its share of construction costs in Boston and Windsor. Unicom Thermal's first two district cooling facilities in Chicago began serving customers in May 1995 and July 1996, respectively. Its third district cooling facility in Chicago is scheduled to be completed in 1997. As of March 31, 1997, Unicom Thermal's purchase commitments, principally related to construction, were approximately $51 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire in 1999, of which $105 million was unused as of March 31, 1997. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom's and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 10 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom's and Unicom Enterprises' operations.

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

  Rate Matters. In January 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As of March 31, 1997, electric operating revenues of approximately $754 million (excluding revenue taxes) are subject to refund. Intervenors and ComEd have filed appeals of the Rate Order with the Illinois Appellate Court, and oral argument was heard on January 28, 1997. See Note 2 of Notes to Financial Statements for additional information.

  Nuclear Matters. Nuclear operations have been, and remain, an important focus of ComEd--given the impact of such operations on overall operation and maintenance expenditures and the ability of nuclear power plants to produce electric energy at a relatively low marginal cost. ComEd operates a large number of nuclear plants, ranging from the older Zion, Dresden and Quad Cities stations to the more recently completed LaSalle, Byron and Braidwood stations, and is intent upon safe, reliable and efficient operation. These plants were constructed over a period of time in which technology, construction procedures and regulatory initiatives and oversight have evolved, with the result that older plants generally require greater attention and resources to meet regulatory requirements and expectations as well as to maintain operational reliability.

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

  In late January 1997, the NRC also took the unusual additional step of requiring ComEd to submit information to allow the NRC to determine what actions, if any, should be taken to assure that ComEd can safely operate its six nuclear generating stations while sustaining performance improvement at each site. The request also required ComEd to submit information regarding the criteria that it has established, or plans to establish, to measure performance and to explain ComEd's proposed actions if the criteria are not met. The request stated the NRC staff's concerns with the "cyclical safety performance of ComEd nuclear stations," noting the presence on the list of plants to be monitored closely of Dresden, LaSalle and Zion stations at various times during the past ten years. It also noted concerns regarding "ComEd's ability to establish lasting and effective programs that result in sustained performance improvement." The request did acknowledge the management and organizational changes implemented by ComEd, including the "additional focus placed on management and leadership, accountability, the problem identification and corrective action processes, material condition improvement, work control, and radiation protection." It also acknowledged improvements seen at Dresden and Quad Cities stations; but indicated at the same time performance declines were observed at both LaSalle and Zion stations. The problems identified by the NRC are consistent with weaknesses that had been identified in station self-assessments initiated by ComEd; and management had already undertaken to develop and implement programs designed to address these issues. ComEd submitted a response to the NRC on March 28, 1997; and the NRC indicated in an April 25, 1997 public meeting with representatives of ComEd management that ComEd's response was generally adequate to demonstrate ComEd's ability to operate its nuclear generating stations while sustaining performance improvements. The NRC and representatives of ComEd's management will meet periodically in the future to follow-up on these matters.

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

  ComEd's activities with respect to its nuclear generating stations have included improvements in operating and personnel procedures and repair and replacement of equipment and can result in longer unit outages. In this regard, ComEd's management decided to continue the present unit outages at its LaSalle station until the identified performance issues have been appropriately addressed. Zion Station is also presently out of service. ComEd presently expects the LaSalle outage to extend into the spring of 1998. Similarly, the current Zion Unit 2 outage is expected to extend into and likely beyond the summer of 1997, and Zion Unit 1 is expected to be out of service until early 1998. As noted above, the Company must brief the NRC regional staff as to certain matters before restarting either Zion unit.

  The LaSalle and Zion outages are part of several outages of nuclear and fossil generating stations that several utilities operating in the Midwestern power grid (including ComEd) are expecting during 1997. ComEd is working to increase the availability of generating capacity and to reinforce transmission capacity and is negotiating the purchase of power and related transmission service from third parties in light of these regional circumstances. These activities are estimated to result in additional expenditures of approximately $50 million, a portion of which is capital. Such expenditures could include demand charges for purchased power, which are not recoverable through the fuel adjustment clause under these circumstances, but do not reflect the related energy costs for such purchased power. ComEd is also considering additional methods of managing customer demand for power. Despite these efforts by ComEd and other Midwestern utilities, the North American Electric Reliability Council has forecast the possibility of electric energy shortages during summer peak demand periods due to generating station outages in the Midwestern power grid and transmission limitations on delivering power from neighboring systems.

  Generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and power purchases during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994 and for the year 1995. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance.

  Based on ComEd's most recent study, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $4.6 billion in current-year (1997) dollars including a contingency allowance.
ComEd estimates that it will expend approximately $12.3 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste, and inflation. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" for additional information regarding decommissioning costs.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See
Note 20 of Notes to Financial Statements and "Part II. Other Information, Item
1. Legal Proceedings."

RESULTS OF OPERATIONS

  Unicom's earnings per common share were $0.51 for the three months ended March 31, 1997 compared to $0.64 for the three months ended March 31, 1996, and $2.97 for the twelve months ended March 31, 1997 compared to $3.20 for the twelve months ended March 31, 1996. Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the results of operations for ComEd alone.

  Net Income. The decrease in ComEd's earnings in the recent three months ended reflects, among other factors, an 11% increase in operation and maintenance expenses, discussed below, and an 8% increase in depreciation expense, compared to the three months ended March 31, 1996. Depreciation expense for the three months ended March 31, 1997 included $15 million for additional depreciation related to ComEd's nuclear generating units. Partially offsetting the decrease in earnings was a 4% increase in operating revenues in the three months ended March 31, 1997 compared to the same period in the prior year, discussed below.

  The decrease in ComEd's earnings in the recent twelve months ended reflects, among other factors, a 3% increase in overall operation and maintenance expenses compared to the twelve months ended March 31, 1996, discussed below. The earnings for the twelve months ended March 31, 1997 include charges for additional depreciation related to ComEd's nuclear generating units of $45 million. The decrease in earnings was partially offset by the positive effects of an income tax refund related to prior years (net income effect of $26 million or $0.12 per common share) and a reduction in real estate taxes (net income effect of $30 million or $0.14 per common share). Approximately half of the reduction in real estate taxes is a one-time benefit related to the year 1995. The real estate tax reduction results primarily from ongoing challenges by ComEd of the methodology used by local taxing authorities to assess the value of ComEd's nuclear generating stations. In the fourth quarter of 1995, ComEd recorded an after-tax charge of $20 million or $0.09 per common share related to the early redemption of $645 million of long-term debt.

  Operating Revenues. ComEd's electric operating revenues reflect revenues from sales to ultimate consumers (including residential, commercial and industrial customers within its service territory), revenues from sales for resale (i.e., sales to wholesale customers, principally other electric utilities), and revenues from collections under its fuel adjustment clause (which is intended to recover ComEd's fuel cost for generating electric energy and the energy portion of purchased power cost in relation to the amount included in ComEd's base rates). Operating revenues are affected by kilowatthour sales, rates and fuel adjustment clause recoveries. Kilowatthour sales, in turn, are affected by weather, the level of economic activity within ComEd's service area, and off-system or wholesale sales to other utilities. Off-system sales opportunities are affected by a number of factors, including nuclear generating availability and performance.

  Operating revenues increased $66 million in the three months ended March 31, 1997 compared to the three months ended March 31, 1996, reflecting a 6.7% increase in total kilowatthour sales, including a 2.5% increase in sales to ultimate consumers. The increase in kilowatthour sales to ultimate consumers is primarily due to sales to commercial and industrial customers. Operating revenues for the three months ended March 31, 1997 also include increased collections under ComEd's fuel adjustment clause compared to the same period in 1996. Operating revenues decreased $15 million in the twelve months ended March 31, 1997 compared to the twelve months ended March 31, 1996, reflecting a 1.8% decrease in sales to ultimate consumers. The decrease in kilowatthour sales to ultimate consumers is primarily due to decreased sales to residential customers. The decrease was partially offset by increased collections under ComEd's fuel adjustment clause compared to the same period ended March 31, 1996.

  Fuel Costs. Changes in fuel expense for the three months and twelve months ended March 31, 1997 as compared to the same periods ended March 31, 1996 primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                        MARCH 31              MARCH 31
                                                   --------------------  --------------------
                                                     1997       1996       1997       1996
                                                   ---------  ---------  ---------  ---------
   Cost of fuel consumed (per million Btu):
    Nuclear......................................      $0.55      $0.52      $0.54      $0.52
    Coal.........................................      $2.45      $2.44      $2.42      $2.43
    Oil..........................................      $3.66      $3.07      $3.68      $3.10
    Natural gas..................................      $2.98      $3.04      $2.77      $1.97
    Average all fuels............................      $1.30      $1.04      $1.24      $1.04
   Net generation of electric energy (millions of
    kilowatthours)...............................     22,319     23,493     91,875     95,904
   Fuel sources of kilowatthour generation:
    Nuclear......................................         62%        74%        64%        73%
    Coal.........................................         36         24         33         24
    Oil..........................................        --           1          1          1
    Natural gas..................................          2          1          2          2
                                                   ---------  ---------  ---------  ---------
                                                         100%       100%       100%       100%
                                                   =========  =========  =========  =========

  The decrease in nuclear generation as a percentage of total generation for the three months and twelve months ended March 31, 1997 compared to the prior periods is primarily due to scheduled and non-scheduled outages at certain of ComEd's nuclear generating stations. See "Regulation" subcaption "Nuclear Matters" above for information regarding outages at certain of ComEd's nuclear generating stations and outages expected in the midwestern power grid in 1997.

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

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. In addition, as of March 31, 1997, ComEd had unrecovered fuel costs in the form of coal reserves of

$333 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and "Deferred Unrecovered Energy Costs" in Note 1 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd and the Indiana Company's generating units and the availability and cost of power from other utilities.

  The number and average cost of kilowatthours purchased were as follows:

                                         THREE MONTHS
                                          ENDED MARCH    TWELVE MONTHS ENDED
                                              31              MARCH 31
                                         --------------  ---------------------
                                          1997    1996     1997        1996
                                         ------  ------  ---------   ---------
   Kilowatthours (millions)............. 3,452   1,471       8,111       3,737
   Cost per kilowatthour................  1.86c   2.14c       2.20c       2.47c

  Deferred Under or Overrecovered Energy Costs--Net. Operating expenses for the three months and twelve months ended March 31, 1997 and 1996 include the net change in under or overrecovered allowable energy costs under ComEd's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy Costs."

  Operation and Maintenance Expenses. Operation and maintenance expenses include the expenses associated with operating and maintaining ComEd's generation, transmission and distribution assets as well as administrative overhead and support. Given the variety of expense categories covered, there are a number of factors which affect the level of such expenses within any given period. Two major components of such expenses, however, are the costs associated with operating and maintaining ComEd's nuclear and fossil generating facilities. Generating station expenses are affected by the cost of materials, regulatory requirements and expectations, the age of facilities as well as cost control efforts.

  During the three months and twelve months ended March 31, 1997, the aggregate level of operation and maintenance expenses increased 11% and 3%, respectively, compared to the same periods ended March 31, 1996. Both periods include increases in the level of nuclear generating station expenses, as discussed below. The twelve months ended March 31, 1996 reflects the impact of an early separation program offered to ComEd's employees, which resulted in a $97 million charge related to the offered incentives. Additional factors in each period also affected the level of operation and maintenance expenses.

  Operation and maintenance expenses associated with nuclear generating stations increased $45 million and $140 million, respectively, during the three months and twelve months ended March 31, 1997 compared to the same periods ended March 31, 1996, as a result of activities associated with the repair, replacement and improvement of nuclear generating facility equipment. Beginning in 1995, ComEd increased the number and scope of maintenance activities associated with its nuclear generating stations. Such efforts are the result of station performance evaluations performed to identify the sources and causes of unplanned equipment repairs. The goal of such efforts is to design and implement cost effective repairs and improvements to increase station availability. The efforts begun in 1995 continued into 1997 and are expected to continue through 1998. During the three months and twelve months ended March 31, 1997, operation and maintenance expenses associated with fossil generating stations decreased $14 million and $30 million, respectively, compared to the same periods ended March 31, 1996. The decreases related to the fossil generating stations are primarily due to reductions in plant refurbishment costs and a reduction of personnel in the recent three months and twelve months ended compared to the same periods ended March 31, 1996.

  The increase in operation and maintenance expenses associated with nuclear generating stations has been driven by ComEd's objective to improve station availability as well as to meet regulatory requirements and expectations. ComEd is actively embarked upon a program to improve the quality of nuclear operations, including safety and efficiency, which is also expected to achieve a longer term goal of improved availability and to be positioned to take advantage of opportunities in the wholesale market for revenue generation. Over the past several years, ComEd has increased and reinforced station management with managers drawn from other utilities which have resolved similar operating issues. It has also sought to identify, anticipate and address nuclear station operation and performance issues in a safe, cost-effective manner while seeking to improve the availability and capacity factors of its nuclear generating units. Such activities have included improvements in operating and personnel procedures and repair and replacement of equipment, and can result in longer unit outages. Such activities have involved increased maintenance and repair expenses in recent years. ComEd expects 1997 overall operation and maintenance expenses to increase by approximately $150 million over 1996 expenses. Approximately $100 million of this increase is related to nuclear operations and is intended to address previously identified operational issues (including issues identified by the NRC in connection with its determination regarding the plants to be monitored closely) and to achieve a longer term benefit of improved capacity factors. ComEd expects this increased level of expenses to continue through 1998.

  Operation and maintenance expenses associated with ComEd's transmission and distribution system increased $7 million and $21 million in the three months and twelve months ended March 31, 1997, respectively, compared to the same periods ended March 31, 1996. The increases in the recent three months and twelve months ended reflect higher maintenance costs, including tree trimming and emergency restoration costs. Costs of customer-related activities, including energy sales services and uncollectible accounts, increased $17 million in the twelve months ended March 31, 1997 compared to the same period ended March 31, 1996.

  Operation and maintenance expenses also include compensation and benefits expenses. During the period from 1995 to 1996, ComEd undertook to reduce the size of its workforce by offering incentives for employees to leave voluntarily. Such incentives included both current payments and earlier eligibility for post-retirement health care benefits, resulting in provisions of $13 million for the payments and $5 million for the benefits incentives for the twelve months ended March 31, 1997 and resulted in provisions of $72 million for payments and $25 million for benefits incentives for the twelve months ended March 31, 1996. ComEd also recorded a reduction of $12 million in the provision for pension costs for the twelve months ended March 31, 1997 as compared to the twelve months ended March 31, 1996. Finally, operation and maintenance expenses reflect $38 million and $65 million for employee incentive compensation plan costs for the twelve months ended March 31, 1997 and 1996, respectively. The payments, which were made partly in cash and partly in shares of Unicom common stock, were made under Unicom's Long-Term Incentive Plan as the result of the achievement during the years 1996 and 1995, respectively, of specified financial performance, cost containment and operating performance goals. The effects of inflation have also increased operation and maintenance expenses during the periods and are reflected in the increases and decreases discussed herein.

  Operation and maintenance expenses associated with certain administrative and general costs increased $9 million and $16 million for the three months and twelve months ended March 31, 1997, respectively, compared to the same periods ended March 31, 1996. The increases in the recent three months and twelve months ended were due to a variety of reasons.

  Depreciation. Depreciation expense for the three months and twelve months ended March 31, 1997 increased over the same periods a year ago as a result of additional nuclear depreciation and additions to plant in service. The additional depreciation on ComEd's nuclear generating units includes depreciation recorded on a straight line basis related to its steam generators at Byron 1 and

Braidwood 1, which are expected to be replaced prior to year-end 1998. Use of the straight line methodology for these components resulted in $15 million of additional depreciation expense for the three months and twelve months ended March 31, 1997. ComEd also recorded additional depreciation charges of $30 million on its nuclear generating units in 1996. ComEd also continues to consider the possibility of additional depreciation options. See "Depreciation and Decommissioning" in Note 1 and Note 2 of Notes to Financial Statements.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months and twelve months ended March 31, 1997 compared to the same periods ended March 31, 1996 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                      THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                           MARCH 31              MARCH 31
                                     --------------------- ---------------------
                                        1997       1996       1997       1996
                                     ---------- ---------- ---------- ----------
      Long-term debt outstanding:
       Average amount (millions)...    $6,519     $6,724     $6,599     $7,269
       Average interest rate.......      7.68%      7.72%      7.66%      7.75%
      Notes payable outstanding:
       Average amount (millions)...    $  138     $  289     $  192     $  121
       Average interest rate.......      5.74%      5.91%      5.72%      6.09%

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

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 under "AFUDC" in Notes to Financial Statements. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended March 31, 1997 and December 31, 1996 were 2.84 and 2.90, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended March 31, 1997 and December 31, 1996 were 2.43 and 2.48, respectively.

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

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of March 31, 1997 and December 31, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month and twelve-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of March 31, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1997 and 1996, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
May 9, 1997

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months and twelve months ended March 31, 1997 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                MARCH 31                MARCH 31
                          ----------------------  ----------------------
                             1997        1996        1997        1996
                          ----------  ----------  ----------  ----------
                                   (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating Reve-
 nue....................  $1,749,085  $1,683,489  $7,000,143  $7,015,139
                          ----------  ----------  ----------  ----------
Electric Operating Ex-
 penses and Taxes:
 Fuel...................  $  307,795  $  260,972  $1,213,862  $1,077,956
 Purchased power........      64,307      31,439     178,167      92,274
 Deferred
  (under)/overrecovered
  energy costs--net.....       1,273      23,003     (30,914)     23,634
 Operation..............     400,210     347,446   1,548,940   1,561,665
 Maintenance............     168,424     163,547     657,373     584,970
 Depreciation...........     249,120     230,611     970,373     902,828
 Recovery of regulatory
  assets................       3,818       3,818      15,272      15,272
 Taxes (except income)..     205,601     218,130     770,138     840,400
 Income taxes--
   Current--Federal.....      50,707      67,712     248,320     271,207
   --State..............      18,043      21,189      71,046      96,587
   Deferred--Federal--
    net.................      27,813      23,871     144,064     183,695
   --State--net.........         114         207      16,048      11,322
 Investment tax credits
  deferred--net.........      (7,897)     (7,167)    (34,109)    (28,697)
                          ----------  ----------  ----------  ----------
                          $1,489,328  $1,384,778  $5,768,580  $5,633,113
                          ----------  ----------  ----------  ----------
Electric Operating In-
 come...................  $  259,757  $  298,711  $1,231,563  $1,382,026
                          ----------  ----------  ----------  ----------
Other Income and (Deduc-
 tions):
 Interest on long-term
  debt..................  $ (125,109) $ (129,730) $ (505,277) $ (563,338)
 Interest on notes pay-
  able..................      (1,951)     (4,251)    (11,007)     (7,380)
 Allowance for funds
  used during construc-
  tion--
   Borrowed funds.......       4,052       4,898      18,580      14,350
   Equity funds.........       5,080       4,698      21,158      15,735
 Income taxes applicable
  to nonoperating
  activities............         366       4,276       3,902       9,094
 Provision for dividends
  on company-obligated
  mandatorily redeemable
  preferred securities
  of subsidiary trusts..      (6,648)     (4,240)    (19,368)     (8,668)
 Miscellaneous--net.....      (8,872)    (18,471)    (25,399)    (55,797)
                          ----------  ----------  ----------  ----------
                          $ (133,082) $ (142,820) $ (517,411) $ (596,004)
                          ----------  ----------  ----------  ----------
Net Income Before Ex-
 traordinary Item.......  $  126,675  $  155,891  $  714,152  $  786,022
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --      (20,022)
                          ----------  ----------  ----------  ----------
Net Income..............  $  126,675  $  155,891  $  714,152  $  766,000
Provision for Dividends
 on Preferred and
 Preference Stocks......      15,527      16,514      63,437      69,567
                          ----------  ----------  ----------  ----------
Net Income on Common
 Stock..................  $  111,148  $  139,377  $  650,715  $  696,433
                          ==========  ==========  ==========  ==========
Average Number of Common
 Shares Outstanding.....     214,220     214,195     214,211     214,194
Earnings per Common
 Share Before
 Extraordinary Item.....       $0.52       $0.65       $3.04       $3.34
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --        (0.09)
                          ----------  ----------  ----------  ----------
Earnings per Common
 Share..................       $0.52       $0.65       $3.04       $3.25
                          ==========  ==========  ==========  ==========

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,   DECEMBER 31,
                       ASSETS                            1997          1996
                       ------                         -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,181 million
   and $1,034 million, respectively)................. $28,092,479  $27,900,632
  Less--Accumulated provision for depreciation.......  11,705,039   11,479,991
                                                      -----------  -----------
                                                      $16,387,440  $16,420,641
  Nuclear fuel, at amortized cost....................     810,347      805,623
                                                      -----------  -----------
                                                      $17,197,787  $17,226,264
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds...................... $ 1,544,212  $ 1,456,360
  Subsidiary companies...............................     120,729      118,188
  Other investments, at cost.........................      36,207       14,903
                                                      -----------  -----------
                                                      $ 1,701,148  $ 1,589,451
                                                      -----------  -----------
Current Assets:
  Cash............................................... $       --   $        89
  Temporary cash investments.........................      19,274       28,801
  Other cash investments.............................       2,950          --
  Special deposits...................................         349        1,610
  Receivables--
    Customers........................................     585,708      568,155
    Other............................................      62,577      103,243
    Provisions for uncollectible accounts............     (13,272)     (12,893)
  Coal and fuel oil, at average cost.................     172,637      140,362
  Materials and supplies, at average cost............     324,515      324,485
  Deferred unrecovered energy costs..................      96,168      104,651
  Deferred income taxes related to current assets and
   liabilities.......................................     113,372      119,917
  Prepayments and other..............................      48,583       35,315
                                                      -----------  -----------
                                                      $ 1,412,861  $ 1,413,735
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,588,889  $ 2,434,807
  Unrecovered energy costs...........................     415,739      444,009
  Other..............................................      98,849      108,834
                                                      -----------  -----------
                                                      $ 3,103,477  $ 2,987,650
                                                      -----------  -----------
                                                      $23,415,273  $23,217,100
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,  DECEMBER 31,
            CAPITALIZATION AND LIABILITIES                1997         1996
            ------------------------------             ----------- ------------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 6,068,750 $ 6,043,093
  Preferred and preference stocks without mandatory
   redemption requirements............................     507,143     507,342
  Preference stock subject to mandatory redemption re-
   quirements.........................................     217,901     217,901
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts*...................     350,000     200,000
  Long-term debt......................................   5,843,540   5,957,604
                                                       ----------- -----------
                                                       $12,987,334 $12,925,940
                                                       ----------- -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $   122,000 $   121,000
    Bank loans........................................       7,750       7,750
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations.....     618,441     743,528
  Accounts payable....................................     433,725     478,876
  Accrued interest....................................     141,383     166,862
  Accrued taxes.......................................     273,737     182,366
  Dividends payable...................................     103,625     101,216
  Customer deposits...................................      53,418      51,585
  Other...............................................      99,196      98,444
                                                       ----------- -----------
                                                       $ 1,853,275 $ 1,951,627
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,576,523 $ 4,568,832
  Accumulated deferred investment tax credits.........     647,765     655,662
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     665,908     657,449
  Obligations under capital leases....................     510,854     474,841
  Regulatory liabilities..............................     728,922     668,301
  Other...............................................   1,444,692   1,314,448
                                                       ----------- -----------
                                                       $ 8,574,664 $ 8,339,533
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,415,273 $23,217,100
                                                       =========== ===========

  *As described in Note 8 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. The sole asset of ComEd Financing II, also a subsidiary trust of ComEd, is $154.6 million principle amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027.

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       MARCH 31,   DECEMBER 31,
                                                         1997          1996
                                                      -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,225,017 shares and 214,218,454
    shares, respectively............................. $ 2,677,813  $ 2,677,731
  Premium on common stock and other paid-in capital..   2,223,513    2,223,396
  Capital stock and warrant expense..................     (15,990)     (15,990)
  Retained earnings..................................   1,183,414    1,157,956
                                                      -----------  -----------
                                                      $ 6,068,750  $ 6,043,093
                                                      -----------  -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957  $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--68,741 shares and 75,003 shares, re-
    spectively.......................................       2,186        2,385
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --           --
                                                      -----------  -----------
                                                      $   507,143  $   507,342
                                                      -----------  -----------
Preference Stock Subject to Mandatory Redemption Re-
 quirements:
  Preference stock, cumulative, without par value--
   Outstanding--2,496,775 shares..................... $   248,589  $   248,589
  Current redemption requirements for preference
   stock included in current liabilities.............     (30,688)     (30,688)
                                                      -----------  -----------
                                                      $   217,901  $   217,901
                                                      -----------  -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts..................... $   350,000  $   200,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1997 through 2001--5 3/8% to 9 3/8%..... $   970,000  $ 1,120,000
    Maturing 2002 through 2011--3.45% to 8 3/8%......   1,640,400    1,640,400
    Maturing 2012 through 2021--5.85% to 9 7/8%......   1,191,000    1,391,000
    Maturing 2022 through 2023--7 3/4% to 8 5/8%.....   1,160,000    1,160,000
                                                      -----------  -----------
                                                      $ 4,961,400  $ 5,311,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     103,273      105,164
  Pollution control obligations, due 2007 through
   2014--3.45% to 5 7/8%.............................     142,200      142,200
  Other long-term debt...............................   1,136,890      986,932
  Deposit for retirement of long-term debt...........      (2,331)         --
  Current maturities of long-term debt included in
   current liabilities...............................    (448,269)    (538,534)
  Unamortized net debt discount and premium..........     (49,623)     (49,558)
                                                      -----------  -----------
                                                      $ 5,843,540  $ 5,957,604
                                                      -----------  -----------
                                                      $12,987,334  $12,925,940
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                      THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                           MARCH 31             MARCH 31
                                      ------------------- ---------------------
                                         1997      1996      1997       1996
                                      ---------- -------- ---------- ----------
                                               (THOUSANDS OF DOLLARS)
Balance at Beginning of Period....... $1,157,956 $821,848 $  875,547 $  521,795
Add--Net income......................    126,675  155,891    714,152    766,000
                                      ---------- -------- ---------- ----------
                                      $1,284,631 $977,739 $1,589,699 $1,287,795
                                      ---------- -------- ---------- ----------
Deduct--
   Dividends declared on--
    Common stock..................... $   85,690 $ 85,678 $  342,744 $  342,711
    Preferred and preference stocks..     15,527   16,514     63,108     66,461
   Other capital stock transactions--
    net..............................        --       --         433      3,076
                                      ---------- -------- ---------- ----------
                                      $  101,217 $102,192 $  406,285 $  412,248
                                      ---------- -------- ---------- ----------
Balance at End of Period............. $1,183,414 $875,547 $1,183,414 $  875,547
                                      ========== ======== ========== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31                MARCH 31
                                 --------------------  ------------------------
                                   1997       1996        1997         1996
                                 ---------  ---------  -----------  -----------
                                           (THOUSANDS OF DOLLARS)
Cash Flow from Operating Activ-
 ities:
 Net income....................  $ 126,675  $ 155,891  $   714,152  $   766,000
 Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Depreciation and amortiza-
    tion.......................    258,714    240,874    1,006,783      950,946
   Deferred income taxes and
    investment tax credits--
    net........................     19,967     16,208      128,616      164,222
   Extraordinary loss related
    to early redemption of
    long-term debt.............        --         --           --        33,158
   Equity component of
    allowance for funds used
    during construction........     (5,080)    (4,698)     (21,158)     (15,735)
   Recovery of regulatory as-
    sets.......................      3,818      3,818       15,272       15,272
   Provisions/(payments) for
    liability for separation
    costs--net.................       (626)   (32,303)       1,790       28,030
   Net effect on cash flows of
    changes in:
     Receivables...............     23,492    110,684      (19,304)     (60,547)
     Coal and fuel oil.........    (32,275)   (15,491)     (27,970)     (24,171)
     Materials and supplies....        (30)    (1,603)      10,627       35,863
     Accounts payable excluding
      nuclear fuel lease
      principal payments and
      separation costs--net....      5,580    (65,812)     181,829      382,437
     Accrued interest and tax-
      es.......................     65,892     49,644      (20,773)     (39,139)
     Other changes in certain
      current assets and
      liabilities..............     (8,148)     9,271       (3,654)      29,266
   Other--net..................     65,902      3,491      167,955       65,526
                                 ---------  ---------  -----------  -----------
                                 $ 523,881  $ 469,974  $ 2,134,165  $ 2,331,128
                                 ---------  ---------  -----------  -----------
Cash Flow from Investing Activ-
 ities:
 Construction expenditures.....  $(209,706) $(280,834) $  (878,744) $  (979,182)
 Nuclear fuel expenditures.....    (48,773)   (34,419)    (296,187)    (284,680)
 Equity component of allowance
  for funds used during
  construction.................      5,080      4,698       21,158       15,735
 Contributions to nuclear
  decommissioning funds........    (80,181)   (83,178)    (116,284)    (119,602)
 Other investments and special
  deposits.....................    (24,302)       (48)     (24,307)      27,619
                                 ---------  ---------  -----------  -----------
                                 $(357,882) $(393,781) $(1,294,364) $(1,340,110)
                                 ---------  ---------  -----------  -----------
Cash Flow from Financing Activ-
 ities:
 Issuance of securities--
  Long-term debt...............  $ 297,663  $     --   $   496,565  $       --
  Preferred securities of sub-
   sidiary trusts..............    150,000        --       150,000      200,000
  Capital stock................        199         25          843          104
 Retirement and redemption of
  securities--
  Long-term debt...............   (501,911)       (41)    (933,855)  (1,107,677)
  Capital stock................       (199)       (25)     (44,687)     (17,927)
 Deposits and securities held
  for retirement and
  redemption of securities.....     (2,331)    (3,618)       1,287       (1,838)
 Premium paid on early redemp-
  tion of long-term debt.......     (9,500)       --        (9,500)     (25,823)
 Cash dividends paid on capi-
  tal stock....................   (105,456)  (102,192)    (428,028)    (413,993)
 Proceeds from sale/leaseback
  of nuclear fuel..............     44,470    124,213      236,875      202,088
 Nuclear fuel lease principal
  payments.....................    (49,550)   (56,051)    (205,241)    (231,111)
 Increase (Decrease) in short-
  term borrowings..............      1,000    (32,600)    (105,800)     228,400
                                 ---------  ---------  -----------  -----------
                                 $(175,615) $ (70,289) $  (841,541) $(1,167,777)
                                 ---------  ---------  -----------  -----------
Increase (Decrease) in Cash and
 Temporary Cash Investments....  $  (9,616) $   5,904  $    (1,740) $  (176,759)
Cash and Temporary Cash
 Investments at Beginning of
 Period........................     28,890     15,110       21,014      197,773
                                 ---------  ---------  -----------  -----------
Cash and Temporary Cash Invest-
 ments at End of Period........  $  19,274  $  21,014  $    19,274  $    21,014
                                 =========  =========  ===========  ===========

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $152 million and $158 million for the three months ended March 31, 1997 and 1996, respectively, and $614 million and $674 million for the twelve months ended March 31, 1997 and 1996, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 1997 and 1996 was as follows:

                                       THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                            MARCH 31            MARCH 31
                                       ------------------- -------------------
                                         1997      1996      1997      1996
                                       --------- --------- --------- ---------
                                               (THOUSANDS OF DOLLARS)
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capital-
    ized)............................. $ 157,735 $ 156,610 $ 534,623 $ 589,557
   Income taxes (net of refunds)...... $  6,998  $     --  $ 245,918 $ 399,263
Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
 Capital lease obligations incurred... $  46,397 $ 125,492 $ 241,879 $ 207,259

  (2) RATE MATTERS. See Unicom's Note 2 of Notes to Financial Statements.

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At March 31, 1997 the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--22,806,775 shares; $1.425 convertible preferred stock-- 68,741 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (4) COMMON STOCK. At March 31, 1997, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 70,115
      Conversion of warrants............................................. 25,831
                                                                          ------
                                                                          95,946
                                                                          ======

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  During the three months and twelve months ended March 31, 1997 and 1996, shares of common stock were issued as follows:

                                       THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                            MARCH 31              MARCH 31
                                       -------------------- --------------------
                                         1997       1996       1997      1996
                                       ---------- --------- ---------- ---------
Conversion of $1.425 convertible
 preferred stock......................      6,382      801      27,727     3,361
Conversion of warrants................        181       63       1,476       232
                                       ---------- --------  ---------- ---------
                                            6,563      864      29,203     3,593
                                       ========== ========  ========== =========

  At March 31, 1997 and December 31, 1996, 77,494 and 78,045 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  (5) STOCK OPTION AWARDS/EMPLOYEE STOCK PURCHASE PLAN. See Unicom's Note 5 of Notes to Financial Statements.

  (6) PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. See Unicom's Note 6 of Notes to Financial Statements.

  (7) PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. See Unicom's Note 7 of Notes to Financial Statements.

  (8) COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS. See Unicom's Note 8 of Notes to Financial Statements.

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

  (11) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 11 of Notes to Financial Statements.

  (12) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 12 of Notes to Financial Statements.

  (13) PENSION BENEFITS. See Unicom's Note 13 of Notes to Financial
Statements.

  (14) POSTRETIREMENT BENEFITS. See Unicom's Note 14 of Notes to Financial Statements.

  (15) SEPARATION PLAN COSTS. See Unicom's Note 15 of Notes to Financial Statements.

  (16) INCOME TAXES. The components of the net deferred income tax liability at March 31, 1997 and December 31, 1996 were as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                           1997         1996
                                                        ----------  ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized
  depreciation, net of removal costs..................  $3,510,137   $3,507,916
 Overheads capitalized................................     257,237      261,437
 Repair allowance.....................................     225,543      228,426
 Regulatory assets recoverable through future rates...   1,696,031    1,649,037
Deferred income tax assets:
 Postretirement benefits..............................    (278,966)    (269,153)
 Unbilled revenues....................................    (128,026)    (136,406)
 Alternative minimum tax..............................     (44,448)     (80,159)
 Unamortized investment tax credits to be settled
  through future rates................................    (425,112)    (430,297)
 Other regulatory liabilities to be settled through
  future rates........................................    (303,810)    (238,004)
 Other--net...........................................     (45,435)     (43,882)
                                                        ----------   ----------
Net deferred income tax liability.....................  $4,463,151   $4,448,915
                                                        ==========   ==========

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The $14 million increase in the net deferred income tax liability from December 31, 1996 to March 31, 1997 is comprised of a $28 million increase in deferred income tax expense and a $14 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The effects of an income tax refund related to prior years increased net income by $26 million or $0.12 per common share for the twelve months ended March 31, 1997.

  The components of net income tax expense charged to continuing operations for the three months and twelve months ended March 31, 1997 and 1996 were as follows:

                                           THREE MONTHS       TWELVE MONTHS
                                              ENDED               ENDED
                                             MARCH 31           MARCH 31
                                         -----------------  ------------------
                                          1997      1996      1997      1996
                                         -------  --------  --------  --------
                                               (THOUSANDS OF DOLLARS)
Electric operating income:
 Current income taxes..................  $68,750  $ 88,901  $319,366  $367,794
 Deferred income taxes.................   27,927    24,078   160,112   195,017
 Investment tax credits deferred--net..   (7,897)   (7,167)  (34,109)  (28,697)
Other (income) and deductions..........     (283)   (4,126)   (3,543)  (11,584)
                                         -------  --------  --------  --------
Net income taxes charged to continuing
 operations............................  $88,497  $101,686  $441,826  $522,530
                                         =======  ========  ========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1997 and 1996:

                                   THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                        MARCH 31               MARCH 31
                                   --------------------  ----------------------
                                     1997       1996        1997        1996
                                   ---------  ---------  ----------  ----------
Pre-tax book income (thousands)... $ 215,172  $ 257,577  $1,155,978  $1,308,552
Effective income tax rate.........      41.1%      39.5%       38.2%       39.9%

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 1997 and 1996 were as follows:

                                           THREE MONTHS       TWELVE MONTHS
                                              ENDED               ENDED
                                             MARCH 31           MARCH 31
                                         -----------------  ------------------
                                          1997      1996      1997      1996
                                         -------  --------  --------  --------
                                               (THOUSANDS OF DOLLARS)
Federal income taxes computed at
 statutory rate......................... $75,310  $ 90,152  $404,592  $457,993
Equity component of AFUDC which was
 excluded from taxable income...........  (1,778)   (1,644)   (7,405)   (5,507)
Amortization of investment tax credits..  (7,897)   (7,167)  (34,109)  (28,697)
State income taxes, net of federal
 income taxes...........................  11,647    13,402    56,625    68,978
Differences between book and tax
 accounting, primarily property-related
 deductions.............................  10,297     5,882    18,592    45,148
Other--net..............................     918     1,061     3,531   (15,385)
                                         -------  --------  --------  --------
Net income taxes charged to continuing
 operations............................. $88,497  $101,686  $441,826  $522,530
                                         =======  ========  ========  ========

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

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

  (17) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1997 and 1996 were as follows:

                                                                 TWELVE MONTHS
                                           THREE MONTHS ENDED        ENDED
                                                MARCH 31           MARCH 31
                                           ------------------- -----------------
                                             1997      1996      1997     1996
                                           --------- --------- -------- --------
                                                  (THOUSANDS OF DOLLARS)
Illinois public utility revenue........... $  54,255 $  58,511 $222,806 $231,879
Illinois invested capital.................    26,190    26,154  104,699  105,688
Municipal utility gross receipts..........    42,503    41,579  169,640  171,292
Real estate...............................    39,168    45,128  124,025  174,043
Municipal compensation....................    19,710    19,095   79,159   79,907
Other--net................................    23,775    27,663   69,809   77,591
                                           --------- --------- -------- --------
                                           $ 205,601 $ 218,130 $770,138 $840,400
                                           ========= ========= ======== ========

  The reduction in ComEd's real estate taxes for the twelve months ended March 31, 1997 primarily results from ongoing challenges by ComEd of the methodology used by local taxing authorities to assess the value of ComEd's nuclear generating stations. Approximately half of the reduction in ComEd's real estate taxes in the recent twelve-month period is related to the year 1995.

  (18) LEASE OBLIGATIONS. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes, to finance the transactions. With respect to the commercial paper/bank borrowing portion, $100 million will expire on November 23, 1998 and $200 million will expire on November 23, 1999. With respect to the intermediate term notes, a portion expires in November 1997, and each November thereafter, through November 2001 and in November 2003. At March 31, 1997, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $683 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at March 31, 1997 for capital leases are estimated to aggregate $779 million, including $139 million in 1997, $232 million in 1998, $179 million in 1999, $107 million in 2000, $64 million in 2001 and $58 million in 2002-2005. The estimated interest component of such rental payments aggregates $97 million. The estimated portions of obligations due within one year under capital leases of $139 million and $174 million at March 31, 1997 and December 31, 1996, respectively, were included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at March 31, 1997 for operating leases are estimated to aggregate $153 million, including $12 million in 1997, $16 million in 1998, $14 million in 1999, $11 million in 2000, $9 million in 2001 and $91 million in 2002-2024.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--CONCLUDED
  (19) JOINT PLANT OWNERSHIP. See Unicom's Note 19 of Notes to Financial Statements.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


  Since January 1, 1997, civil penalties were imposed on ComEd on three occasions for violations of NRC regulations in amounts aggregating $850,000. To ComEd's knowledge, there are five current enforcement issues outstanding and under review by the NRC.

  As described under "Part I, Item 3. Legal Proceedings" in Unicom's and ComEd's Annual Report on Form 10-K for the year ended December 31, 1996, certain Ogle County taxing bodies appealed certain decisions which led to a lower property tax assessment for ComEd's Byron nuclear generating station. The Illinois Appellate Court affirmed the decisions; however, on April 2, 1997, the Illinois Supreme Court accepted an appeal by the taxing bodies from the Illinois Appellate Court decision.

  CERCLA provides for immediate response and removal actions coordinated by the U.S. EPA to releases of hazardous substances into the environment and authorizes the U.S. Government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the U.S. EPA on the NPL. These responsible parties can be ordered to perform a cleanup, can be sued for costs associated with a U.S. EPA directed cleanup, may voluntarily settle with the U.S. Government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. ComEd and its subsidiaries are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA. See Note 20 of Notes to Financial Statements for information regarding costs associated with investigating and remediating former MGP sites.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1996 or in these Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1997, which could have such an effect.

  FORWARD LOOKING INFORMATION. Certain portions of these Quarterly Reports contain forward looking statements with respect to the consequences of future events, including estimates of costs associated with certain actions and outcomes. Unforeseen events or conditions may require changes in the factors affecting such estimates and the projected results thereof. Consequently, actual results could differ materially from the estimates presented. See "Liquidity and Capital Resources--Construction Program" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding certain caveats affecting forward looking statements. Forward looking information is contained in various sections of these reports, including, without limitation, (i) Note 1 of Notes to Financial Statements, under "Depreciation and Decommissioning Costs" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" subcaption "Regulation--Nuclear Matters" with respect to the estimated costs of decommissioning nuclear generating stations, (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations" subcaption "Liquidity and Capital Resources--Construction Program," regarding ComEd's construction program budget and the early retirement of ComEd's Zion nuclear generating station and (iii) "Part II. Other Information, Item 1. Legal Proceedings" and Note 20 of Notes to Financial Statements, regarding cleanup costs associated with MGP and other remediation sites.

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

  (b) Reports on Form 8-K

    A current Report on Form 8-K dated January 29, 1997 was filed by Unicom and ComEd describing the NRC's determination that Dresden nuclear generating station should remain on the NRC's list of plants to be monitored closely and that LaSalle and Zion should be added to that list.

    A Current Report on Form 8-K dated January 31, 1997 was filed containing Unicom's consolidated financial statements as of, and for the year ended, December 31, 1996.

    A Current Report on Form 8-K dated January 31, 1997 was filed containing ComEd's consolidated financial statements as of, and for the year ended, December 31, 1996.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 9th day of May, 1997. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX


     Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended March 31, 1997:

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