Form 10-Q
period 1997-06-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1997-08-13
CIK 918040, 22606

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

Common Stock outstanding at July 31, 1997:
    Unicom Corporation                           216,407,283 shares
    Commonwealth Edison Company                  214,226,474 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                         QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1997 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward looking statements; and reference is made to page 61 for the location and character of such statements.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Income for the three months, six months
     and twelve months ended June 30, 1997 and 1996......................     5
    Consolidated Balance Sheets--June 30, 1997 and December 31, 1996.....   6-7
    Statements of Consolidated Capitalization--June 30, 1997 and December
     31, 1996............................................................     8
    Statements of Consolidated Retained Earnings for the three months,
     six months and twelve months ended June 30, 1997 and 1996...........     9
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 1997 and 1996...............    10
    Notes to Financial Statements........................................ 11-32
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 33-47
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    48
    Statements of Consolidated Income for the three months, six months
     and twelve months ended June 30, 1997 and 1996......................    49
    Consolidated Balance Sheets--June 30, 1997 and December 31, 1996..... 50-51
    Statements of Consolidated Capitalization--June 30, 1997 and December
     31, 1996............................................................    52
    Statements of Consolidated Retained Earnings for the three months,
     six months and twelve months ended June 30, 1997 and 1996...........    53
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 1997 and 1996...............    54
    Notes to Financial Statements........................................ 55-58
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    59
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 60-61
  Item 4. Submission of Matters to a Vote of Security Holders............ 61-62
  Item 6. Exhibits and Reports on Form 8-K...............................    62
SIGNATURES...............................................................    63

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

         TERM                                  MEANING
 -------------------- ---------------------------------------------------------
 AFUDC                Allowance for funds used during construction
 AMT                  Alternative minimum tax
 APB                  Accounting Principles Board
 CERCLA               Comprehensive Environmental Response, Compensation and
                       Liability Act of 1980, as amended
 CFC                  Chlorofluorocarbon
 Clean Air Amendments Clean Air Act Amendments of 1990
 ComEd                Commonwealth Edison Company
 Cotter               Cotter Corporation, which is a wholly-owned subsidiary of
                       ComEd.
 DOE                  U.S. Department of Energy
 EITF                 Emerging Issues Task Force of the FASB
 EMFs                 Electric and magnetic fields
 EPS                  Earnings per Share
 ESPP                 Employee Stock Purchase Plan
 FASB                 Financial Accounting Standards Board
 FERC                 Federal Energy Regulatory Commission
 FERC Order           FERC Open Access Order No. 888 issued in April 1996
 GAAP                 Generally Accepted Accounting Principles
 ICC                  Illinois Commerce Commission
 Indiana Company      Commonwealth Edison Company of Indiana, Inc., which is a
                       wholly-owned subsidiary of ComEd.
 ISO                  Independent System Operator
 MGP                  Manufactured gas plant
 NEIL                 Nuclear Electric Insurance Limited
 NLRB                 National Labor Relations Board
 NML                  Nuclear Mutual Limited
 NPL                  National Priorities List
 NRC                  Nuclear Regulatory Commission
 O&M                  Operation and Maintenance
 Rate Order           ICC rate order issued in January 1995, as subsequently
                       modified
 Remand Order         ICC rate order issued in January 1993, as subsequently
                       modified
 RDI                  Resource Data International Inc., a consulting firm
 SEC                  Securities and Exchange Commission
 SFAS                 Statement of Financial Accounting Standards
 S&P                  Standard & Poor's
 Trusts               ComEd Financing I and ComEd Financing II, which are
                       wholly-owned subsidiary trusts of ComEd.
 Unicom               Unicom Corporation
 Unicom Enterprises   Unicom Enterprises Inc., which is a wholly-owned
                       subsidiary of Unicom.
 Unicom Resources     Unicom Resources Inc., which is a wholly-owned subsidiary
                       of Unicom.
 Unicom Thermal       Unicom Thermal Technologies Inc., which is a wholly-owned
                       subsidiary of Unicom Enterprises.
 Units                ComEd's nuclear generating units known as Byron Unit 2
                       and Braidwood Units 1 and 2
 U.S. EPA             U.S. Environmental Protection Agency

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of June 30, 1997 and December 31, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of June 30, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP

Chicago, Illinois
August 8, 1997

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, six months and twelve months ended June 30, 1997 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                 JUNE 30                 JUNE 30                 JUNE 30
                          ----------------------  ----------------------  ----------------------
                             1997        1996        1997        1996        1997        1996
                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues......  $1,651,283  $1,547,913  $3,401,595  $3,231,842  $7,106,777  $7,004,231
                          ----------  ----------  ----------  ----------  ----------  ----------
Operating Expenses and
 Taxes:
 Fuel...................  $  308,722  $  254,557  $  617,790  $  538,532  $1,237,114  $1,096,946
 Purchased power........     119,333      33,061     183,640      64,500     264,440     118,892
 Operation and
  maintenance...........     642,291     536,822   1,212,537   1,050,524   2,323,905   2,183,878
 Depreciation...........     246,771     230,176     496,631     461,101     989,231     909,183
 Recovery of regulatory
  assets................       3,818       3,818       7,636       7,636      15,272      15,272
 Taxes (except income)..     192,065     159,466     397,763     377,705     803,589     811,307
 Income taxes...........      16,148      84,092     111,001     195,564     404,979     545,521
 Investment tax credits
  deferred--net ........      (7,897)     (7,165)    (15,794)    (14,332)    (34,840)    (28,685)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,521,251  $1,294,827  $3,011,204  $2,681,230  $6,003,690  $5,652,314
                          ----------  ----------  ----------  ----------  ----------  ----------
Operating Income........  $  130,032  $  253,086  $  390,391  $  550,612  $1,103,087  $1,351,917
                          ----------  ----------  ----------  ----------  ----------  ----------
Other Income and
 (Deductions):
 Interest on long-term
  debt..................  $ (121,644) $ (130,380) $ (248,612) $ (261,241) $ (502,656) $ (545,688)
 Interest on notes
  payable...............      (3,298)     (4,436)     (5,249)     (8,687)     (9,869)    (11,595)
 Allowance for funds
  used during
  construction--
   Borrowed funds.......       4,952       6,367       9,004      11,265      17,164      17,525
   Equity funds.........       5,706       6,068      10,786      10,766      20,797      18,026
 Income taxes
  applicable to
  nonoperating
  activities............       2,052         790       2,418       5,066       5,165       9,682
 Provision for
  dividends--
  Preferred and
   preference stocks of
   ComEd................     (15,485)    (16,472)    (31,012)    (32,986)    (62,450)    (69,172)
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of
   subsidiary trusts....      (7,428)     (4,240)    (14,076)     (8,480)    (22,556)    (12,908)
 Miscellaneous--net.....     (12,489)    (10,470)    (20,135)    (29,070)    (26,311)    (58,476)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $ (147,634) $ (152,773) $ (296,876) $ (313,367) $ (580,716) $ (652,606)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income (Loss) Before
 Extraordinary Item.....  $  (17,602) $  100,313  $   93,515  $  237,245  $  522,371  $  699,311
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --      (20,022)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income (Loss).......  $  (17,602) $  100,313  $   93,515  $  237,245  $  522,371  $  679,289
                          ==========  ==========  ==========  ==========  ==========  ==========
Average Number of Common
 Shares Outstanding.....     216,368     215,438     216,211     215,343     215,934     215,087
Earnings (Loss) per
 Common Share Before
 Extraordinary Item.....      $(0.08)      $0.47       $0.43       $1.10       $2.42       $3.25
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --        (0.09)
                          ----------  ----------  ----------  ----------  ----------  ----------
Earnings (Loss) per
 Common Share...........      $(0.08)      $0.47       $0.43       $1.10       $2.42       $3.16
                          ==========  ==========  ==========  ==========  ==========  ==========
Cash Dividends Declared
 per Common Share.......      $ 0.40       $0.40       $0.80       $0.80       $1.60       $1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,    DECEMBER 31,
                       ASSETS                            1997          1996
                       ------                         -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,143 million
   and $1,034 million, respectively)................. $28,253,144  $27,900,632
  Less--Accumulated provision for depreciation.......  12,038,829   11,479,991
                                                      -----------  -----------
                                                      $16,214,315  $16,420,641
  Nuclear fuel, at amortized cost....................     822,373      805,623
                                                      -----------  -----------
                                                      $17,036,688  $17,226,264
                                                      -----------  -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 1,712,464  $ 1,456,360
  Subsidiary companies...............................     114,251      113,888
  Other, at cost.....................................     181,399      146,302
                                                      -----------  -----------
                                                      $ 2,008,114  $ 1,716,550
                                                      -----------  -----------
Current Assets:
  Cash............................................... $     9,368  $     8,727
  Temporary cash investments.........................      86,793       51,821
  Other cash investments.............................       7,932           --
  Special deposits...................................         466        1,610
  Receivables--
    Customers........................................     562,836      568,155
    Other............................................      68,620      109,835
    Provisions for uncollectible accounts............     (13,747)     (12,893)
  Coal and fuel oil, at average cost.................     180,150      140,362
  Materials and supplies, at average cost............     323,944      324,485
  Deferred unrecovered energy costs..................      80,291      104,651
  Deferred income taxes related to current assets and
   liabilities.......................................     114,213      120,185
  Prepayments and other..............................      38,734       35,872
                                                      -----------  -----------
                                                      $ 1,459,600  $ 1,452,810
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,524,259  $ 2,434,807
  Unrecovered energy costs...........................     387,468      444,009
  Other..............................................     107,893      113,530
                                                      -----------  -----------
                                                      $ 3,019,620  $ 2,992,346
                                                      -----------  -----------
                                                      $23,524,022  $23,387,970
                                                      ===========  ===========



   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,   DECEMBER 31,
            CAPITALIZATION AND LIABILITIES                1997         1996
            ------------------------------             ----------- ------------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 6,031,775 $ 6,104,380
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........     507,103     507,342
    Subject to mandatory redemption requirements......     202,035     217,901
  ComEd-obligated mandatorily redeemable preferred
   securities of subsidiary trusts*...................     350,000     200,000
  Long-term debt......................................   5,820,182   6,069,534
                                                       ----------- -----------
                                                       $12,911,095 $13,099,157
                                                       ----------- -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $   256,000 $   121,000
    Bank loans........................................       7,750       7,750
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease obligations
   of subsidiary companies............................     713,883     745,665
  Accounts payable....................................     413,627     469,815
  Accrued interest....................................     170,443     168,750
  Accrued taxes.......................................     199,757     171,104
  Dividends payable...................................     107,624     101,850
  Customer deposits...................................      54,733      51,585
  Other...............................................     100,498      98,567
                                                       ----------- -----------
                                                       $ 2,024,315 $ 1,936,086
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,545,639 $ 4,574,342
  Accumulated deferred investment tax credits.........     639,868     655,662
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     674,704     657,449
  Obligations under capital leases of subsidiary
   companies..........................................     524,574     476,668
  Regulatory liabilities..............................     723,922     668,301
  Other...............................................   1,479,905   1,320,305
                                                       ----------- -----------
                                                       $ 8,588,612 $ 8,352,727
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,524,022 $23,387,970
                                                       =========== ===========

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       JUNE 30,    DECEMBER 31,
                                                         1997          1996
                                                      -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--216,407,201 shares and 215,954,625
    shares, respectively (excludes $7 million and $4
    million as of June 30, 1997 and December 31,
    1996, respectively, held by trustee for Unicom
    Stock Bonus Deferral Plan)....................... $ 4,936,836  $ 4,929,909
  Preference stock expense of ComEd..................      (3,518)      (3,526)
  Retained earnings..................................   1,098,457    1,177,997
                                                      -----------  -----------
                                                      $ 6,031,775  $ 6,104,380
                                                      -----------  -----------
Preferred and Preference Stocks of ComEd:
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957  $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--67,491 shares and 75,003 shares,
      respectively...................................       2,146        2,385
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding...........................         --           --
                                                      -----------  -----------
                                                      $   507,103  $   507,342
                                                      -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--2,466,775 shares and 2,496,775
      shares, respectively........................... $   245,609  $   248,589
    Current redemption requirements for preference
     stock included
     in current liabilities..........................     (43,574)     (30,688)
                                                      -----------  -----------
                                                      $   202,035  $   217,901
                                                      -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts..................... $   350,000  $   200,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1997 through 2001--5 3/8% to 9 3/8%..... $   920,000  $ 1,120,000
    Maturing 2002 through 2011--4.15% to 8 3/8%......   1,640,400    1,640,400
    Maturing 2012 through 2021--5.85% to 9 7/8%......   1,191,000    1,391,000
    Maturing 2022 through 2023--7 3/4% to 8 5/8%.....   1,160,000    1,160,000
                                                      -----------  -----------
                                                      $ 4,911,400  $ 5,311,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     100,597      105,164
  Pollution control obligations, due 2007 through
   2014--4.10% to 5 7/8%.............................     142,200      142,200
  Other long-term debt...............................   1,248,819    1,100,833
  Deposit for retirement of long-term debt...........        (229)         --
  Current maturities of long-term debt included in
   current liabilities...............................    (534,077)    (540,505)
  Unamortized net debt discount and premium..........     (48,528)     (49,558)
                                                      -----------  -----------
                                                      $ 5,820,182  $ 6,069,534
                                                      -----------  -----------
                                                      $12,911,095  $13,099,157
                                                      ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                          THREE MONTHS ENDED      SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                JUNE 30                JUNE 30               JUNE 30
                         ---------------------- --------------------- ---------------------
                            1997        1996       1997       1996       1997       1996
                         ----------  ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................. $1,202,631  $  907,723 $1,177,997 $  856,893 $  921,822 $  586,714
Add--Net income (loss)..    (17,602)    100,313     93,515    237,245    522,371    679,289
                         ----------  ---------- ---------- ---------- ---------- ----------
                         $1,185,029  $1,008,036 $1,271,512 $1,094,138 $1,444,193 $1,266,003
                         ----------  ---------- ---------- ---------- ---------- ----------
Deduct--
   Cash dividends
    declared on
    common stock........ $   86,565  $   86,207 $  173,048 $  172,309 $  345,631 $  344,211
   Other capital stock
    transactions--net...          7           7          7          7        105        (30)
                         ----------  ---------- ---------- ---------- ---------- ----------
                         $   86,572  $   86,214 $  173,055 $  172,316 $  345,736 $  344,181
                         ----------  ---------- ---------- ---------- ---------- ----------
Balance at End of
 Period................. $1,098,457  $  921,822 $1,098,457 $  921,822 $1,098,457 $  921,822
                         ==========  ========== ========== ========== ========== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED     SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                JUNE 30               JUNE 30                 JUNE 30
                          --------------------  --------------------  ------------------------
                            1997       1996       1997       1996        1997         1996
                          ---------  ---------  ---------  ---------  -----------  -----------
                                              (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income (loss)......  $ (17,602) $ 100,313  $  93,515  $ 237,245  $   522,371  $   679,289
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization........    257,231    238,539    516,686    479,727    1,027,738      952,257
   Deferred income taxes
    and investment tax
    credits--net........     (3,237)    26,060     18,391     42,320      105,768      164,711
   Extraordinary loss
    related to early
    redemption of long-
    term debt...........        --         --         --         --           --        33,158
   Equity component of
    allowance for funds
    used during
    construction........     (5,706)    (6,068)   (10,786)   (10,766)     (20,797)     (18,026)
   Recovery of
    regulatory assets...      3,818      3,818      7,636      7,636       15,272       15,272
   Provisions (payments)
    for liability for
    separation costs--
    net.................      1,428      2,373        802    (29,930)         845       30,223
   Net effect on cash
    flows of changes in:
     Receivables........     23,421     25,443     47,388    142,487      (25,393)     (27,252)
     Coal and fuel oil..     (7,513)   (22,314)   (39,788)   (37,805)     (13,169)     (33,683)
     Materials and
      supplies..........        571     (7,149)       541     (8,752)      18,347       24,239
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and separation
      costs--net........     29,949     22,452     30,848    (49,663)     186,945      332,131
     Accrued interest
      and taxes.........    (29,285)    18,965     30,346     60,195      (76,906)     (31,039)
     Other changes in
      certain current
      assets and
      liabilities.......     31,422    (17,869)    23,527     (8,455)      45,830        8,294
   Other--net...........     44,285     18,817    128,582     24,932      172,582       33,600
                          ---------  ---------  ---------  ---------  -----------  -----------
                          $ 328,782  $ 403,380  $ 847,688  $ 849,171  $ 1,959,433  $ 2,163,174
                          ---------  ---------  ---------  ---------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(227,768) $(254,671) $(462,249) $(543,226) $  (901,297) $(1,078,420)
 Nuclear fuel
  expenditures..........    (41,943)  (109,184)   (90,716)  (143,603)    (228,946)    (321,567)
 Equity component of
  allowance for funds
  used during
  construction..........      5,706      6,068     10,786     10,766       20,797       18,026
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --     (80,181)   (83,178)    (116,284)    (119,602)
 Other investments and
  special deposits......     (4,942)       --     (34,881)      (298)     (36,698)        (750)
                          ---------  ---------  ---------  ---------  -----------  -----------
                          $(268,947) $(357,787) $(657,241) $(759,539) $(1,262,428) $(1,502,313)
                          ---------  ---------  ---------  ---------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $  20,000  $ 231,902  $ 317,663  $ 231,902  $   337,663  $   268,902
  Preferred securities
   of subsidiary
   trusts...............        --         --     150,000        --       150,000      200,000
  Capital stock.........      3,536      5,885      9,313      6,521       20,546       22,261
 Retirement and
  redemption of
  securities--
  Long-term debt........    (72,570)  (267,056)  (576,453)  (268,196)    (741,341)  (1,113,805)
  Capital stock.........     (3,040)    (3,082)    (3,239)    (3,107)     (44,645)     (18,004)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............      2,102      2,643       (229)      (975)         746         (598)
 Premium paid on early
  redemption of long-
  term debt.............        --         --      (9,500)       --        (9,500)     (25,823)
 Cash dividends paid on
  common stock..........    (86,484)   (86,101)  (172,805)  (172,084)    (345,274)    (343,909)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     36,801     35,402     81,271    159,615      238,273      237,491
 Nuclear fuel lease
  principal payments....    (36,305)   (50,918)   (85,855)  (106,969)    (190,627)    (229,197)
 Increase (Decrease) in
  short-term
  borrowings............    134,000     98,850    135,000     66,250      (70,650)     287,250
                          ---------  ---------  ---------  ---------  -----------  -----------
                          $  (1,960) $ (32,475) $(154,834) $ (87,043) $  (654,809) $  (715,432)
                          ---------  ---------  ---------  ---------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $  57,875  $  13,118  $  35,613  $   2,589  $    42,196  $   (54,571)
Cash and Temporary Cash
 Investments at
 Beginning of Period....     38,286     40,847     60,548     51,376       53,965      108,536
                          ---------  ---------  ---------  ---------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $  96,161  $  53,965  $  96,161  $  53,965  $    96,161  $    53,965
                          =========  =========  =========  =========  ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  Corporate Structure and Basis of Presentation. Unicom was incorporated in January 1994 and became the parent holding company of ComEd and Unicom Enterprises in a corporate restructuring that became effective on September 1, 1994. ComEd, an electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary of Unicom and is engaged, through its subsidiaries, in energy service activities. Unicom Resources is also an unregulated subsidiary of Unicom and is engaged, through its subsidiaries, in the development of business ventures.

  The consolidated financial statements include the accounts of Unicom, ComEd, the Indiana Company, the Trusts and Unicom's unregulated subsidiaries. All significant intercompany transactions have been eliminated. ComEd's investments in other subsidiary companies, which are not material in relation to ComEd's financial position or results of operations, are accounted for in accordance with the equity method of accounting.

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

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at June 30, 1997 and December 31, 1996 were as follows:

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                                                          JUNE 30,  DECEMBER 31,
                                                            1997        1996
                                                         ---------- ------------
                                                         (THOUSANDS OF DOLLARS)
Regulatory assets:
  Deferred income taxes (1)............................. $1,646,700  $1,649,037
  Deferred carrying charges (2).........................    390,357     396,879
  Nuclear decommissioning costs--Dresden Unit 1 (3).....    271,522     174,621
  Unamortized loss on reacquired debt (4)...............    151,412     148,380
  Other.................................................     64,268      65,890
                                                         ----------  ----------
                                                         $2,524,259  $2,434,807
                                                         ==========  ==========
Regulatory liabilities:
  Deferred income taxes (1)............................. $  723,922  $  668,301
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

  If a portion of ComEd's operations was no longer subject to the provisions of SFAS No. 71 as a result of a change in regulation or the effects of competition, ComEd would be required to write-off any related regulatory assets and liabilities for which recovery or settlement is not provided through revenues of the operation that remain subject to the provisions of SFAS No. 71. In addition, ComEd would be required to determine any impairment to other assets and purchase contracts and write down such assets or contracts to their fair value.

  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was adopted in January 1996, established accounting standards for the impairment of long-lived assets. The SFAS also requires that regulatory assets, which are no longer probable of recovery through future revenue, be charged to earnings. SFAS No. 121 did not have an impact on ComEd's financial position or results of operations upon adoption.

  Deferred Unrecovered Energy Costs. The fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of June 30, 1997 and December 31, 1996, an asset related to the assessments of $161 million and $168 million, respectively, was recorded, of which the current portion of $16 million was included in current assets as deferred unrecovered energy costs on the Consolidated Balance Sheets. As of June 30, 1997 and December 31, 1996, a corresponding liability of $157 million was recorded, of which the current portion of $16 million was included in other current liabilities on the Consolidated Balance Sheets.

  At June 30, 1997 and December 31, 1996, ComEd had unrecovered fuel costs in the form of coal reserves of $311 million and $364 million, respectively. In prior years, ComEd's commitments for the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as coal is used for the generation of electricity; however, ComEd is not earning a return on the expenditures for coal reserves. Such fuel costs expected to be recovered within one year amounting to $69 million and $73 million at June 30, 1997 and December 31, 1996, respectively, have been included in current assets as deferred unrecovered energy costs on the Consolidated Balance Sheets. ComEd expects to fully recover the costs of the coal reserves by the year 2000. See Note 20 for additional information concerning ComEd's coal commitments.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately 8 million as of June 30, 1997. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately 3 million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended June 30, 1997. ComEd had 3.4 million electric customers at June 30, 1997.

  Depreciation and Decommissioning. ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at average annual rates of 3.33%, 3.34% and 3.35% for the three months, six months and twelve months ended June 30, 1997, respectively, of average depreciable utility plant and equipment, including the effects of additional depreciation on ComEd's nuclear generating units. Provisions for depreciation were at average annual rates of 3.14% for the three months, six months and twelve months ended June 30, 1996. The annual rate for nuclear plant and equipment, excluding separately collected decommissioning costs and additional depreciation, is 2.88%. The additional depreciation on ComEd's nuclear generating units includes depreciation related to its steam generators at Byron Unit 1 and Braidwood Unit 1, which are expected to be replaced prior to year-end 1998, of $15 million for the three months ended and $30 million for the six months and twelve months ended June 30, 1997. ComEd also recorded additional depreciation charges of $30 million on its nuclear generating units in the last half of 1996. See Note 2 for additional information.

  ComEd is currently evaluating the impact of the expected early retirement of its Zion nuclear generating station, which has a net book value of approximately $700 million, and other factors which may impact the composite nuclear depreciation rate, and whether any required additional depreciation would be recoverable under ComEd's rate cap initiative and the regulatory reform legislation currently being considered in Illinois. Any unrecoverable plant costs will be recognized as an expense when they are probable and estimable.

  Nuclear plant decommissioning costs are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each related generating

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES station. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's 12 operating units have remaining current NRC license lives ranging from 9 to 30 years. ComEd's first nuclear unit, Dresden Unit 1, is retired and is expected to be dismantled at the end of the current NRC license life of the last unit at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $4.6 billion in current-year (1997) dollars, including a contingency allowance. ComEd estimates that it will expend approximately $12.9 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Pursuant to the Rate Order, beginning in 1995, ComEd collects decommissioning costs from its ratepayers under a rider which allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding. The current estimated decommissioning costs include a contingency allowance. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. Under its most recent annual rider, filed with the ICC on February 28, 1997, ComEd has proposed to decrease its estimated annual decommissioning cost accrual from $108.8 million to $107.5 million. The reduction primarily reflects stronger than expected after-tax returns on the external trust funds in 1996 and lower than expected escalation in low-level waste disposal costs, partially offset by the higher current-year cost estimates which include a contingency allowance.

  The proposed annual decommissioning cost accrual of $107.5 million was determined using the following assumptions: the decommissioning cost estimate of $4.6 billion in current-year (1997) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.30% and 6.26%, respectively, as well as an escalation rate for future decommissioning costs of 4.1%. The annual accrual of $107.5 million provided over the current NRC license lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate approximately $12.9 billion.

  For the 12 operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of June 30, 1997, the total decommissioning costs included in the accumulated provision for depreciation were $1,745 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at June 30, 1997 in current-year (1997) dollars of $386 million was recorded as an other noncurrent liability and the unrecovered portion of the liability of $272 million was recorded as a regulatory asset on the Consolidated Balance Sheets. The increase from December 31, 1996 to June 30, 1997 in the total estimated liability related to Dresden Unit 1, and the unrecovered portion of that liability, is due to higher current-year cost estimates, which include a contingency allowance.

   Under Illinois law, decommissioning cost collections are required to be deposited into external trusts; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. At June 30, 1997, the past accruals that are required to be contributed to the external trusts aggregate $147 million. The fair value of funds accumulated in the external trusts at June 30, 1997 was $1,712 million, which includes pre-tax unrealized appreciation of $361 million. The earnings on the external trusts accumulate in the fund balance and accumulated provision for depreciation.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through the fuel adjustment clause. See Note 11 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $63 million and $84 million for the three months ended June 30, 1997 and 1996, respectively, $143 million and $179 million for the six months ended June 30, 1997 and 1996, respectively, and $318 million and $374 million for the twelve months ended June 30, 1997 and 1996, respectively.

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

  AFUDC. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 9.16% and 8.73% for the three months ended June 30, 1997 and 1996, respectively, 9.25% and 8.78% for the six months ended June 30, 1997 and 1996, respectively, and 9.26% and 9.11% for the twelve months ended June 30, 1997 and 1996, respectively. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $149 million and $158 million for the three months ended June 30, 1997 and 1996, respectively, $303 million and $317 million for the six months ended June 30, 1997 and 1996, respectively, and $612 million and $659 million for the twelve months ended June 30, 1997 and 1996, respectively.

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt of ComEd are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from ComEd's reacquisition in connection with the refinancing of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates is deferred and amortized over the lives of the long-term debt issued to finance the reacquisition.

  Stock Option Awards/Employee Stock Purchase Plan. Unicom has elected to adopt SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes only. Unicom accounts for its stock option awards and ESPP under APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 5 for additional information.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Earnings per Share. In February 1997, the FASB issued SFAS No. 128, Earnings per Share. The standard simplifies the computation of EPS required by existing rules. The new standard is effective for interim and annual periods ending after December 15, 1997; early adoption is not permitted. Had SFAS No. 128 been effective at June 30, 1997, there would have been no impact on Unicom or ComEd's reported EPS.

  Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income. The standard establishes rules for reporting and display of comprehensive income and its components. The new standard is effective for fiscal years beginning after December 15, 1997. Adoption of this statement will not have an impact on Unicom or ComEd's financial reports.

  Segment Reporting. In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The standard establishes requirements that public business enterprises report certain information about operating segments. The new statement is effective for fiscal years beginning after December 15, 1997. This statement may result in additional financial disclosures but will not impact Unicom or ComEd's financial position or results of operations.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 1997 and 1996 was as follows:

                          THREE MONTHS ENDED   SIX MONTHS ENDED  TWELVE MONTHS ENDED
                                JUNE 30             JUNE 30            JUNE 30
                          -------------------- ----------------- -------------------
                            1997       1996      1997     1996     1997      1996
                          --------- ---------- -------- -------- --------- ---------
                                            (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).    $98,665   $115,492 $259,593 $273,336  $524,608  $561,796
   Income taxes (net of
    refunds)............    $48,503   $  9,284 $ 55,501 $  9,284  $280,960  $354,460
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred by
  subsidiary companies..    $39,376   $ 36,994 $ 85,773 $162,486  $244,261  $242,820

  (2) RATE MATTERS. In January 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for an increase in ComEd's total revenues of approximately $302 million (excluding add-on revenue taxes) on an annual basis. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. The Rate Order was appealed by intervenors and ComEd to the Illinois Appellate Court, which issued a decision on May 30, 1997 affirming the Rate Order in all respects with the exception of two issues which it remanded to the ICC for the purpose of providing further analysis. Those issues relate to: (i) the manner in which certain costs are recovered and which customers should pay these costs, and (ii) the proper rate of return on common equity for ComEd. ComEd believes that the ICC can satisfy the Appellate Court's remand directions on the basis of the existing record from the ICC proceedings which led to the Rate Order. The Appellate Court's decision was not appealed and the matter has been returned to the ICC.

  With respect to the first of the issues remanded to the ICC, ComEd does not believe it will have any effect on the overall level of rates. With respect to the rate of return issue, the ICC had determined in the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

Rate Order that ComEd's cost of common equity was 12.28%. Intervenors had submitted testimony recommending a return on common equity of 11.50%. The Appellate Court decision requires the ICC to clarify the basis for certain of its findings relating to its rejection of the intervenors' recommendation and to analyze further how it arrived at its conclusions. The Appellate Court stated that after reanalyzing these bases, the ICC can determine whether or not the cost of common equity determination it adopted, should still be followed. Each tenth of one percent change in the common equity rate of return has an approximately $8 million effect on the level of annual rates. The Appellate Court's decision does not have any immediate effect on ComEd's rates or require any refunds. In connection with the initiation of the appeal, ComEd committed to make refunds "in the event that a final, non-appealable order is entered reversing the ICC's Rate Order." Approximately $165 million would be subject to refund if the ICC were to adopt the lower rate of return on common equity recommended by intervenors. As noted, the Appellate Court's decision did not reverse the Rate Order.

  In December 1995, ComEd announced certain customer initiatives related to its efforts to address competition. Such initiatives include a five-year cap on base electric rates at current levels effective December 1995. Additionally, ComEd's costs increased by $30 million in 1996 (before income tax effects), through the increase in depreciation charges on its nuclear generating units related to ComEd's additional depreciation initiative in 1996. ComEd also continues to consider the possibility of additional depreciation options. See
Note 1 under "Depreciation and Decommissioning" for information concerning additional depreciation charges related to ComEd's steam generators at Byron Unit 1 and Braidwood Unit 1 and ComEd's ongoing evaluation of the impact of the expected early retirement of Zion.

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

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At June 30, 1997, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at June 30, 1997 were: preference stock--22,776,775 shares; $1.425 convertible preferred stock-- 67,491 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  (4) COMMON STOCK. At June 30, 1997, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 3,340,526
      Employee Stock Purchase Plan....................................   588,606
      Exchange for ComEd common stock not held by Unicom..............    99,638
      1996 Directors' Fee Plan........................................   187,308
                                                                       ---------
                                                                       4,216,078
                                                                       =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Common stock for the three months, six months and twelve months ended June 30, 1997 and 1996 was issued as follows:

                          THREE MONTHS ENDED    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                JUNE 30              JUNE 30              JUNE 30
                          --------------------  ------------------  --------------------
                            1997       1996       1997      1996      1997       1996
                          ---------  ---------  --------  --------  ---------  ---------
Shares of Common Stock
 Issued:
 Long-Term Incentive
  Plan..................        --      (3,563)   45,144   (26,367)   204,090    272,502
 Employee Stock Purchase
  Plan..................    114,964     97,888   114,964    97,888    213,589    191,144
 Employee Savings and
  Investment Plan.......     71,503    132,400   274,203   177,500    435,803    284,600
 Exchange for ComEd com-
  mon stock not held by
  Unicom................      4,016      2,433    10,685     2,433     33,575      2,433
 1996 Directors' Fee
  Plan..................      3,631      1,222     7,580     1,222     11,470      1,222
                          ---------  ---------  --------  --------  ---------  ---------
                            194,114    230,380   452,576   252,676    898,527    751,901
                          =========  =========  ========  ========  =========  =========
                                           (THOUSANDS OF DOLLARS)
Amount of Common Stock
 Issued:
 Total issued...........  $   3,585  $   5,871  $  9,311  $  6,482  $  20,562  $  22,149
 Held by trustee for
  Unicom Stock Bonus De-
  ferral Plan...........        (43)       (32)   (2,386)   (4,235)    (2,451)    (4,235)
 Other..................        (49)        15         2        40        --         114
                          ---------  ---------  --------  --------  ---------  ---------
                          $   3,493  $   5,854  $  6,927  $  2,287  $  18,111  $  18,028
                          =========  =========  ========  ========  =========  =========

  At June 30, 1997 and December 31, 1996, 77,068 and 78,045 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  (5) STOCK OPTION AWARDS/EMPLOYEE STOCK PURCHASE PLAN. Unicom has a nonqualified stock option awards program under its Long-Term Incentive Plan and ESPP. The stock option awards program was adopted by Unicom in July 1996 to reward valued employees responsible for, or contributing to, the management, growth and profitability of Unicom and its subsidiaries. As of June 30, 1997, 1,205,500 options have been granted, primarily to employees of ComEd and its subsidiaries. Of this amount, 34,500 options have been canceled and 1,171,000 options are outstanding. The weighted average exercise price for the stock options granted in 1996 is $25.50. The stock options granted in 1996 will expire 10 years from their grant date. One-third of the shares subject to the options vest on each of the next 3 anniversaries of the option grant date. In addition, the stock options will become fully vested immediately if the holder dies, retires, is terminated other than for cause or qualifies for long-term disability and will also vest in full upon a change in control of Unicom. As of June 30, 1997, 33,250 of the granted stock options are exercisable and none of the stock options have been exercised. As of July 31, 1997, 410,603 of the outstanding stock options granted in 1996 were fully vested.

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

  The ESPP allows employees to purchase Unicom common stock at a 10% discount from market value. Substantially all of the employees of Unicom, ComEd and certain subsidiaries are eligible to participate in the ESPP. Unicom issued 213,589 shares and 191,144 shares of common stock for the twelve months ended June 30, 1997 and 1996, respectively, under the ESPP at an average annual purchase price of $19.65 and $26.56, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Unicom has adopted the disclosure-only provisions of SFAS No. 123, Accounting for Stock-Based Compensation. For financial reporting purposes, Unicom has adopted APB No. 25, Accounting for Stock Issued to Employees, and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted in 1996 and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the resulting effect on net income and earnings per share would have been de minimis.

  (6) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended June 30, 1997 and 1996. The series of ComEd preference stock without mandatory redemption requirements outstanding at June 30, 1997 are summarized as follows:

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

  (7) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended June 30, 1997 and 1996, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at June 30, 1997 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(1)
--------------  ----------- ------------ --------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
$8.20              214,275    $ 21,428   $103 through October 31, 1997; and $101 thereafter
$8.40 Series B     300,000      29,798   $101
$8.85              262,500      26,250   $103 through July 31, 1998; and $101 thereafter
$9.25              600,000      60,000   $103 through July 31, 1999; and $101 thereafter
$9.00              390,000      38,659   Non-callable
$6.875             700,000      69,474   Non-callable
                 ---------    --------
                 2,466,775    $245,609
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

  Annual remaining sinking fund requirements through 2001 on ComEd preference stock outstanding at June 30, 1997 will aggregate $41 million in 1997, $31 million in 1998, $18 million in 1999, $88 million in 2000 and $18 million in 2001. During the twelve months ended June 30, 1997 and 1996, 438,215 and 178,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements plus any optional additional sinking fund payments.

  Sinking fund requirements due within one year, including the optional sinking fund payment of an additional 130,000 shares of the $9.00 Series of preference stock on August 1, 1997, are included in current liabilities.

  (8) COMED-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS. In September 1995, ComEd Financing I, a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of ComEd Financing I is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. In January 1997, ComEd Financing II, a wholly-owned subsidiary trust of ComEd, issued 150,000 of its 8.50% ComEd-obligated mandatorily redeemable capital securities. The sole asset of ComEd Financing II is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027. There is a full and unconditional guarantee by ComEd of the Trusts' obligations under the securities issued by the Trusts. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. Similarly, ComEd has the right to defer payments of interest on the subordinated deferrable interest debentures by extending the interest payment period, at any time, for up to 10 consecutive semi-annual periods. If interest payments on the subordinated deferrable interest notes or debentures are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

  The subordinated deferrable interest notes are redeemable by ComEd, in whole or in part, from time to time, on or after September 30, 2000, and with respect to the subordinated deferrable interest debentures, on or after January 15, 2007, or at any time in the event of certain income tax circumstances. If the subordinated deferrable interest notes or debentures are redeemed, the Trusts must redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES the subordinated deferrable interest notes or debentures so redeemed. In the event of the dissolution, winding up or termination of the Trusts, the holders of the preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 for the securities of ComEd Financing I and $1,000 for the securities of ComEd Financing II, plus accrued and unpaid distributions thereon, including interest thereon, to the date of payment, unless in connection with the dissolution, the subordinated deferrable interest notes or debentures are distributed to the holders of the preferred securities.

  (9) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 2001 for ComEd's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at June 30, 1997, after deducting deposits made for retirement of sinking fund debentures and sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1997--$165 million; 1998--$496 million; 1999--$150 million; 2000--$463 million; and 2001--$108 million. Unicom Enterprises' note payable to bank of $115 million will mature in 1999.

  At June 30, 1997, ComEd's outstanding first mortgage bonds maturing through 2001 were as follows:

                                                             PRINCIPAL AMOUNT
                   SERIES                                 ----------------------
                                                          (THOUSANDS OF DOLLARS)
      6 1/4% due October 1, 1997.........................        $ 60,000
      6 1/4% due February 1, 1998........................          50,000
      6% due March 15, 1998..............................         130,000
      6 3/4% due July 1, 1998............................          50,000
      6 3/8% due October 1, 1998.........................          75,000
      9 3/8% due February 15, 2000.......................         125,000
      6 1/2% due April 15, 2000..........................         230,000
      6 3/8% due July 15, 2000...........................         100,000
      7 1/2% due January 1, 2001.........................         100,000
                                                                 --------
                                                                 $920,000
                                                                 ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at June 30, 1997 is summarized as follows:

                                 PRINCIPAL
         DEBT SECURITY             AMOUNT                     INTEREST RATE
-------------------------------  ---------- --------------------------------------------------
                                 (THOUSANDS
                                     OF
                                  DOLLARS)
Unicom--
 Loans Payable:
 Loan due January 1, 2003        $    7,978 Interest rate of 8.31%
 Loan due January 1, 2004             8,951 Interest rate of 8.44%
                                 ----------
                                 $   16,929
                                 ----------
ComEd--
 Notes:
 Medium Term Notes, Series 1N
  due various dates through
  April 1, 1998                  $   35,500 Interest rates ranging from 9.52% to 9.65%
 Medium Term Notes, Series 3N
  due various dates through
  October 15, 2004                  296,000 Interest rates ranging from 9.00% to 9.20%
 Notes due July 15, 1997            100,000 Interest rate of 6.50%
 Notes due October 15, 2005         235,000 Interest rate of 6.40%
 Notes due January 15, 2004         150,000 Interest rate of 7.375%
 Notes due January 15, 2007         150,000 Interest rate of 7.625%
                                 ----------
                                 $  966,500
                                 ----------
 Long-Term Note Payable to Bank
 due June 1, 1998                $  150,000 Prevailing interest rate of 6.34% at June 30, 1997
                                 ----------
 Purchase Contract Obligation
 due April 30, 2005              $      390 Interest rate of 3.00%
                                 ----------
Total ComEd                      $1,116,890
                                 ----------
Unicom Enterprises--
 Long-Term Note Payable to Bank
 due November 15, 1999           $  115,000 Prevailing interest rate of 6.69% at June 30, 1997
                                 ----------
Total Unicom                     $1,248,819
                                 ==========

  Long-term debt maturing within one year has been included in current liabilities.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  ComEd recorded an extraordinary loss of $33 million in the fourth quarter of 1995 related to the early redemption of $645 million of long-term debt which reduced net income by $20 million, after reflecting income tax effects of $13 million, or $0.09 per common share.

  (10) LINES OF CREDIT. ComEd had total bank lines of credit of $896 million and unused bank lines of credit of $888 million at June 30, 1997. Of that amount, $888 million (of which $175 million expires on September 29, 1997, $45 million expires in equal quarterly installments commencing on September 30, 1997 and ending on September 30, 1998 and $668 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. Amounts under the remaining

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire in November 1999, of which $85 million was unused as of June 30, 1997. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

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

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of June 30, 1997 and December 31, 1996, was as follows:

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                                  JUNE 30, 1997                  DECEMBER 31, 1996
                         -------------------------------- --------------------------------
                                    UNREALIZED                       UNREALIZED
                                      GAINS                            GAINS
                         COST BASIS  (LOSSES)  FAIR VALUE COST BASIS  (LOSSES)  FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  Short-term
   investments.......... $   25,059  $      7  $   25,066 $   29,848  $     17  $   29,865
  U.S. Government and
   Agency issues........    204,687     5,738     210,425    253,491     6,889     260,380
  Municipal bonds.......    286,783    13,646     300,429    333,369    18,002     351,371
  Corporate bonds.......    184,015      (251)    183,764     54,584      (800)     53,784
  Common stock..........    629,388   335,809     965,197    539,392   201,304     740,696
  Other.................     21,700     5,883      27,583     15,283     4,981      20,264
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,351,632  $360,832  $1,712,464 $1,225,967  $230,393  $1,456,360
                         ==========  ========  ========== ==========  ========  ==========

  At June 30, 1997, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
      Within 1 year.......................................  $ 36,076   $ 36,075
      1 through 5 years...................................   183,451    186,064
      5 through 10 years..................................   220,581    227,822
      Over 10 years.......................................   279,139    288,425

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation, for the three months, six months and twelve months ended June 30, 1997 and 1996 were as follows:

                          THREE MONTHS ENDED       SIX MONTHS ENDED         TWELVE MONTHS ENDED
                                JUNE 30                 JUNE 30                   JUNE 30
                          --------------------  ------------------------  ------------------------
                            1997       1996        1997         1996         1997         1996
                          ---------  ---------  -----------  -----------  -----------  -----------
                                                (THOUSANDS OF DOLLARS)
Gross proceeds from
 sales of securities....  $ 551,707  $ 644,794  $ 1,122,476  $ 1,262,665  $ 2,195,786  $ 2,442,973
Less cost based on spe-
 cific identification...   (542,265)  (636,848)  (1,099,773)  (1,240,344)  (2,159,467)  (2,407,619)
                          ---------  ---------  -----------  -----------  -----------  -----------
Realized gains on sales
 of securities..........  $   9,442  $   7,946  $    22,703  $    22,321  $    36,319  $    35,354
Other realized fund
 earnings net of
 expenses...............     14,314      6,861       22,781       13,582       42,207       37,545
                          ---------  ---------  -----------  -----------  -----------  -----------
Total realized net earn-
 ings of the funds......  $  23,756  $  14,807  $    45,484  $    35,903  $    78,526  $    72,899
Unrealized gains (loss-
 es)....................    144,496     (2,842)     130,439      (14,764)     210,719       54,332
                          ---------  ---------  -----------  -----------  -----------  -----------
 Total net earnings of
  the funds.............  $ 168,252  $  11,965  $   175,923  $    21,139  $   289,245  $   127,231
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of the Trusts and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of June 30, 1997 and December 31, 1996 were as follows:

                                  JUNE 30, 1997                  DECEMBER 31, 1996
                         -------------------------------- --------------------------------
                                    UNREALIZED
                          CARRYING   (GAINS)               CARRYING  UNREALIZED
                           VALUE      LOSSES   FAIR VALUE   VALUE      LOSSES   FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  ComEd preferred and
   preference stocks.... $  752,712  $ 11,849  $  764,561 $  755,931  $  3,948  $  759,879
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of the
   Trusts............... $  350,000  $ (2,772) $  347,228 $  200,000  $  1,000  $  201,000
  Long-term debt........ $6,072,177  $168,742  $6,240,919 $6,345,533  $159,818  $6,505,351

  Long-term notes payable, which are not included in the above table, amounted to $282 million and $264 million at June 30, 1997 and December 31, 1996, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of June 30, 1997 and December 31, 1996; therefore, the carrying value is equal to the fair value.

  (13) PENSION BENEFITS. ComEd and the Indiana Company have qualified non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. During 1995, these plans were amended to more closely base retirement benefits on final pay. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The June 30, 1997 and December 31, 1996 pension liabilities and related data were estimated pending completion of the January 1, 1997 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The funded status of these plans, including the supplemental plan, at June 30, 1997 and December 31, 1996 was as follows:

                                                       JUNE 30,    DECEMBER 31,
                                                         1997          1996
                                                     ------------  ------------
                                                      (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
  Vested benefit obligation........................  $ (3,101,000) $(3,034,000)
  Nonvested benefit obligation.....................      (137,000)    (134,000)
                                                     ------------  -----------
  Accumulated benefit obligation...................  $ (3,238,000) $(3,168,000)
  Effect of projected future compensation levels...      (381,000)    (372,000)
                                                     ------------  -----------
  Projected benefit obligation.....................  $ (3,619,000) $(3,540,000)
Fair value of plan assets, invested primarily in
 U.S. Government, government-sponsored corporation
 and agency securities, fixed income funds,
 registered investment companies, equity index
 funds and other equity and fixed income funds.....     3,559,000    3,281,000
                                                     ------------  -----------
Plan assets less than projected benefit obligation.  $    (60,000) $  (259,000)
Unrecognized prior service cost....................       (67,000)     (69,000)
Unrecognized transition asset......................      (123,000)    (130,000)
Unrecognized net (gain) loss.......................      (150,000)      74,000
                                                     ------------  -----------
  Accrued pension liability........................  $   (400,000) $  (384,000)
                                                     ============  ===========

  The fair value of plan assets excludes $15 million held in grantor trust as of June 30, 1997 for payment of benefits under the supplemental plan.

  The assumed discount rate was 7.5% at June 30, 1997 and December 31, 1996, and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

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

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months, six months and twelve months ended June 30, 1997 and 1996 were as follows:

                          THREE MONTHS ENDED    SIX MONTHS ENDED     TWELVE MONTHS ENDED
                               JUNE 30               JUNE 30               JUNE 30
                          -------------------  --------------------  --------------------
                            1997       1996      1997       1996       1997       1996
                          ---------  --------  ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Service cost............  $  25,000  $ 25,000  $  50,000  $  50,000  $  92,000  $  95,000
Interest cost on pro-
 jected benefit obliga-
 tion...................     64,000    62,000    129,000    124,000    252,000    235,000
Actual return on plan
 assets.................   (360,000)  (70,000)  (380,000)  (140,000)  (661,000)  (446,000)
Net amortization and de-
 ferral.................    279,000    (7,000)   216,000    (14,000)   346,000    155,000
                          ---------  --------  ---------  ---------  ---------  ---------
                          $   8,000  $ 10,000  $  15,000  $  20,000  $  29,000  $  39,000
                          =========  ========  =========  =========  =========  =========

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $7 million for the three months ended June 30, 1997 and 1996, $16 million and $15 million for the six months ended June 30, 1997 and 1996, respectively, and $31 million and $28 million for the twelve months ended June 30, 1997 and 1996, respectively.

  (14) POSTRETIREMENT BENEFITS. ComEd and the Indiana Company provide certain postretirement health care, dental care, vision care and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with 10 years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The plan is contributory, funded jointly by the companies and the participating employees. The June 30, 1997 and December 31, 1996 postretirement benefit liabilities and related data were estimated pending completion of the January 1, 1997 actuarial valuations.

  Postretirement health care costs in the twelve months ended June 30, 1997 and 1996 included $5 million and $26 million, respectively, related to a voluntary separation offer for union employees who accepted and left ComEd's employ combined with separation offers to selected groups of non-union employees.

  The funded status of the plan at June 30, 1997 and December 31, 1996 was as follows:

                                                       JUNE 30,    DECEMBER 31,
                                                         1997          1996
                                                      -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated
 postretirement benefit obligation:
 Retirees...........................................  $  (636,000) $  (615,000)
 Active fully eligible participants.................      (23,000)     (23,000)
 Other participants.................................     (454,000)    (439,000)
                                                      -----------  -----------
 Accumulated benefit obligation.....................  $(1,113,000) $(1,077,000)
Fair value of plan assets, invested primarily in S&P
 500 common stocks, registered investment companies
 and U.S. Government, government agency, municipal
 and listed corporate obligations...................      728,000      665,000
                                                      -----------  -----------
Plan assets less than accumulated postretirement
 benefit obligation.................................  $  (385,000) $  (412,000)
Unrecognized transition obligation..................      358,000      370,000
Unrecognized prior service cost.....................       44,000       45,000
Unrecognized net gain...............................     (319,000)    (270,000)
                                                      -----------  -----------
 Accrued liability for postretirement benefits......  $  (302,000) $  (267,000)
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months, six months and twelve months ended June 30, 1997 and 1996 were as follows:

                           THREE MONTHS                            TWELVE MONTHS
                               ENDED         SIX MONTHS ENDED          ENDED
                              JUNE 30             JUNE 30             JUNE 30
                         ------------------  ------------------  -------------------
                           1997      1996      1997      1996      1997       1996
                         --------  --------  --------  --------  ---------  --------
                                         (THOUSANDS OF DOLLARS)
Service cost............ $  8,000  $  7,000  $ 17,000  $ 15,000  $  34,000  $ 24,000
Interest cost on
 accumulated benefit
 obligation.............   20,000    18,000    40,000    35,000     78,000    61,000
Actual return on plan
 assets.................  (76,000)  (12,000)  (86,000)  (36,000)  (140,000)  (98,000)
Amortization of transi-
 tion obligation........    5,000     5,000    11,000    11,000     22,000    20,000
Severance plan cost.....    2,000     1,000     2,000     1,000      5,000    26,000
Other...................   60,000    (3,000)   53,000     4,000     78,000    35,000
                         --------  --------  --------  --------  ---------  --------
                         $ 19,000  $ 16,000  $ 37,000  $ 30,000  $  77,000  $ 68,000
                         ========  ========  ========  ========  =========  ========

  Postretirement benefit costs were determined using the projected unit credit actuarial cost method. The discount rates used were 7.5% for the 1997 and 1996 periods and 8.0% for the 1995 period and the estimated long-term rate of return of fund assets, net of income tax effects, were 9.40%, 9.38% and 9.32% for the 1997, 1996 and 1995 periods, respectively. Pre-Medicare health care cost trend rates were 13.5% for the first three months of 1995 and 10% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. Post-Medicare health care cost trend rates were 11% for the first three months of 1995 and 8% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. The effect of a 1% increase in the health care cost trend rate for each future year would increase the aggregate of the service and interest cost components of postretirement benefit costs by approximately $21 million for the twelve months ended June 30, 1997.

  (15) SEPARATION PLAN COSTS. O&M expenses included $16 million and $99 million for the twelve months ended June 30, 1997 and 1996, respectively, related to a voluntary separation offer for union employees who accepted and left ComEd's employ combined with separation plans offered to selected groups of non-union employees. These employee separation plans reduced net income by $10 million or $0.05 per common share and $60 million or $0.28 per common share for the twelve months ended June 30, 1997 and 1996, respectively. ComEd estimates that it will incur additional O&M expenses in the second half of 1997 of approximately $25 million for a voluntary separation offer made to certain ComEd management employees.

  (16) INCOME TAXES. The components of the net deferred income tax liability at June 30, 1997 and December 31, 1996 were as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                        ----------  ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................  $3,536,738   $3,514,300
 Overheads capitalized................................     252,727      261,437
 Repair allowance.....................................     222,775      228,426
 Regulatory assets recoverable through future rates...   1,646,700    1,649,037
Deferred income tax assets:
 Postretirement benefits..............................    (289,035)    (269,179)
 Unbilled revenues....................................    (119,645)    (136,406)
 Alternative minimum tax..............................     (37,737)     (80,159)
 Unamortized investment tax credits to be settled
  through future rates................................    (419,936)    (430,297)
 Other regulatory liabilities to be settled through
  future rates........................................    (303,986)    (238,004)
 Other--net...........................................     (57,175)     (44,998)
                                                        ----------   ----------
Net deferred income tax liability.....................  $4,431,426   $4,454,157
                                                        ==========   ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The $23 million decrease in the net deferred income tax liability from December 31, 1996 to June 30, 1997 is comprised of $35 million of deferred income tax expense and a $58 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, six months and twelve months ended June 30, 1997 and 1996 were as follows:

                           THREE MONTHS                           TWELVE MONTHS
                               ENDED        SIX MONTHS ENDED          ENDED
                              JUNE 30            JUNE 30             JUNE 30
                          ----------------  ------------------  ------------------
                           1997     1996      1997      1996      1997      1996
                          -------  -------  --------  --------  --------  --------
                                        (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes...  $10,811  $51,383  $ 76,076  $138,725  $265,794  $349,596
 Deferred income taxes..    5,337   32,709    34,925    56,839   139,185   195,925
 Investment tax credits
  deferred--net.........   (7,897)  (7,165)  (15,794)  (14,332)  (34,840)  (28,685)
Other (income) and de-
 ductions...............   (1,837)    (912)   (2,120)   (5,037)   (4,465)  (12,171)
                          -------  -------  --------  --------  --------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $ 6,414  $76,015  $ 93,087  $176,195  $365,674  $504,665
                          =======  =======  ========  ========  ========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1997 and 1996:

                                                      THREE MONTHS
                                                          ENDED         SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                         JUNE 30             JUNE 30              JUNE 30
                                                    ------------------  ------------------  --------------------
                                                      1997      1996      1997      1996      1997       1996
                                                    --------  --------  --------  --------  --------  ----------
                                                                    (THOUSANDS OF DOLLARS)
Net income (loss) before extraordinary item.......  $(17,602) $100,313  $ 93,515  $237,245  $522,371  $  699,311
Net income taxes charged to continuing operations.     6,414    76,015    93,087   176,195   365,674     504,665
Provision for dividends on ComEd preferred and
 preference stocks................................    15,485    16,472    31,012    32,986    62,450      69,172
                                                    --------  --------  --------  --------  --------  ----------
Pre-tax income before provision for dividends.....  $  4,297  $192,800  $217,614  $446,426  $950,495  $1,273,148
                                                    ========  ========  ========  ========  ========  ==========
Effective income tax rate.........................     149.3%     39.4%     42.8%     39.5%     38.5%       39.6%
                                                    ========  ========  ========  ========  ========  ==========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 1997 and 1996 were as follows:

                           THREE MONTHS                           TWELVE MONTHS
                               ENDED        SIX MONTHS ENDED          ENDED
                              JUNE 30            JUNE 30             JUNE 30
                          ----------------  ------------------  ------------------
                           1997     1996      1997      1996      1997      1996
                          -------  -------  --------  --------  --------  --------
                                        (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $ 1,504  $67,480  $ 76,165  $156,249  $332,673  $445,602
Equity component of
 AFUDC which was ex-
 cluded from taxable
 income.................   (1,997)  (2,124)   (3,775)   (3,768)   (7,279)   (6,309)
Amortization of invest-
 ment tax credits.......   (7,897)  (7,165)  (15,794)  (14,332)  (34,840)  (28,685)
State income taxes, net
 of federal income tax-
 es.....................    2,804   10,721    14,451    24,123    48,715    66,811
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....   12,229    6,029    22,526    11,911    24,674    11,936
Other--net..............     (229)   1,074      (486)    2,012     1,731    15,310
                          -------  -------  --------  --------  --------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $ 6,414  $76,015  $ 93,087  $176,195  $365,674  $504,665
                          =======  =======  ========  ========  ========  ========

  The effects of an income tax refund related to prior years increased net income by $26 million or $0.12 per common share for the twelve months ended June 30, 1997.

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

  (17) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1997 and 1996 were as follows:

                         THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30            JUNE 30
                         ------------------- ----------------- -------------------
                           1997      1996      1997     1996     1997      1996
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  57,154 $  51,982 $111,409 $110,492 $ 227,978 $ 232,097
Illinois invested capi-
 tal....................    25,827    26,025   52,017   52,179   104,501   104,899
Municipal utility gross
 receipts...............    39,067    37,823   81,570   79,401   170,884   172,253
Real estate.............    34,112     8,650   73,280   53,778   149,272   143,221
Municipal compensation..    18,315    17,709   38,025   36,804    79,765    79,979
Other--net..............    17,590    17,277   41,462   45,051    71,189    78,858
                         --------- --------- -------- -------- --------- ---------
                         $ 192,065 $ 159,466 $397,763 $377,705 $ 803,589 $ 811,307
                         ========= ========= ======== ======== ========= =========

  ComEd's real estate taxes for the three months, six months and twelve months ended June 30, 1996 reflect a credit of $23 million which related to the year 1995.

  (18) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper or bank borrowings and $400 million of intermediate term notes, to finance the transactions. With respect to the commercial paper/bank borrowing portion, $100 million will expire on November 23, 1998 and $200 million will expire on November 23, 1999. With respect to the intermediate term notes, $77 million expires in November 1997, and an additional portion each November thereafter through November 2001 and in November 2003. At June 30, 1997, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $687 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at June 30, 1997 for capital leases are estimated to aggregate $798 million, including $91 million in 1997, $223 million in 1998, $192 million in 1999, $121 million in 2000, $79 million in 2001 and $92 million in 2002-2043. The estimated interest component of such rental payments aggregates $114 million. The estimated portions of obligations due within one year under capital leases of $136 million and $174 million at June 30, 1997 and December 31, 1996, respectively, were included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at June 30, 1997 for operating leases are estimated to aggregate $185 million, including $11 million in 1997, $20 million in 1998, $18 million in 1999, $14 million in 2000, $13 million in 2001 and $109 million in 2002-2024.

  (19) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES appropriate investment, operation or maintenance accounts and provides its own financing. At June 30, 1997, for its share of ownership in the station, ComEd had an investment of $648 million in production and transmission plant in service (before reduction of $200 million for the related accumulated provision for depreciation) and $23 million in construction work in progress.

  (20) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $883 million at June 30, 1997, comprised of approximately $845 million for ComEd and the Indiana Company and approximately $38 million for Unicom Thermal. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments.

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

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. In 1994, a

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

federal jury returned nominal dollar verdicts on 8 bellwether plaintiffs' claims in these cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions are the subject of a settlement agreement entered into by counsel for the plaintiffs and Cotter. If the settlement agreement is implemented, the 1989 actions will be dismissed. Although the remaining cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1997) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets as of June 30, 1997 and December 31, 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of June 30, 1997 and December 31, 1996, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites, pursuant to CERCLA and state environmental laws, will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  Various legislative proposals have been pending in the Illinois legislature for the purpose of, among other things, introducing price-based competition into the supply of electric energy in Illinois under a less regulated structure. On May 30, 1997, the Illinois House of Representatives approved, on a vote of 85 to 12, a bill that would have provided for a 10% residential rate reduction commencing in 1998, an additional 5% residential rate reduction commencing October 1, 2000, customer access to other electric suppliers in a phased-process over several years, recovery of a portion of a utility's stranded costs through a non-bypassable competitive transition charge, and a leveling of certain regulatory and tax provisions as applied to various electric service providers. The Illinois Senate, however, deferred final consideration of the bill until the Fall veto session scheduled for October and November 1997. As explained below, the timing of customer access to other suppliers and the impact on prevailing rates can have a significant impact upon the recoverability of a utility's invested costs and, consequently, the amount at which such costs are reflected in its financial statements.

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

  Electric Utility Industry. The electric utility industry has historically consisted of vertically integrated companies which combine generation, transmission and distribution assets; serve customers within relatively defined service territories; and operate under extensive regulation with respect to rates, operations and other matters. Utilities operated under a regulatory compact with the state, with a statutory obligation to serve all of the electricity needs within their service territory in a nondiscriminatory manner. Historically, investment and operating decisions have been made based upon the utilities' respective assessment of the current and projected needs of their customers. In view of this obligation, regulation has focused on investment and operating costs, and rates have been based on a recovery of some or all of such prudently incurred costs plus a return on invested capital. Such rate regulation, and the ability of utilities to recover investment and other costs through rates, has provided the basis for recording certain costs as regulatory assets. These assets represent costs which are allocated over future periods reflecting related regulatory treatment, rather than expensed in the current period.

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

  An important element of reform proposals under consideration is the ability of other suppliers to provide energy in competition with a utility within its service territory. This element generally has included consideration of some future form of "retail wheeling," whereby a utility's transmission and distribution system is made available to other energy suppliers for delivery of their services to retail customers. Some of ComEd's customers are presently seeking some form of "retail wheeling." In addition, some governmental entities, such as cities, may elect to "municipalize" a utility's distribution facilities through condemnation proceedings. Such municipalities would then be able to purchase electric power on a wholesale basis and resell it to customers over the newly acquired facilities. The FERC Order provides for the recovery of a utility's investment stranded by municipalization. While municipalization is possible under the present regulatory system, ComEd is currently not required to grant alternative electric suppliers access to its distribution system through any type of "retail wheeling."

  Presumably, under such a modified regulatory structure, customers will base energy purchase decisions on a combination of factors, including price, reliability and service. In addition to the potential effects on revenues and marketing and sales efforts, such changes can raise the question as to whether an affected utility's rates are based on cost-based regulation, allowing recovery of incurred costs, or are based on something else, i.e., the marketplace. Under GAAP, the latter determination would require the write-off of regulatory assets and liabilities and would require an examination as to the recoverability in revenues of other incurred costs, with any portion determined to be unrecoverable being subject to write-off. Various approaches have been proposed to deal with such strandable costs, from full recovery, as provided in the FERC Order, to no recovery, as proposed by at least some of the participants in virtually all legislative debates on regulatory reform proposals. In addition, the EITF of the FASB has recently considered the accounting treatment for costs related to a portion of a utility's business which are being recovered during a regulator required period of transition from cost-based to market-based pricing. The EITF concluded that SFAS No. 71 should be discontinued for that portion of the business at the beginning of such transition period. Any stranded costs for which cash flow recovery is not included in the revenues from the portion of the business that remains subject to SFAS No. 71 should be expensed currently. For additional information, see "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements.

  Retail wheeling and municipalization are significant issues for electric utility companies, including ComEd, because of their ability to "strand" a utility's costs--i.e., result in a situation where the utility cannot recover all of its incurred costs in its revenues. A calculation of potentially strandable costs is, in essence, an estimate of the amount of incurred costs that may not be recoverable under the future projected revenue and cost structure of the utility. As a result, the calculation requires that a number of complex and interrelated assumptions be made, any one of which can have a significant effect upon the ultimate result of the calculation. These assumptions include the timing of open access (customer choice), the extent of open access allowed, potential market prices over time, sales and load growth forecasts, operating performance over time, allowed rates over time, cost structure over time, mitigation opportunities and strandable cost recoveries. The calculation of strandable costs is extremely sensitive to the assumptions made, and the resulting estimates are potentially misleading if removed from the context in which they were calculated. In connection with the debates in Illinois regarding deregulation legislation, RDI, a consulting firm, estimated that ComEd's strandable costs are approximately $9.9 billion. That estimate was based on RDI's evaluation and quantification of the amount of ComEd's costs (including generating assets, regulatory assets and fuel supply agreements) that might not be recoverable under assumed future prevailing market rates for electric energy. Although ComEd does not agree with some of the assumptions used by RDI in computing its number, the number is a reasonable estimate of ComEd's potentially strandable costs assuming no mitigation or replacement revenues and no stranded cost recovery. The legislation pending before the Illinois legislature provides for the recovery of a portion of a utility's strandable costs through a non-bypassable competitive transition charge. ComEd would be required to take steps to mitigate the portion of stranded costs which are not recoverable through the non-bypassable competitive transition charge. As indicated above and in Note 1 of Notes to Financial Statements, the impact of stranded costs on the financial statements is dependent upon the continued applicability of SFAS No. 71 and the amount of stranded cost recovery that is allowed. See Notes 1 and 2 of Notes to Financial Statements for additional information.

  ComEd. ComEd is responding, and is undertaking a significant planning effort with respect to further responses, to the developments within the utility industry, the legislative proposals in Illinois and its potential for resulting in strandable investment. During the past several years, such efforts have focused on cost reductions, including personnel reductions, efficiencies in purchasing and inventory management, and an incentive compensation system keyed to cost reduction and control. Notwithstanding these efforts, ComEd's costs remain high in comparison to its neighboring utilities.

  ComEd anticipates that the proposed Illinois legislative changes and the resultant increasing competition to supply energy in Illinois and elsewhere will have significant effects upon its revenues and assets as it takes steps to adjust its operations and services to meet the changing market for electric energy. Both Unicom and ComEd have been examining methods of positioning themselves and their affiliates to deal with those effects and to address the developing opportunities and challenges. Unicom has been engaged in an examination and development of expanded offerings of energy services and sources of energy. In this latter regard, it has recently entered into a joint venture with Sonat Marketing Company L.P. to market natural gas sales and services to larger gas purchasers within ComEd's service area and other Midwestern areas. ComEd has been engaged in a broad based examination of its assets and operations, particularly nuclear and fossil generating and generating related (i.e. fuel and inventory) assets, with a view toward rationalizing their investment and operating costs against their ability to contribute to the revenues of ComEd under various market scenarios. Such an assessment involves the consideration of numerous factors, including revenue contribution, operating costs, impacts on ComEd's service obligations, purchase commitments and the impact of various options. Such options include continued operation with accelerated depreciation, indefinite suspension from operation, sale to a third party and retirement or closure. If ComEd retired or closed one or more generating plants, particularly a nuclear plant, without a regulatory or legislative provision for continued recovery of its investment, such retirement could have a material impact on Unicom and ComEd's financial position and results of operations. See "Liquidity and Capital Resources-- Utility Operations," subcaption "Construction Program" below regarding ComEd's ongoing evaluation of the impact of the expected early retirement of its Zion nuclear generating station.

  In April 1996, ComEd announced that it had finalized agreements to sell 2 of its coal-fired generating stations, representing approximately 1,600 megawatts of generating capacity. Under the agreements, State Line and Kincaid stations would be sold for a total of $250 million, which approximates the book value of the stations. The net proceeds, after income tax effects, would be approximately $200 million, which would be used to retire or redeem existing debt. Under the terms of the sales, ComEd would enter into exclusive 15-year purchased power agreements for the output of the plants. On March 31, 1997, the ICC issued an order approving the agreements; however, the order has been appealed to the Illinois Appellate Court. ComEd's principal union filed a lawsuit in state court alleging that the labor provisions of the Kincaid agreement are violative of state law and seeking to enjoin the ICC proceedings. ComEd had previously filed an action in federal court seeking confirmation that the state law is preempted by federal labor law. These actions involving the union were consolidated in federal court, which has since ruled in favor of ComEd. The union has appealed and also has filed a grievance under its collective bargaining agreement with ComEd claiming that ComEd is required by that agreement to require the Kincaid purchaser to assume the terms of that agreement. The union has also filed an unfair labor practice charge with the NLRB against the Kincaid purchaser regarding the purchaser's alleged failure to bargain in good faith with the union. The State Line and Kincaid agreements give the purchasers the right to terminate the agreements if a closing has not occurred prior to December 31, 1996 for State Line and June 30, 1997 for Kincaid. Such closings have not occurred as of August 8, 1997.

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

  ComEd is also taking actions to strengthen its relationship with its customers. In December 1995, ComEd instituted a five-year base rate cap for all of its customers. The base rate cap does not affect ComEd's fuel cost or nuclear decommissioning cost recovery provisions. See Note 2 of Notes to Financial Statements for additional information about ComEd's base rate cap.

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

                                                             1997
                                                             ----
                                                     (MILLIONS OF DOLLARS)
   Production...........................................     $420
   Transmission and Distribution........................      421
   General..............................................      141
                                                             ----
      Total.............................................     $982
                                                             ====

  Such construction program includes $130 million toward the replacement by year-end 1998 of the steam generators at ComEd's Braidwood Unit 1 and Byron Unit 1 nuclear generating units. The total replacement cost is estimated to be $460 million, of which approximately $206 million has been incurred through June 30, 1997. On April 17, 1997, ComEd decided not to invest in the replacement of the steam generators at its Zion nuclear generating station. In absence of replacing the steam generators, Zion would be retired substantially earlier than the end of its licensed life in 2013, and most probably prior to 2005. ComEd is currently evaluating the impact of the expected early retirement of its Zion station, which has a net book value of approximately $700 million, and whether any required additional depreciation would be recoverable under ComEd's rate cap initiative and the regulatory reform legislation currently being considered in Illinois. Any unrecoverable plant costs will be recognized as an expense when they are probable and estimable.

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

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $845 million at June 30, 1997. In addition, ComEd's estimated commitments for the purchase of coal are indicated in the following table.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1997-2000     $749
      Decker Coal Co. .................................. 1997-2014     $532
      Other commitments................................. 1997-1998     $ 38

     --------
     (1) In millions of dollars, excluding transportation costs. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Results of Operations" below and Notes 1 and 20 of Notes to Financial Statements.

  The foregoing paragraphs in this "Construction Program" section and the "Construction Program" section below under "Unregulated Operations" include forward-looking statements with respect to the future levels of capital expenditures which are necessarily based upon assumptions regarding estimated costs and the availability of materials and services as well as contingencies. Unforeseen events or conditions may require changes in the scope of work with consequent changes in the timing and level of the projected expenditures. In addition, changes in laws and regulations, or their interpretation and enforcement, can affect the scope of certain projects, the manner in which they are undertaken and the costs associated therewith. While ComEd and Unicom Thermal give consideration to such factors in developing their respective budgets, such consideration cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control upon project timing and cost. Consequently, actual results could differ materially from those described.

  Capital Resources. ComEd forecasts that internal sources will provide more than three-fourths of the funds required for ComEd's construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities. See Notes 7 and 9 of Notes to Financial Statements for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively. The forecast assumes the rate levels reflected in the Rate Order, which has been remanded to the ICC for further analysis regarding two issues, remain in effect. See "Regulation," subcaption "Rate Matters" below for additional information.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 18 of Notes to Financial Statements for more information concerning ComEd's nuclear fuel lease facility. ComEd has $888 million of unused bank lines of credit at June 30, 1997, which may be borrowed at various interest rates and may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 10 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, six months and twelve months ended June 30, 1997.

  During the first six months of 1997, ComEd sold and leased back approximately $81 million of nuclear fuel through its existing nuclear fuel lease facility. In January 1997, ComEd issued $150 million principal amount of 7.375% Notes due January 15, 2004, $150 million principal amount of 7.625% Notes due January 15, 2007 and $150 million principal amount of 8.50% Company-obligated preferred securities of subsidiary trust due January 15, 2027, the proceeds of which were used to discharge current maturities of long-term debt and to redeem $200 million principal amount of first mortgage bonds. See the Statements of Consolidated Cash Flows and Note 4 of Notes to Financial Statements for information regarding common stock activity.

  As of August 8, 1997, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $505 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                STANDARD DUFF &
                                                        MOODY'S & POOR'S PHELPS
                                                        ------- -------- ------
      First mortgage and secured pollution control
       bonds...........................................  Baa2     BBB     BBB
      Publicly-held debentures and unsecured pollution
       control obligations.............................  Baa3     BBB-    BBB-
      Convertible preferred stock......................  baa3     BBB-    BBB-
      Preference stock.................................  baa3     BBB-    BBB-
      ComEd-obligated mandatorily redeemable preferred
       securities of subsidiary trusts.................  baa3     BBB-    BBB-
      Commercial paper.................................  P-2      A-2     D-2

  In January 1997, Moody's changed the rating outlook on ComEd's securities from "stable" to "negative" and Duff & Phelps added ComEd's securities to "Rating Watch-Down." As of July 1997, S&P's rating outlook on ComEd remained "stable."

  See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1996, for additional information regarding ComEd's securities ratings.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 44.7% at June 30, 1997 from 46.1% at December 31, 1996. This decrease is related primarily to the retirement of long-term debt and the issuance of ComEd-obligated mandatorily redeemable preferred securities of subsidiary trust, which are treated as equity for purposes of the calculation of the ratio.

                             UNREGULATED OPERATIONS

  Unicom Enterprises is engaged, through its subsidiaries, in energy service activities which are not subject to utility regulation by state or federal agencies. Its principal subsidiary, Unicom Thermal, currently provides district cooling services to office and other buildings in the city of Chicago under a non-exclusive use agreement with Chicago for an initial term expiring in 2014. District cooling involves, in essence, the production of chilled water at a central location(s) and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used by customers in lieu of self-generated cooling. As a result of the Clean Air Amendments, the manufacture of CFCs has been curtailed, commencing in January 1996, thereby creating a marketing opportunity for non-CFC based systems, such as Unicom Thermal's district cooling. Unicom Thermal is involved in district cooling projects with local utilities in other cities, including Boston, Houston and Las Vegas in the United States and Windsor, Ontario, Canada.

  Unicom Energy Services Inc., which is another subsidiary of Unicom Enterprises, is engaged in energy services. It recently entered into a joint venture with Sonat Marketing Company L.P. to market natural gas sales and services to larger gas purchasers within ComEd's service area in Northern Illinois and other Midwestern areas.

  Construction Program. Unicom has approved capital expenditures for 1997 of approximately $56 million for Unicom Thermal, primarily representing the construction costs of its district cooling facilities in Chicago and its share of construction costs in Boston and Windsor. Unicom Thermal's first two district cooling facilities in Chicago began serving customers in May 1995 and July 1996, respectively. Its third district cooling facility in Chicago is scheduled to be completed in 1997. As of June 30, 1997, Unicom Thermal's purchase commitments, principally related to construction, were approximately $38 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire in November 1999, of which $85 million was unused as of June 30, 1997. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including Unicom Thermal, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 10 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

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

  Rate Matters. In January 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for an increase in ComEd's total revenues of approximately $302 million (excluding add-on revenue taxes) on an annual basis. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. The Rate Order was appealed by intervenors and ComEd to the Illinois Appellate Court, which issued a decision on May 30, 1997 affirming the Rate Order in all respects with the exception of two issues which it remanded to the ICC for the purpose of providing further analysis. Those issues relate to: (i) the manner in which certain costs are recovered and which customers should pay these costs, and (ii) the proper rate of return on common equity for ComEd. ComEd believes that the ICC can satisfy the Appellate Court's remand directions on the basis of the existing record from the ICC proceedings which led to the Rate Order. The Appellate Court's decision was not appealled and the matter has been returned to the ICC.

  With respect to the first of the issues remanded to the ICC, ComEd does not believe it will have any effect on the overall level of rates. With respect to the rate of return issue, the ICC had determined in the Rate Order that ComEd's cost of common equity was 12.28%. Intervenors had submitted testimony recommending a return on common equity of 11.50%. The Appellate Court decision requires the ICC to clarify the basis for certain of its findings relating to its rejection of the intervenors' recommendation and to analyze further how it arrived at its conclusions. The Appellate Court stated that after reanalyzing these bases the ICC can determine whether or not the cost of common equity determination it adopted should still be followed. Each tenth of one percent change in the common equity rate of return has an approximately $8 million effect on the level of annual rates. The Appellate Court's decision does not have any immediate effect on ComEd's rates or require any refunds. In connection with the initiation of the appeal, ComEd committed to make refunds "in the event that a final, non-appealable order is entered reversing the ICC's Rate Order." Approximately $165 million would be subject to refund if the ICC were to adopt the lower rate of return on common equity recommended by intervenors. As noted, the Appellate Court's decision did not reverse the Rate Order. For additional information see the Unicom and ComEd Current Report on Form 8-K dated May 30, 1997 and Note 2 of Notes to Financial Statements.

  Nuclear Matters. Nuclear operations have been, and remain, an important focus of ComEd--given the impact of such operations on overall O&M expenditures and the ability of nuclear power plants to produce electric energy at a relatively low marginal cost. ComEd operates a large number of nuclear plants, ranging from the older Zion, Dresden and Quad Cities stations to the more recently completed LaSalle, Byron and Braidwood stations, and is intent upon safe, reliable and efficient operation. These plants were constructed over a period of time in which technology, construction procedures and regulatory initiatives and oversight have evolved, with the result that older plants generally require greater attention and resources to meet regulatory requirements and expectations as well as to maintain operational reliability.

  On January 29, 1997, the NRC determined that ComEd's Dresden nuclear generating station should remain on the NRC's list of plants to be monitored closely, where it has been since being placed on that list in 1992. The NRC also determined that ComEd's LaSalle and Zion nuclear generating stations should be added to that list. On June 25, 1997, the NRC reported that Dresden, LaSalle and Zion stations should remain on that list. With respect to Dresden, the NRC noted improvements in performance but concluded that sustained improved performance needs to be demonstrated. Although in each case the NRC recognized that ComEd had undertaken significant management changes and had accomplished a number of performance improvements, it expressed concern with specific issues at each station and expressed a general concern with the sustainability of improvements as the basis for its determination. The listing of the plants does not prevent ComEd from operating the generating units; however, it does mean that the NRC will devote additional resources to monitoring ComEd's operating performance and that ComEd will need to work to demonstrate to the NRC the sustainability of improvements which it believes it has undertaken and is continuing to implement.

  In late January 1997, the NRC also took the unusual additional step of requiring ComEd to submit information to allow the NRC to determine what actions, if any, should be taken to assure that ComEd can safely operate its 6 nuclear generating stations while sustaining performance improvement at each site. The request also required ComEd to submit information regarding the criteria that it has established, or plans to establish, to measure performance and to explain ComEd's proposed actions if the criteria are not met. The request stated the NRC staff's concerns with the "cyclical safety performance of ComEd nuclear stations," noting the presence on the list of plants to be monitored closely of Dresden, LaSalle and Zion stations at various times during the past 10 years. It also noted concerns regarding "ComEd's ability to establish lasting and effective programs that result in sustained performance improvement." The request did acknowledge the management and organizational changes implemented by ComEd, including the "additional focus placed on management and leadership, accountability, the problem identification and corrective action processes, material condition improvement, work control, and radiation protection." It also acknowledged improvements seen at Dresden and Quad Cities stations; but indicated at the same time performance declines were observed at both LaSalle and Zion stations. The problems identified by the NRC are consistent with weaknesses that had been identified in station self-assessments initiated by ComEd; and management had already undertaken to develop and implement programs designed to address these issues. ComEd submitted a response to the NRC on March 28, 1997; and the NRC indicated in an April 25, 1997 public meeting with representatives of ComEd management that ComEd's response was generally adequate to demonstrate ComEd's ability to operate its nuclear generating stations while sustaining performance improvements. The NRC and representatives of ComEd's management will meet periodically in the future to follow-up on these matters.

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

  ComEd's activities with respect to its nuclear generating stations have included improvements in operating and personnel procedures and repair and replacement of equipment and can result in longer unit outages. In this regard, ComEd's management decided to continue the present unit outages at its LaSalle station until the identified performance issues have been appropriately addressed. ComEd presently expects the LaSalle outage to extend into the Spring of 1998. Zion station is also presently out of service. The current Zion Unit 2 outage is expected to extend into the fourth quarter of 1997, and Zion Unit 1 is expected to be out of service until early 1998. Prior to restarting either LaSalle or Zion stations, ComEd must brief the NRC regional staff as to certain matters.

  The LaSalle and Zion outages are part of several outages of nuclear and fossil generating stations that several utilities operating in the Midwestern power grid (including ComEd) experienced or are experiencing during 1997. Prior to the beginning of the summer, the North American Electric Reliability Council had forecast the possibility of electric energy shortages during summer peak demand periods due to generating station outages in the Midwestern power grid and transmission limitations on delivering power from neighboring systems. ComEd has worked to increase the availability of its remaining nuclear and fossil generating capacity and to reinforce transmission capacity and has negotiated the purchase of power and related transmission service from third parties in light of these regional circumstances. A portion of ComEd's fuel and purchased power costs, including certain coal transportation costs, are not recoverable under ComEd's fuel adjustment clause. ComEd estimates that it will incur approximately $110 million of such unrecovered energy costs in 1997 related to retail sales. ComEd is also utilizing additional methods of managing customer demand for power. As of August 8, 1997, customer demands have been met without undue disruption.

  Generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and the purchase of power during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994 and for the year 1995. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance.

  Based on ComEd's most recent study, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $4.6 billion in current-year (1997) dollars including a contingency allowance. ComEd estimates that it will expend approximately $12.9 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste, and inflation. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" for additional information.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See Note 20 of Notes to Financial Statements and "Part
II. Other Information, Item 1. Legal Proceedings."

RESULTS OF OPERATIONS

  Unicom recorded a loss per common share of $0.08 for the three months ended June 30, 1997 compared to earnings of $0.47 for the three months ended June 30, 1996, earnings of $0.43 for the six months ended June 30, 1997 compared to $1.10 for the six months ended June 30, 1996, and earnings of $2.42 for the twelve months ended June 30, 1997 compared to $3.16 for the twelve months ended June 30, 1996. Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the results of operations for ComEd alone.

  Net Income. ComEd's loss in the three months ended June 30, 1997, compared to earnings in the same period ended June 30, 1996, reflects, among other factors, a 20% increase in O&M expenses, which had a net income effect of $63 million or $0.29 per common share. Also contributing to the loss were higher fuel and purchased power costs, of which $59 million, with a net income effect of $36 million or $0.17 per common share, was not recoverable through the fuel adjustment clause, reflecting an increase in generation at ComEd's coal fired stations and increased sales to wholesale customers. Depreciation expense for the three months ended June 30, 1997 included $15 million for additional depreciation related to the steam generators that are being replaced at Byron Unit 1 and Braidwood Unit 1. The three months ended June 30, 1996 included property tax credits of $23 million, with a net income effect of $14 million or $0.07 per common share, related to the year 1995.

  The decrease in ComEd's earnings in the six months ended June 30, 1997, compared to the same period ended June 30, 1996, reflects, among other factors, a 15% increase in O&M expenses, which had a net income effect of $98 million or $0.45 per common share. Also contributing to the lower earnings were higher fuel and purchased power costs, of which $90 million, with a net income effect of $54 million or $0.25 per common share, was not recoverable through the fuel adjustment clause, reflecting an increase in generation at ComEd's coal fired stations and increased sales to wholesale customers. Depreciation expense for the six months ended June 30, 1997 included $30 million for additional depreciation related to the steam generators that are being replaced at Byron Unit 1 and Braidwood Unit 1. The six months ended June 30, 1996 included property tax credits of $23 million, with a net income effect of $14 million or $0.07 per common share, related to the year 1995.

  The decrease in ComEd's earnings in the twelve months ended June 30, 1997, compared to the same period ended June 30, 1996, reflects, among other factors, a 6% increase in O&M expenses, which had a net income effect of $84 million or $0.39 per common share. Also contributing to the lower earnings were higher fuel and purchased power costs, of which $133 million, with a net income effect of $81 million or $0.37 per common share, was not recoverable through the fuel adjustment clause, reflecting an increase in generation at ComEd's coal fired stations and increased sales to wholesale customers. The earnings for the twelve months ended June 30, 1997 include charges for additional depreciation related to ComEd's nuclear generating units, which includes the Byron Unit 1 and Braidwood Unit 1 steam generators, of $59 million. Property tax credits of $23 million, with a net income effect of $14 million or $0.07 per common share, related to the year 1995, were recorded in the second quarter of 1996. The decrease in earnings was partially offset by the positive effects of an income tax refund related to prior years with a net income effect of $26 million or $0.12 per common share. In the fourth quarter of 1995, ComEd recorded an after-tax charge of $20 million or $0.09 per common share related to the early redemption of $645 million of long-term debt.

  Operating Revenues. ComEd's electric operating revenues reflect revenues from sales to ultimate consumers (including residential, commercial and industrial customers within its service territory), revenues from sales for resale (i.e., sales to wholesale customers, principally other electric utilities), and revenues from collections under its fuel adjustment clause (which is intended to recover variations in ComEd's fuel cost for generating electric energy and the energy portion of purchased power cost in relation to the amount included in ComEd's base rates). Operating revenues are affected by kilowatthour sales, rates and fuel adjustment clause recoveries. Kilowatthour sales, in turn, are affected by weather, the level of economic activity within ComEd's service area, and off-system or wholesale sales to other utilities. Off-system sales opportunities are affected by a number of factors, including nuclear generating availability and performance.

  Operating revenues increased $102 million in the three months ended June 30, 1997 compared to the three months ended June 30, 1996, primarily due to increased collections under ComEd's fuel adjustment clause and sales to wholesale customers. Kilowatthour sales to retail customers during the three months ended June 30, 1997 were down 0.5% compared to the same period in 1996, including a 4.3% decrease in sales to residential customers, reflecting unseasonably mild weather. Operating revenues increased $168 million in the six months ended June 30, 1997 compared to the six months ended June 30, 1996, primarily due to increased collections under ComEd's fuel adjustment clause and sales to wholesale customers. Increased sales to commercial and industrial customers partially offset by a 1.7% decrease in sales to residential customers, reflecting unseasonably mild weather in the second quarter of 1997, resulted in a 1.1% increase in kilowatthour sales to retail customers during the six months ended June 30, 1997 compared to the same period in 1996. Operating revenues increased $99 million in the twelve months ended June 30, 1997 compared to the twelve months ended June 30, 1996, primarily due to increased sales to wholesale customers and increased collections under ComEd's fuel adjustment clause, partially offset by a 2.0% decrease in kilowatthour sales to retail customers.

  Fuel Costs. Changes in fuel expense for the three months, six months and twelve months ended June 30, 1997 compared to the same periods ended June 30, 1996 primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                         JUNE 30              JUNE 30              JUNE 30
                                                   --------------------  ------------------  --------------------
                                                     1997       1996       1997      1996      1997       1996
                                                   ---------  ---------  --------  --------  ---------  ---------
   Cost of fuel consumed (per million Btu):
     Nuclear.....................................      $0.60      $0.54     $0.57     $0.53      $0.55      $0.53
     Coal........................................      $2.37      $2.56     $2.41     $2.51      $2.37      $2.45
     Oil.........................................      $4.49      $3.80     $3.86     $3.27      $3.72      $3.17
     Natural gas.................................      $2.37      $2.87     $2.57     $2.91      $2.59      $2.22
     Average all fuels...........................      $1.45      $1.23     $1.37     $1.13      $1.28      $1.10
   Net generation of electric energy (millions of
    kilowatthours)...............................     18,761     21,822    41,080    45,315     88,813     93,748
   Fuel sources of kilowatthour generation:
     Nuclear.....................................         52%        67%       57%       71%        61%        71%
     Coal........................................         43         30        39        26         36         25
     Oil.........................................        --         --          1         1        --           1
     Natural gas.................................          5          3         3         2          3          3
                                                   ---------  ---------  --------  --------  ---------  ---------
                                                         100%       100%      100%      100%       100%       100%
                                                   =========  =========  ========  ========  =========  =========

  The decrease in nuclear generation as a percentage of total generation, for the three months, six months and twelve months ended June 30, 1997 compared to the same periods ended June 30, 1996, is primarily due to outages at certain of ComEd's nuclear generating stations. See "Regulation," subcaption "Nuclear Matters" above for information regarding outages at certain of ComEd's nuclear generating stations and outages in the Midwestern power grid in 1997.

  Fuel costs, not recoverable under ComEd's fuel adjustment clause, increased $36 million, $67 million and $108 million for the three months, six months and twelve months ended June 30, 1997, respectively, compared to the same periods ended June 30, 1996. The increased fuel costs are due primarily to an increase in generation at ComEd's coal fired stations and increased sales to wholesale customers. See "Regulation," subcaption "Nuclear Matters" above for information regarding outages at certain of ComEd's nuclear generating stations.

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

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. In addition, as of June 30, 1997, ComEd had unrecovered fuel costs in the form of coal reserves of $311 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and "Deferred Unrecovered Energy Costs" in Note 1 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd and the Indiana Company's generating units and the availability and cost of power from other utilities. Purchased power costs not recoverable under ComEd's fuel adjustment clause increased $23 million for the three months and six months ended and $25 million for the twelve months ended June 30, 1997, respectively, compared to the same periods ended June 30, 1996. The increased purchased power costs are due primarily to a decrease in nuclear generation. See "Fuel Costs" and "Regulation," subcaption "Nuclear Matters" above.

  The number and average cost of kilowatthours purchased were as follows:

                            THREE MONTHS    SIX MONTHS ENDED      TWELVE MONTHS ENDED
                            ENDED JUNE 30        JUNE 30                JUNE 30
                            --------------  -------------------   ---------------------
                             1997    1996     1997       1996       1997        1996
                            ------  ------  --------   --------   ----------  ---------
   Kilowatthours
    (millions)............. 5,530   1,376      8,982      2,847       12,264      4,874
   Cost per kilowatthour...  2.16c   2.40c      2.04c      2.27c        2.16c      2.44c

  Deferred Under or Overrecovered Energy Costs--Net. Operating expenses for the three months, six months and twelve months ended June 30, 1997 and 1996 include the net change in under or overrecovered allowable energy costs under ComEd's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy Costs."

  Operation and Maintenance Expenses. O&M expenses include the expenses associated with operating and maintaining ComEd's generation, transmission and distribution assets as well as administrative overhead and support. Given the variety of expense categories covered, there are a number of factors which affect the level of such expenses within any given period. Two major components of such expenses, however, are the costs associated with operating and maintaining ComEd's nuclear and fossil generating facilities. Generating station expenses are affected by the cost of materials, regulatory requirements and expectations, the age of facilities as well as cost control efforts.

  During the three months, six months and twelve months ended June 30, 1997, the aggregate level of O&M expenses increased 20%, 15% and 6%, respectively, compared to the same periods ended June 30, 1996. The periods include increases in the level of nuclear generating station expenses, as discussed below. The twelve months ended June 30, 1996 reflects the impact of an early separation program offered to ComEd's employees, which resulted in a $99 million charge related to the offered incentives. Additional factors in each period also affected the level of O&M expenses.

  O&M expenses associated with nuclear generating stations increased $97 million, $142 million and $221 million during the three months, six months and twelve months ended June 30, 1997, respectively, compared to the same periods ended June 30, 1996, as a result of activities associated with the repair, replacement and improvement of nuclear generating facility equipment. Beginning in 1995, ComEd increased the number and scope of maintenance activities associated with its nuclear generating stations. Such efforts are the result of station performance evaluations performed to identify the sources and causes of unplanned equipment repairs. The goal of such efforts is to design and implement cost effective repairs and improvements to increase station availability. The efforts begun in 1995 are expected to continue through 1998.

  The increase in O&M expenses associated with nuclear generating stations has been driven by ComEd's objective to improve station availability as well as to meet regulatory requirements and expectations. ComEd is pursuing a program to improve the quality of nuclear operations, including safety and efficiency, which is also expected to achieve a longer term goal of improved availability and to be positioned to take advantage of opportunities in a more competitive market. Over the past several years, ComEd has increased and reinforced station management with managers drawn from other utilities which have resolved similar operating issues. It has also sought to identify, anticipate and address nuclear station operation and performance issues in a safe, cost-effective manner while seeking to improve the availability and capacity factors of its nuclear generating units. Such activities have included improvements in operating and personnel procedures and repair and replacement of equipment, and can result in longer unit outages. Such activities have involved increased maintenance and repair expenses in recent years.

  During the three months, six months and twelve months ended June 30, 1997, O&M expenses associated with fossil generating stations increased $7 million, and decreased $7 million and $26 million, respectively, compared to the same periods ended June 30, 1996. The increase related to fossil generating stations in the recent three months ended is primarily due to an increase in the repair and improvement of fossil generating facility equipment, partially offset by a reduction of personnel. The decreases related to the fossil generating stations in the recent six months and twelve months ended are primarily due to reductions in the repair and improvement of fossil generating facility equipment and a reduction of personnel.

  O&M expenses associated with ComEd's transmission and distribution system increased $6 million, $14 million and $29 million in the three months, six months and twelve months ended June 30, 1997, respectively, compared to the same periods ended June 30, 1996. The increases in the recent three months, six months and twelve months ended are due to a variety of reasons, including increased emergency restoration costs and certain load dispatching activities. O&M expenses associated with customer related activities increased $14 million in the twelve months ended June 30, 1997 compared to the same period ended June 30, 1996, primarily due to an increase in uncollectible accounts and sales and marketing expenses.

  O&M expenses also include compensation and benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave voluntarily. Such incentives included both current payments and earlier eligibility for post-retirement health care benefits, resulting in provisions of $11 million for the payments and $5 million for the benefits incentives for the twelve months ended June 30, 1997 and resulted in provisions of $73 million for payments and $26 million for benefits incentives for the twelve months ended June 30, 1996. ComEd also recorded a reduction of $7 million in the provision for pension costs for the six months and twelve months ended June 30, 1997, compared to the same periods ended June 30, 1996. Finally, O&M expenses reflect $38 million and $65 million for employee incentive compensation plan costs for the twelve months ended June 30, 1997 and 1996, respectively. The payments, which were made partly in cash and partly in shares of Unicom common stock, were made under Unicom's Long-Term Incentive Plan as the result of the achievement during the years 1996 and 1995, respectively, of specified financial performance, cost containment and operating performance goals. The effects of inflation have also increased O&M expenses during the periods and are reflected in the increases and decreases discussed herein.

  Excluding the special items described below, ComEd expects 1997 overall O&M expenses to increase by approximately $150 million over 1996 expenses. Approximately $100 million of this increase is related to nuclear operations and is intended to address previously identified operational issues, including issues identified by the NRC in connection with its determination regarding the plants to be monitored closely, and to achieve a longer term benefit of improved capacity factors. ComEd expects this increased level of expenses to continue through 1998. In addition to the $150 million O&M increase discussed above, ComEd estimates that it will incur O&M charges in the second half of 1997 of approximately $25 million for a voluntary separation offer made to certain ComEd management employees. In addition, the delay in the closing of the sale of the State Line and Kincaid generating stations is expected to increase 1997 O&M expenses by approximately $25 million, however, such delay also results in decreased purchased power costs of a comparable amount.

  Depreciation. Depreciation expense for the three months, six months and twelve months ended June 30, 1997 increased over the same periods a year ago as a result of additional nuclear depreciation and additions to plant in service. The additional depreciation on ComEd's nuclear generating units includes depreciation recorded on a straight-line basis related to its steam generators at Byron Unit 1 and Braidwood Unit 1, which are expected to be replaced prior to year-end 1998. Use of the straight-line methodology for these components resulted in $15 million of additional depreciation expense for the three months ended June 30, 1997 and $30 million of additional depreciation expense for the six months and twelve months ended June 30, 1997. ComEd also recorded additional depreciation charges of $30 million on its nuclear generating units in the last half of 1996. ComEd also continues to consider the possibility of additional depreciation options. See "Depreciation and Decommissioning" in Note 1 and Note 2 of Notes to Financial Statements.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, six months and twelve months ended June 30, 1997 compared to the same periods ended June 30, 1996 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                 THREE MONTHS ENDED     SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                       JUNE 30               JUNE 30               JUNE 30
                                --------------------- --------------------- ---------------------
                                   1997       1996       1997       1996       1997       1996
                                ---------- ---------- ---------- ---------- ---------- ----------
      Long-term debt outstand-
       ing:
       Average amount (mil-
        lions)................    $6,245     $6,682     $6,395     $6,700     $6,493     $7,011
       Average interest rate..      7.64%      7.72%      7.65%      7.72%      7.63%      7.73%
      Notes payable outstand-
       ing:
       Average amount (mil-
        lions)................    $  222     $  313     $  180     $  301     $  170     $  196
       Average interest rate..      5.95%      5.71%      5.87%      5.81%      5.81%      5.91%

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

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements under "AFUDC". AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended June 30, 1997 and December 31, 1996 were 2.57 and 2.90, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended June 30, 1997 and December 31, 1996 were 2.20 and 2.48, respectively.

  Business corporations, in general, have been adversely affected by inflation because amounts retained after the payment of all costs have been inadequate to replace, at increased costs, the productive assets consumed. Electric utilities, in particular, have been especially affected as a result of their capital intensive nature and regulation, which limits capital recovery and prescribes installation or modification of facilities to comply with increasingly stringent safety and environmental requirements. Because the regulatory process limits the amount of depreciation expense included in ComEd's revenue allowance to the original cost of utility plant investment, the resulting cash flows are inadequate to provide for replacement of that investment in future years or preserve the purchasing power of common equity capital previously invested.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of June 30, 1997 and December 31, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of June 30, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1997 and 1996, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
August 8, 1997

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, six months and twelve months ended June 30, 1997 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                 JUNE 30                 JUNE 30                 JUNE 30
                          ----------------------  ----------------------  ----------------------
                             1997        1996        1997        1996        1997        1996
                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating
 Revenues...............  $1,650,057  $1,547,632  $3,399,142  $3,231,121  $7,102,569  $7,003,236
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating
 Expenses and Taxes:
 Fuel...................  $  289,828  $  287,910  $  597,623  $  548,882  $1,215,781  $1,111,292
 Purchased power........     119,333      33,061     183,640      64,500     264,440     118,892
 Deferred
  (under)/overrecovered
  energy costs--net.....      18,894     (33,353)     20,167     (10,350)     21,333     (14,346)
 Operation..............     428,611     379,122     828,821     726,568   1,598,428   1,571,767
 Maintenance............     209,073     154,445     377,497     317,992     712,000     599,819
 Depreciation...........     245,966     229,827     495,086     460,438     986,512     907,947
 Recovery of regulatory
  assets................       3,818       3,818       7,636       7,636      15,272      15,272
 Taxes (except income)..     191,249     159,351     396,850     377,481     802,037     810,122
 Income taxes--
   Current--Federal.....      11,970      41,810      62,677     109,522     218,480     263,709
   --State..............       3,997      11,470      22,040      32,659      63,574      91,690
   Deferred--Federal--
    net.................       2,811      27,477      30,624      51,348     119,396     184,351
   --State--net.........         680       5,169         794       5,376      11,559      12,920
 Investment tax credits
  deferred--net.........      (7,897)     (7,165)    (15,794)    (14,332)    (34,840)    (28,685)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,518,333  $1,292,942  $3,007,661  $2,677,720  $5,993,972  $5,644,750
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating
 Income.................  $  131,724  $  254,690  $  391,481  $  553,401  $1,108,597  $1,358,486
                          ----------  ----------  ----------  ----------  ----------  ----------
Other Income and
 (Deductions):
 Interest on long-term
  debt..................  $ (119,363) $ (128,949) $ (244,472) $ (258,679) $ (495,691) $ (541,720)
 Interest on notes
  payable...............      (3,298)     (4,436)     (5,249)     (8,687)     (9,869)    (11,595)
 Allowance for funds
  used during
  construction--
   Borrowed funds.......       4,952       6,367       9,004      11,265      17,164      17,525
   Equity funds.........       5,706       6,068      10,786      10,766      20,797      18,026
 Income taxes
  applicable to
  nonoperating
  activities............       2,052         790       2,418       5,066       5,165       9,682
 Provision for
  dividends on company-
  obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trusts.....      (7,428)     (4,240)    (14,076)     (8,480)    (22,556)    (12,908)
 Miscellaneous--net.....     (12,378)    (10,842)    (21,250)    (29,313)    (26,935)    (59,406)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $ (129,757) $ (135,242) $ (262,839) $ (278,062) $ (511,925) $ (580,396)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income Before
 Extraordinary Item.....  $    1,967  $  119,448  $  128,642  $  275,339  $  596,672  $  778,090
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --      (20,022)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............  $    1,967  $  119,448  $  128,642  $  275,339  $  596,672  $  758,068
Provision for Dividends
 on Preferred and
 Preference Stocks......      15,485      16,472      31,012      32,986      62,450      69,172
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income (Loss) on
 Common Stock...........  $  (13,518) $  102,976  $   97,630  $  242,353  $  534,222  $  688,896
                          ==========  ==========  ==========  ==========  ==========  ==========
Average Number of Common
 Shares Outstanding.....     214,226     214,198     214,223     214,196     214,218     214,195
Earnings (Loss) per
 Common Share Before
 Extraordinary Item.....      $(0.06)      $0.48       $0.46       $1.13       $2.49       $3.31
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --        (0.09)
                          ----------  ----------  ----------  ----------  ----------  ----------
Earnings (Loss) per
 Common Share...........      $(0.06)      $0.48       $0.46       $1.13       $2.49       $3.22
                          ==========  ==========  ==========  ==========  ==========  ==========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,    DECEMBER 31,
                       ASSETS                            1997          1996
                       ------                         -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,143 million
   and $1,034 million, respectively)................. $28,253,144  $27,900,632
  Less--Accumulated provision for depreciation.......  12,038,829   11,479,991
                                                      -----------  -----------
                                                      $16,214,315  $16,420,641
  Nuclear fuel, at amortized cost....................     822,373      805,623
                                                      -----------  -----------
                                                      $17,036,688  $17,226,264
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds...................... $ 1,712,464  $ 1,456,360
  Subsidiary companies...............................     120,937      118,188
  Other investments, at cost.........................      36,530       14,903
                                                      -----------  -----------
                                                      $ 1,869,931  $ 1,589,451
                                                      -----------  -----------
Current Assets:
  Cash............................................... $       --   $        89
  Temporary cash investments.........................      49,796       28,801
  Other cash investments.............................       7,932          --
  Special deposits...................................         466        1,610
  Receivables--
    Customers........................................     562,836      568,155
    Other............................................      63,735      103,243
    Provisions for uncollectible accounts............     (13,747)     (12,893)
  Coal and fuel oil, at average cost.................     180,150      140,362
  Materials and supplies, at average cost............     323,944      324,485
  Deferred unrecovered energy costs..................      80,291      104,651
  Deferred income taxes related to current assets and
   liabilities.......................................     113,909      119,917
  Prepayments and other..............................      38,417       35,315
                                                      -----------  -----------
                                                      $ 1,407,729  $ 1,413,735
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,524,259  $ 2,434,807
  Unrecovered energy costs...........................     387,468      444,009
  Other..............................................      97,472      108,834
                                                      -----------  -----------
                                                      $ 3,009,199  $ 2,987,650
                                                      -----------  -----------
                                                      $23,323,547  $23,217,100
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,   DECEMBER 31,
            CAPITALIZATION AND LIABILITIES                1997         1996
            ------------------------------             ----------- ------------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,969,582 $ 6,043,093
  Preferred and preference stocks without mandatory
   redemption requirements............................     507,103     507,342
  Preference stock subject to mandatory redemption
   requirements.......................................     202,035     217,901
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts*...................     350,000     200,000
  Long-term debt......................................   5,690,718   5,957,604
                                                       ----------- -----------
                                                       $12,719,438 $12,925,940
                                                       ----------- -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $   256,000 $   121,000
    Bank loans........................................       7,750       7,750
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease obligations.     711,253     743,528
  Accounts payable....................................     407,470     478,876
  Accrued interest....................................     168,813     166,862
  Accrued taxes.......................................     221,620     182,366
  Dividends payable...................................     106,750     101,216
  Customer deposits...................................      54,733      51,585
  Other...............................................     100,348      98,444
                                                       ----------- -----------
                                                       $ 2,034,737 $ 1,951,627
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,535,545 $ 4,568,832
  Accumulated deferred investment tax credits.........     639,868     655,662
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     674,704     657,449
  Obligations under capital leases....................     522,746     474,841
  Regulatory liabilities..............................     723,922     668,301
  Other...............................................   1,472,587   1,314,448
                                                       ----------- -----------
                                                       $ 8,569,372 $ 8,339,533
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,323,547 $23,217,100
                                                       =========== ===========

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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       JUNE 30,    DECEMBER 31,
                                                         1997          1996
                                                      -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,226,420 shares and 214,218,454
    shares, respectively............................. $ 2,677,830  $ 2,677,731
  Premium on common stock and other paid-in capital..   2,223,535    2,223,396
  Capital stock and warrant expense..................     (15,982)     (15,990)
  Retained earnings..................................   1,084,199    1,157,956
                                                      -----------  -----------
                                                      $ 5,969,582  $ 6,043,093
                                                      -----------  -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957  $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--67,491 shares and 75,003 shares,
    respectively.....................................       2,146        2,385
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --           --
                                                      -----------  -----------
                                                      $   507,103  $   507,342
                                                      -----------  -----------
Preference Stock Subject to Mandatory Redemption
 Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--2,466,775 shares and 2,496,775
    shares, respectively............................. $   245,609  $   248,589
  Current redemption requirements for preference
   stock included in current liabilities.............     (43,574)     (30,688)
                                                      -----------  -----------
                                                      $   202,035  $   217,901
                                                      -----------  -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts..................... $   350,000  $   200,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1997 through 2001--5 3/8% to 9 3/8%..... $   920,000  $ 1,120,000
    Maturing 2002 through 2011--4.15% to 8 3/8%......   1,640,400    1,640,400
    Maturing 2012 through 2021--5.85% to 9 7/8%......   1,191,000    1,391,000
    Maturing 2022 through 2023--7 3/4% to 8 5/8%.....   1,160,000    1,160,000
                                                      -----------  -----------
                                                      $ 4,911,400  $ 5,311,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     100,597      105,164
  Pollution control obligations, due 2007 through
   2014-- 4.10% to 5 7/8%............................     142,200      142,200
  Other long-term debt...............................   1,116,890      986,932
  Deposit for retirement of long-term debt...........        (229)         --
  Current maturities of long-term debt included in
   current liabilities...............................    (531,612)    (538,534)
  Unamortized net debt discount and premium..........     (48,528)     (49,558)
                                                      -----------  -----------
                                                      $ 5,690,718  $ 5,957,604
                                                      -----------  -----------
                                                      $12,719,438  $12,925,940
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                         THREE MONTHS ENDED    SIX MONTHS ENDED     TWELVE MONTHS ENDED
                               JUNE 30              JUNE 30               JUNE 30
                         ------------------- --------------------- ---------------------
                            1997      1996      1997       1996       1997       1996
                         ---------- -------- ---------- ---------- ---------- ----------
                                             (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................. $1,183,414 $875,547 $1,157,956 $  821,848 $  892,836 $  546,624
Add--Net income.........      1,967  119,448    128,642    275,339    596,672    758,068
                         ---------- -------- ---------- ---------- ---------- ----------
                         $1,185,381 $994,995 $1,286,598 $1,097,187 $1,489,508 $1,304,692
                         ---------- -------- ---------- ---------- ---------- ----------
Deduct--
   Dividends declared
    on--
    Common stock........ $   85,691 $ 85,680 $  171,381 $  171,358 $  342,755 $  342,713
    Preferred and pref-
     erence stocks......     15,463   16,451     30,990     32,965     62,121     66,066
   Other capital stock
    transactions--net...         28       28         28         28        433      3,077
                         ---------- -------- ---------- ---------- ---------- ----------
                         $  101,182 $102,159 $  202,399 $  204,351 $  405,309 $  411,856
                         ---------- -------- ---------- ---------- ---------- ----------
Balance at End of
 Period................. $1,084,199 $892,836 $1,084,199 $  892,836 $1,084,199 $  892,836
                         ========== ======== ========== ========== ========== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED     SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                JUNE 30               JUNE 30                 JUNE 30
                          --------------------  --------------------  ------------------------
                            1997       1996       1997       1996        1997         1996
                          ---------  ---------  ---------  ---------  -----------  -----------
                                              (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income.............  $   1,967  $ 119,448  $ 128,642  $ 275,339  $   596,672  $   758,068
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and
    amortization........    256,426    238,191    515,140    479,065    1,025,019      951,021
   Deferred income taxes
    and investment tax
    credits--net........     (5,082)    25,996     14,885     42,204       97,538      166,057
   Extraordinary loss
    related to early
    redemption of long-
    term debt...........        --         --         --         --           --        33,158
   Equity component of
    allowance for funds
    used during
    construction........     (5,706)    (6,068)   (10,786)   (10,766)     (20,797)     (18,026)
   Recovery of
    regulatory assets...      3,818      3,818      7,636      7,636       15,272       15,272
   Provisions/(payments)
    for liability for
    separation costs--
    net.................      1,428      2,373        802    (29,930)         845       30,223
   Net effect on cash
    flows of changes in:
     Receivables........     22,189     26,180     45,681    136,864      (23,295)     (26,208)
     Coal and fuel oil..     (7,513)   (22,314)   (39,788)   (37,805)     (13,169)     (33,683)
     Materials and
      supplies..........        571     (7,149)       541     (8,752)      18,347       24,239
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and separation
      costs--net........     10,050     16,453     15,630    (49,359)     175,425      334,897
     Accrued interest
      and taxes.........    (24,687)    23,237     41,205     72,881      (68,697)     (22,397)
     Other changes in
      certain current
      assets and
      liabilities.......     31,408    (17,941)    23,260     (8,670)      45,694        8,294
   Other--net...........     47,457     26,359    113,359     29,850      189,050       40,532
                          ---------  ---------  ---------  ---------  -----------  -----------
                          $ 332,326  $ 428,583  $ 856,207  $ 898,557  $ 2,037,904  $ 2,261,447
                          ---------  ---------  ---------  ---------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(216,138) $(237,046) $(425,844) $(517,880) $  (857,834) $(1,037,280)
 Nuclear fuel
  expenditures..........    (41,943)  (109,184)   (90,716)  (143,603)    (228,946)    (321,567)
 Equity component of
  allowance for funds
  used during
  construction..........      5,706      6,068     10,786     10,766       20,797       18,026
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --     (80,181)   (83,178)    (116,284)    (119,602)
 Other investments and
  special deposits......     (4,998)       --     (29,300)       (48)     (29,304)      20,200
                          ---------  ---------  ---------  ---------  -----------  -----------
                          $(257,373) $(340,162) $(615,255) $(733,943) $(1,211,571) $(1,440,223)
                          ---------  ---------  ---------  ---------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $     --   $ 198,902  $ 297,663  $ 198,902  $   297,663  $   198,902
  Preferred securities
   of subsidiary
   trusts...............        --         --     150,000        --       150,000      200,000
  Capital stock.........         39         80        238        105          802          180
 Retirement and
  redemption of
  securities--
  Long-term debt........    (72,571)  (267,056)  (574,482)  (267,097)    (739,370)  (1,112,706)
  Capital stock.........     (3,040)    (3,082)    (3,239)    (3,107)     (44,645)     (18,004)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............      2,102      2,643       (229)      (975)         746         (598)
 Premium paid on early
  redemption of long-
  term debt.............        --         --      (9,500)       --        (9,500)     (25,823)
 Cash dividends paid on
  capital stock.........   (105,457)  (106,433)  (210,913)  (208,625)    (427,052)    (417,840)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     36,801     35,402     81,271    159,615      238,273      237,491
 Nuclear fuel lease
  principal payments....    (36,305)   (50,918)   (85,855)  (106,969)    (190,627)    (229,197)
 Increase (Decrease) in
  short-term
  borrowings............    134,000     98,850    135,000     66,250      (70,650)     287,250
                          ---------  ---------  ---------  ---------  -----------  -----------
                          $ (44,431) $ (91,612) $(220,046) $(161,901) $  (794,360) $  (880,345)
                          ---------  ---------  ---------  ---------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $  30,522  $  (3,191) $  20,906  $   2,713  $    31,973  $   (59,121)
Cash and Temporary Cash
 Investments at
 Beginning of Period....     19,274     21,014     28,890     15,110       17,823       76,944
                          ---------  ---------  ---------  ---------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $  49,796  $  17,823  $  49,796  $  17,823  $    49,796  $    17,823
                          =========  =========  =========  =========  ===========  ===========

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $147 million and $157 million for the three months ended June 30, 1997 and 1996, respectively, $299 million and $314 million for the six months ended June 30, 1997 and 1996, respectively, and $604 million and $654 million for the twelve months ended June 30, 1997 and 1996, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 1997 and 1996 was as follows:

                          THREE MONTHS ENDED SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30            JUNE 30
                          ------------------ ----------------- -------------------
                            1997     1996      1997     1996     1997      1996
                          ------------------ -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $97,518  $114,114 $255,253 $270,724  $518,027  $558,660
   Income taxes (net of
    refunds)............  $ 48,503 $   9,284 $ 55,501 $  9,284 $ 285,137 $ 355,634
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $ 39,376 $  36,994 $ 85,773 $162,486  $244,261 $ 242,820

  (2) RATE MATTERS. See Unicom's Note 2 of Notes to Financial Statements.

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At June 30, 1997, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--22,776,775 shares; $1.425 convertible preferred stock--67,491 shares; and prior preferred stock-- 850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (4) COMMON STOCK. At June 30, 1997, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 68,840
      Conversion of warrants............................................. 25,689
                                                                          ------
                                                                          94,529
                                                                          ======

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  During the three months, six months and twelve months ended June 30, 1997 and 1996, shares of common stock were issued as follows:

                                                SIX MONTHS
                         THREE MONTHS ENDED        ENDED     TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30          JUNE 30
                         --------------------  ------------- ---------------------
                           1997       1996      1997   1996    1997       1996
                         ---------  ---------  ------ ------ ---------- ----------
Conversion of $1.425
 convertible preferred
 stock..................     1,272      2,634  7,654  3,435      26,365     5,834
Conversion of warrants..       131        336    312    399       1,271       482
                         ---------  ---------  -----  -----  ---------- ---------
                             1,403      2,970  7,966  3,834      27,636     6,316
                         =========  =========  =====  =====  ========== =========

  At June 30, 1997 and December 31, 1996, 77,068 and 78,045 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

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

  (11) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 11 of Notes to Financial Statements.

  (12) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 12 of Notes to Financial Statements.

  (13) PENSION BENEFITS. See Unicom's Note 13 of Notes to Financial Statements.

  (14) POSTRETIREMENT BENEFITS. See Unicom's Note 14 of Notes to Financial Statements.

  (15) SEPARATION PLAN COSTS. See Unicom's Note 15 of Notes to Financial Statements.

  (16) INCOME TAXES. The components of the net deferred income tax liability at June 30, 1997 and December 31, 1996 were as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                        ----------  ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................  $3,527,392   $3,507,916
 Overheads capitalized................................     252,727      261,437
 Repair allowance.....................................     222,775      228,426
 Regulatory assets recoverable through future rates...   1,646,700    1,649,037
Deferred income tax assets:
 Postretirement benefits..............................    (289,014)    (269,153)
 Unbilled revenues....................................    (119,645)    (136,406)
 Alternative minimum tax..............................     (37,737)     (80,159)
 Unamortized investment tax credits to be settled
  through future rates................................    (419,936)    (430,297)
 Other regulatory liabilities to be settled through
  future rates........................................    (303,986)    (238,004)
 Other--net...........................................     (57,640)     (43,882)
                                                        ----------   ----------
Net deferred income tax liability.....................  $4,421,636   $4,448,915
                                                        ==========   ==========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The $27 million decrease in the net deferred income tax liability from December 31, 1996 to June 30, 1997 is comprised of $31 million of deferred income tax expense and a $58 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, six months and twelve months ended June 30, 1997 and 1996 were as follows:

                          THREE MONTHS ENDED    SIX MONTHS ENDED   TWELVE MONTHS ENDED
                                JUNE 30             JUNE 30              JUNE 30
                          --------------------  -----------------  --------------------
                            1997       1996      1997      1996      1997       1996
                          ---------  ---------  -------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Electric operating in-
 come:
 Current income taxes...  $  15,967  $  53,280  $84,717  $142,181  $ 282,054  $ 355,399
 Deferred income taxes..      3,491     32,646   31,418    56,724    130,955    197,271
 Investment tax credits
  deferred--net.........     (7,897)    (7,165) (15,794)  (14,332)   (34,840)   (28,685)
Other (income) and de-
 ductions...............     (1,837)      (912)  (2,120)   (5,037)    (4,465)   (12,171)
                          ---------  ---------  -------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $   9,724  $  77,849  $98,221  $179,536  $ 373,704  $ 511,814
                          =========  =========  =======  ========  =========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1997 and 1996:

                         THREE MONTHS ENDED   SIX MONTHS ENDED    TWELVE MONTHS ENDED
                              JUNE 30              JUNE 30              JUNE 30
                         -------------------  ------------------  --------------------
                           1997      1996       1997      1996      1997       1996
                         --------- ---------  --------  --------  --------  ----------
Pre-tax book income
 (thousands)............  $11,692   $197,297  $226,864  $454,875  $970,376  $1,289,904
Effective income tax
 rate...................     83.2%      39.5%     43.3%     39.5%     38.5%       39.7%

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 1997 and 1996 were as follows:

                          THREE MONTHS ENDED   SIX MONTHS ENDED   TWELVE MONTHS ENDED
                               JUNE 30             JUNE 30              JUNE 30
                          -------------------  -----------------  --------------------
                            1997      1996      1997      1996      1997       1996
                          --------- ---------  -------  --------  ---------  ---------
                                          (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $  4,092  $  69,054  $79,402  $159,206  $ 339,632  $ 451,467
Equity component of
 AFUDC which was
 excluded from taxable
 income.................    (1,997)    (2,124)  (3,775)   (3,768)    (7,279)    (6,309)
Amortization of invest-
 ment tax credits.......    (7,897)    (7,165) (15,794)  (14,332)   (34,840)   (28,685)
State income taxes, net
 of federal income tax-
 es.....................     2,804     10,721   14,451    24,123     48,709     66,811
Differences between book
 and tax accounting,
 primarily property-re-
 lated deductions.......    12,229      6,029   22,526    11,911     24,674     11,936
Other--net..............       493      1,334    1,411     2,396      2,808     16,594
                          --------  ---------  -------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $  9,724  $  77,849  $98,221  $179,536  $ 373,704  $ 511,814
                          ========  =========  =======  ========  =========  =========

  The effects of an income tax refund related to prior years increased net income by $26 million or $0.12 per common share for the twelve months ended June 30, 1997.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED

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

  (17) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1997 and 1996 were as follows:

                         THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30            JUNE 30
                         ------------------- ----------------- -------------------
                           1997      1996      1997     1996     1997      1996
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  57,154 $  51,982 $111,409 $110,492 $ 227,978 $ 232,097
Illinois invested capi-
 tal....................    25,827    26,025   52,017   52,179   104,501   104,899
Municipal utility gross
 receipts...............    39,067    37,823   81,570   79,401   170,884   172,253
Real estate.............    33,395     8,650   72,562   53,778   148,770   142,572
Municipal compensation..    18,315    17,709   38,025   36,804    79,765    79,979
Other--net..............    17,491    17,162   41,267   44,827    70,139    78,322
                         --------- --------- -------- -------- --------- ---------
                         $ 191,249 $ 159,351 $396,850 $377,481 $ 802,037 $ 810,122
                         ========= ========= ======== ======== ========= =========

  ComEd's real estate taxes for the three months, six months and twelve months ended June 30, 1996 reflect a credit of $23 million which related to the year 1995.

  (18) LEASE OBLIGATIONS. See the first paragraph of Unicom's Note 18 of Notes to Financial Statements.

  Future minimum rental payments, net of executory costs, at June 30, 1997 for capital leases are estimated to aggregate $786 million, including $91 million in 1997, $223 million in 1998, $191 million in 1999, $121 million in 2000, $79 million in 2001 and $81 million in 2002-2005. The estimated interest component of such rental payments aggregates $101 million. The estimated portions of obligations due within one year under capital leases of $136 million and $174 million at June 30, 1997 and December 31, 1996, respectively, were included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at June 30, 1997 for operating leases are estimated to aggregate $164 million, including $10 million in 1997, $19 million in 1998, $17 million in 1999, $13 million in 2000, $12 million in 2001 and $93 million in 2002-2024.

  (19) JOINT PLANT OWNERSHIP. See Unicom's Note 19 of Notes to Financial Statements.

  (20) COMMITMENTS AND CONTINGENT LIABILITIES. See Unicom's Note 20 of Notes to Financial Statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


  Since January 1, 1997, civil penalties were imposed on ComEd on 5 occasions for violations of NRC regulations in amounts aggregating $950,000. To ComEd's knowledge, there are 3 current enforcement issues outstanding and under review by the NRC.

  As described under "Part I, Item 3. Legal Proceedings" in Unicom and ComEd's Annual Report on Form 10-K for the year ended December 31, 1996, certain Ogle County taxing bodies appealed certain decisions which led to a lower property tax assessment for ComEd's Byron nuclear generating station. The Illinois Appellate Court affirmed the decisions; however, on April 2, 1997, the Illinois Supreme Court accepted an appeal by the taxing bodies from the Illinois Appellate Court decision.

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

  An unresolved issue is whether exposure to EMFs may result in adverse health effects or damage to the environment. EMFs are produced by virtually all devices carrying or utilizing electricity, including transmission and distribution lines as well as home appliances. If regulations are adopted related to EMFs, they could affect the construction and operation of electrical equipment, including transmission and distribution lines and the cost of such equipment. ComEd cannot predict the effect on the cost of such equipment or operations if new regulations related to EMFs are adopted. In the absence of such regulations, EMFs have nonetheless become an issue in siting facilities and in other land use contexts. Litigation has been filed in a variety of locations against a variety of defendants, including ComEd, alleging that the presence or use of electrical equipment has had an adverse effect on the health of persons or has caused a diminution in property values of land adjacent to these facilities. If plaintiffs are successful in litigation of this type and it becomes widespread, the impact on ComEd and on the electric utility industry is not predictable, but could be severe.

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1996 or in these Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1997, which could have such an effect.

  FORWARD LOOKING INFORMATION. Certain portions of these Quarterly Reports contain forward looking statements with respect to the consequences of future events, including estimates of costs associated with certain actions and outcomes. Unforeseen events or conditions may require changes in the factors affecting such estimates and the projected results thereof. Consequently, actual results could differ materially from the estimates presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Construction Program" for additional information regarding certain caveats affecting forward looking statements. Forward looking information is contained in various sections of these reports, including, without limitation, (i) Note 1 of Notes to Financial Statements, under "Depreciation and Decommissioning" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters" with respect to the estimated costs of decommissioning nuclear generating stations, (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Construction Program" and Note 1 of Notes to Financial Statements, under "Depreciation and Decommissioning," regarding ComEd's construction program budget and the early retirement of ComEd's Zion nuclear generating station, (iii) Note 20 of Notes to Financial Statements, regarding cleanup costs associated with MGP and other remediation sites and
(iv) "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations--Operation and Maintenance Expenses," regarding ComEd's 1997 O&M expenses increase over 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Unicom's annual meeting of shareholders was held on May 29, 1997. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                         SHARES       SHARES
  NOMINEE                                               VOTED FOR  WITHHELD FROM
  -------                                              ----------- -------------
Edward A. Brennan..................................... 176,687,877   5,082,303
James W. Compton...................................... 176,610,157   5,160,023
Bruce DeMars.......................................... 176,627,267   5,142,913
Sue L. Gin............................................ 176,734,983   5,035,197
Donald P. Jacobs...................................... 176,667,789   5,102,391
Edgar D. Jannotta..................................... 176,763,464   5,006,716
George E. Johnson..................................... 176,607,742   5,162,438
Leo F. Mullin......................................... 176,912,895   4,857,285
James J. O'Connor..................................... 176,640,759   5,129,421
Samuel K. Skinner..................................... 176,610,852   5,159,328

  Also at the meeting, the appointment by Unicom's Board of Directors of Arthur Andersen LLP as auditors for the year 1997 was approved. A total of 178,493,310 shares voted to approve the appointment, 1,915,775 shares voted against the appointment and 1,361,095 shares abstained.

  In addition, the amended and restated Unicom Corporation Long-Term Incentive Plan was approved at the meeting. A total of 164,874,643 shares voted to approve the plan, 13,279,413 shares voted against approval of the plan and 3,562,934 shares abstained.

  Also, the Unicom Corporation Long-Term Performance Unit Awards under the Long-Term Incentive Plan was approved at the meeting. A total of 146,419,072 shares voted to approve the plan, 31,336,003 shares voted against approval of the plan and 3,961,916 shares abstained.

  Finally, the shareholder proposal to limit to an annual maximum of $250,000 the value of stock and/or cash paid to any one executive under the Long-Term Incentive Plan or as a bonus was not approved at the meeting. A total of 21,998,600 shares voted to approve the plan, 142,746,215 shares voted against approval of the plan and 4,115,182 shares abstained.

  ComEd's annual meeting of shareholders was held on May 29, 1997. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                                       SHARES
  NOMINEE                                                             VOTED FOR
  -------                                                            -----------
Edward A. Brennan................................................... 214,217,564
James W. Compton.................................................... 214,217,564
Bruce DeMars........................................................ 214,217,564
Sue L. Gin.......................................................... 214,217,564
Donald P. Jacobs.................................................... 214,217,564
Edgar D. Jannotta................................................... 214,217,564
George E. Johnson................................................... 214,217,564
Leo F. Mullin....................................................... 214,217,564
James J. O'Connor................................................... 214,217,564
Samuel K. Skinner................................................... 214,217,564

  Also at the meeting, the appointment by ComEd's Board of Directors of Arthur Andersen LLP as auditors for the year 1997 was approved. A total of 214,217,564 shares voted to approve the appointment.

  In addition, the amended and restated Unicom Corporation Long-Term Incentive Plan was approved at the meeting. A total of 214,217,564 shares voted to approve the plan.

  Also, the Unicom Corporation Long-Term Performance Unit Awards under the Long-Term Incentive Plan was approved at the meeting. A total of 214,217,564 shares voted to approve the plan.

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

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated May 30, 1997 was filed by Unicom and ComEd describing (i) the Illinois Appellate Court actions regarding the Rate Order in connection with ComEd's most recent rate case and (ii) Pending Deregulation Legislation.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 8th day of August, 1997. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

                                                   Unicom Corporation
                                                       Registrant

                                                    Robert E. Berdelle
                                          By __________________________________
                                                    Robert E. Berdelle
                                                        Comptroller
                                               (Chief accounting officer and
                                            officer duly authorized to sign on
                                                 behalf of the registrant)


                                               Commonwealth Edison Company
                                                       Registrant

                                                    Robert E. Berdelle
                                          By __________________________________
                                                    Robert E. Berdelle
                                                        Comptroller
                                               (Chief accounting officer and
                                            officer duly authorized to sign on
                                                 behalf of the registrant)

                                 EXHIBIT INDEX

     Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended June 30, 1997;

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