Form 10-Q
period 1997-09-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1997-11-12
CIK 918040, 22606

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

 COMMISSION
    FILE          REGISTRANT; STATE OF INCORPORATION;            IRS EMPLOYER
   NUMBER            ADDRESS; AND TELEPHONE NUMBER            IDENTIFICATION NO.
 ----------       -----------------------------------         ------------------
 1-11375    UNICOM CORPORATION                                    36-3961038
            (an Illinois corporation)
            37th Floor, 10 South Dearborn Street
            Post Office Box A-3005
            Chicago, Illinois 60690-3005
            312/394-7399
 1-1839     COMMONWEALTH EDISON COMPANY (an Illinois              36-0938600
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

Common Stock outstanding at October 31, 1997:
    Unicom Corporation                           216,493,095 shares
    Commonwealth Edison Company                  214,228,070 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                         QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1997 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward looking statements; and reference is made to page 61 for the location and character of such statements.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Income for the three months, nine months
     and twelve months ended September 30, 1997 and 1996.................     5
    Consolidated Balance Sheets--September 30, 1997 and December 31,
     1996................................................................   6-7
    Statements of Consolidated Capitalization--September 30, 1997 and
     December 31, 1996...................................................     8
    Statements of Consolidated Retained Earnings for the three months,
     nine months and twelve months ended September 30, 1997 and 1996.....     9
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1997 and 1996..........    10
    Notes to Financial Statements........................................ 11-32
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 33-47
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    48
    Statements of Consolidated Income for the three months, nine months
     and twelve months ended September 30, 1997 and 1996.................    49
    Consolidated Balance Sheets--September 30, 1997 and December 31,
     1996................................................................ 50-51
    Statements of Consolidated Capitalization--September 30, 1997 and
     December 31, 1996...................................................    52
    Statements of Consolidated Retained Earnings for the three months,
     nine months and twelve months ended September 30, 1997 and 1996.....    53
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1997 and 1996..........    54
    Notes to Financial Statements........................................ 55-58
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    59
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 60-61
  Item 6. Exhibits and Reports on Form 8-K...............................    61
SIGNATURES...............................................................    62

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          TERM                                  MEANING
 ---------------------- ------------------------------------------------------
 AFUDC                  Allowance for funds used during construction
 AMT                    Alternative minimum tax
 APB                    Accounting Principles Board
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 CFC                    Chlorofluorocarbon
 Clean Air Amendments   Clean Air Act Amendments of 1990
 ComEd                  Commonwealth Edison Company
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 EITF                   Emerging Issues Task Force of the FASB
 EMFs                   Electric and magnetic fields
 EPS                    Earnings per Share
 ESPP                   Employee Stock Purchase Plan
 FASB                   Financial Accounting Standards Board
 FERC                   Federal Energy Regulatory Commission
 FERC Order             FERC Open Access Order No. 888 issued in April 1996
 GAAP                   Generally Accepted Accounting Principles
 ICC                    Illinois Commerce Commission
 IDR                    Illinois Department of Revenue
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 ISO                    Independent System Operator
 MGP                    Manufactured gas plant
 NEIL                   Nuclear Electric Insurance Limited
 NLRB                   National Labor Relations Board
 NML                    Nuclear Mutual Limited
 NPL                    National Priorities List
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and Maintenance
 Rate Order             ICC rate order issued in January 1995, as subsequently
                         modified
 RDI                    Resource Data International Inc., a consulting firm
 Remand Order           ICC rate order issued in January 1993, as subsequently
                         modified
 SEC                    Securities and Exchange Commission
 SFAS                   Statement of Financial Accounting Standards
 S&P                    Standard & Poor's
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trust
 Trusts                 ComEd Financing I and ComEd Financing II, ComEd
                         subsidiaries
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 Unicom Resources       Unicom Resources Inc., a Unicom subsidiary
 Unicom Thermal         Unicom Thermal Technologies Inc., a Unicom subsidiary
 Units                  ComEd's nuclear generating units known as Byron Unit 2
                         and Braidwood Units 1 and 2
 U.S. EPA               U.S. Environmental Protection Agency

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of September 30, 1997 and December 31, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of September 30, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP
Chicago, Illinois
November 10, 1997

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, nine months and twelve months ended September 30, 1997 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                                          THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                                             SEPTEMBER 30            SEPTEMBER 30            SEPTEMBER 30
                                         ----------------------  ----------------------  ----------------------
                                            1997        1996        1997        1996        1997        1996
                                         ----------  ----------  ----------  ----------  ----------  ----------
                                                         (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues...................... $2,107,269  $2,067,901  $5,508,864  $5,299,743  $7,146,145  $6,881,269
                                         ----------  ----------  ----------  ----------  ----------  ----------
Operating Expenses and Taxes:
 Fuel................................... $  354,585  $  328,986  $  972,375  $  867,518  $1,262,710  $1,112,784
 Purchased power........................     95,762      48,250     279,402     112,750     311,952     144,518
 Operation and maintenance..............    576,287     536,036   1,788,824   1,586,560   2,364,158   2,200,746
 Depreciation...........................    247,074     252,437     743,705     713,538     983,868     936,579
 Recovery of regulatory assets..........      3,818       3,818      11,454      11,454      15,272      15,272
 Taxes (except income)..................    218,440     222,070     616,203     599,775     799,958     793,329
 Income taxes...........................    205,726     213,421     316,727     408,985     397,287     466,753
 Investment tax credits deferred--net...     (7,570)    (12,011)    (23,364)    (26,343)    (30,399)    (33,518)
                                         ----------  ----------  ----------  ----------  ----------  ----------
                                         $1,694,122  $1,593,007  $4,705,326  $4,274,237  $6,104,806  $5,636,463
                                         ----------  ----------  ----------  ----------  ----------  ----------
Operating Income........................ $  413,147  $  474,894  $  803,538  $1,025,506  $1,041,339  $1,244,806
                                         ----------  ----------  ----------  ----------  ----------  ----------
Other Income and (Deductions):
 Interest on long-term debt............. $ (120,446) $ (127,865) $ (369,058) $ (389,106) $ (495,237) $ (527,249)
 Interest on notes payable..............     (3,254)     (3,665)     (8,503)    (12,352)     (9,459)    (13,159)
 Allowance for funds used during
  construction--
  Borrowed funds........................      4,871       4,544      13,875      15,809      17,492      19,395
  Equity funds..........................      5,772       4,955      16,558      15,721      21,614      20,147
 Income taxes applicable to nonoperating
  activities............................      1,996      (4,601)      4,414         465      11,761       3,093
 Provision for dividends--
  Preferred and preference stocks of
   ComEd................................    (14,902)    (15,885)    (45,914)    (48,871)    (61,467)    (68,384)
  ComEd-obligated mandatorily
   redeemable preferred securities of
   subsidiary trusts....................     (7,357)     (4,240)    (21,433)    (12,720)    (25,673)    (16,960)
 Miscellaneous--net.....................    (13,631)      6,843     (33,766)    (22,227)    (46,784)    (34,831)
                                         ----------  ----------  ----------  ----------  ----------  ----------
                                         $ (146,951) $ (139,914) $ (443,827) $ (453,281) $ (587,753) $ (617,948)
                                         ----------  ----------  ----------  ----------  ----------  ----------
Net Income Before Extraordinary Item.... $  266,196  $  334,980  $  359,711  $  572,225  $  453,586  $  626,858
Extraordinary Loss Related to Early
 Redemption of Long-Term Debt, Less
 Applicable Income Taxes................        --          --          --          --          --      (20,022)
                                         ----------  ----------  ----------  ----------  ----------  ----------
Net Income.............................. $  266,196  $  334,980  $  359,711  $  572,225  $  453,586  $  606,836
                                         ==========  ==========  ==========  ==========  ==========  ==========
Average Number of Common Shares
 Outstanding............................    216,409     215,568     216,277     215,418     216,144     215,286
Earnings per Common Share Before
 Extraordinary Item.....................      $1.23       $1.55       $1.66       $2.66       $2.10       $2.91
Extraordinary Loss Related to Early
 Redemption of Long-Term Debt, Less
 Applicable Income Taxes................        --          --          --          --          --        (0.09)
                                         ----------  ----------  ----------  ----------  ----------  ----------
Earnings per Common Share...............      $1.23       $1.55       $1.66       $2.66       $2.10       $2.82
                                         ==========  ==========  ==========  ==========  ==========  ==========
Cash Dividends Declared per Common
 Share..................................      $0.40       $0.40       $1.20       $1.20       $1.60       $1.60

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER
                                                          30,      DECEMBER 31,
                       ASSETS                            1997          1996
                       ------                         -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $923 million and
   $1,034 million, respectively)..................... $28,443,951  $27,900,632
  Less--Accumulated provision for depreciation.......  12,347,376   11,479,991
                                                      -----------  -----------
                                                      $16,096,575  $16,420,641
  Nuclear fuel, at amortized cost....................     839,240      805,623
                                                      -----------  -----------
                                                      $16,935,815  $17,226,264
                                                      -----------  -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 1,821,607  $ 1,456,360
  Subsidiary companies...............................     114,240      113,888
  Other, at cost.....................................     205,028      146,302
                                                      -----------  -----------
                                                      $ 2,140,875  $ 1,716,550
                                                      -----------  -----------
Current Assets:
  Cash............................................... $    20,937  $     8,727
  Temporary cash investments.........................      86,894       51,821
  Special deposits...................................         686        1,610
  Receivables--
    Customers........................................     599,119      568,155
    Other............................................      62,785      109,835
    Provisions for uncollectible accounts............     (16,357)     (12,893)
  Coal and fuel oil, at average cost.................     144,446      140,362
  Materials and supplies, at average cost............     324,263      324,485
  Deferred unrecovered energy costs..................      61,224      104,651
  Deferred income taxes related to current assets and
   liabilities.......................................     120,246      120,185
  Prepayments and other..............................      29,024       35,872
                                                      -----------  -----------
                                                      $ 1,433,267  $ 1,452,810
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 2,486,753  $ 2,434,807
  Unrecovered energy costs...........................     359,197      444,009
  Other..............................................     119,615      113,530
                                                      -----------  -----------
                                                      $ 2,965,565  $ 2,992,346
                                                      -----------  -----------
                                                      $23,475,522  $23,387,970
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS


                                                      SEPTEMBER 30, DECEMBER 31,
            CAPITALIZATION AND LIABILITIES                1997         1996
            ------------------------------            ------------  ------------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 6,211,539 $ 6,104,380
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........     507,053     507,342
    Subject to mandatory redemption requirements......     177,899     217,901
  ComEd-obligated mandatorily redeemable preferred
   securities of subsidiary trusts*...................     350,000     200,000
  Long-term debt......................................   5,811,166   6,069,534
                                                       ----------- -----------
                                                       $13,057,657 $13,099,157
                                                       ----------- -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $    35,000 $   121,000
    Bank loans........................................       7,750       7,750
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     655,725     745,665
  Accounts payable....................................     400,585     469,815
  Accrued interest....................................     143,652     168,750
  Accrued taxes.......................................     320,828     171,104
  Dividends payable...................................     103,844     101,850
  Customer deposits...................................      55,662      51,585
  Other...............................................     100,961      98,567
                                                       ----------- -----------
                                                       $ 1,824,007 $ 1,936,086
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,552,994 $ 4,574,342
  Accumulated deferred investment tax credits.........     632,299     655,662
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     683,666     657,449
  Obligations under capital leases of subsidiary
   companies..........................................     497,259     476,668
  Regulatory liabilities..............................     716,928     668,301
  Other...............................................   1,510,712   1,320,305
                                                       ----------- -----------
                                                       $ 8,593,858 $ 8,352,727
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,475,522 $23,387,970
                                                       =========== ===========

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997         1966
                                                     ------------  -----------
                                                      (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--216,412,013 shares and 215,954,625
    shares, respectively (excludes $7 million and $4
    million as of September 30, 1997 and December 31,
    1996, respectively, held by trustee for Unicom
    Stock Bonus Deferral Plan)....................... $ 4,936,918  $ 4,929,909
  Preference stock expense of ComEd..................      (3,358)      (3,526)
  Retained earnings..................................   1,277,979    1,177,997
                                                      -----------  -----------
                                                      $ 6,211,539  $ 6,104,380
                                                      -----------  -----------
Preferred and Preference Stocks of ComEd:
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957  $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--65,912 shares and 75,003 shares,
      respectively...................................       2,096        2,385
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding...........................         --           --
                                                      -----------  -----------
                                                      $   507,053  $   507,342
                                                      -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--2,094,275 shares and 2,496,775
      shares, respectively........................... $   208,587  $   248,589
    Current redemption requirements for preference
     stock included
     in current liabilities..........................     (30,688)     (30,688)
                                                      -----------  -----------
                                                      $   177,899  $   217,901
                                                      -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts..................... $   350,000  $   200,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1997 through 2001--5 3/8% to 9 3/8%..... $   920,000  $ 1,120,000
    Maturing 2002 through 2011--4.05% to 8 3/8%......   1,640,400    1,640,400
    Maturing 2012 through 2021--5.85% to 9 7/8%......   1,191,000    1,391,000
    Maturing 2022 through 2023--7 3/4% to 8 5/8%.....   1,160,000    1,160,000
                                                      -----------  -----------
                                                      $ 4,911,400  $ 5,311,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     100,302      105,164
  Pollution control obligations, due 2007 through
   2014--4.00% to 5 7/8%.............................     142,200      142,200
  Other long-term debt...............................   1,188,819    1,100,833
  Current maturities of long-term debt included in
   current liabilities...............................    (484,077)    (540,505)
  Unamortized net debt discount and premium..........     (47,478)     (49,558)
                                                      -----------  -----------
                                                      $ 5,811,166  $ 6,069,534
                                                      -----------  -----------
                                                      $13,057,657  $13,099,157
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                   SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                               --------------------- --------------------- ---------------------
                                  1997       1996       1997       1996       1997       1996
                               ---------- ---------- ---------- ---------- ---------- ----------
                                                    (THOUSANDS OF DOLLARS)
Balance at Beginning of Peri-
 od..........................  $1,098,457 $  921,822 $1,177,997 $  856,893 $1,170,436 $  905,283
Add--Net income..............     266,196    334,980    359,711    572,225    453,586    606,836
                               ---------- ---------- ---------- ---------- ---------- ----------
                               $1,364,653 $1,256,802 $1,537,708 $1,429,118 $1,624,022 $1,512,119
                               ---------- ---------- ---------- ---------- ---------- ----------
Deduct--
   Cash dividends declared on
    common stock.............  $   86,567 $   86,261 $  259,615 $  258,570 $  345,936 $  344,553
   Other capital stock trans-
    actions--net.............         107        105        114        112        107     (2,870)
                               ---------- ---------- ---------- ---------- ---------- ----------
                               $   86,674 $   86,366 $  259,729 $  258,682 $  346,043 $  341,683
                               ---------- ---------- ---------- ---------- ---------- ----------
Balance at End of Period.....  $1,277,979 $1,170,436 $1,277,979 $1,170,436 $1,277,979 $1,170,436
                               ========== ========== ========== ========== ========== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      NINE MONTHS ENDED        TWELVE MONTHS ENDED
                             SEPTEMBER 30            SEPTEMBER 30             SEPTEMBER 30
                          --------------------  -----------------------  ------------------------
                            1997       1996        1997        1996         1997         1996
                          ---------  ---------  ----------  -----------  -----------  -----------
                                                (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income.............  $ 266,196  $ 334,980  $  359,711  $   572,225  $   453,586  $   606,836
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and
    amortization........    260,241    261,262     776,927      740,989    1,026,717      976,125
   Deferred income taxes
    and investment tax
    credits--net........     11,931     72,218      30,322      114,538       45,481      146,484
   Extraordinary loss
    related to early
    redemption of long-
    term debt...........        --         --          --           --           --        33,158
   Equity component of
    allowance for funds
    used during
    construction........     (5,772)    (4,955)    (16,558)     (15,721)     (21,614)     (20,147)
   Recovery of
    regulatory assets...      3,818      3,818      11,454       11,454       15,272       15,272
   Provisions/(payments)
    for liability for
    separation costs--
    net.................     24,146      1,072      24,948      (28,858)      23,919       29,315
   Net effect on cash
    flows of changes in:
     Receivables........    (27,838)   (73,781)     19,550       68,706       20,550       36,277
     Coal and fuel oil..     35,704     17,014      (4,084)     (20,791)       5,521      (48,400)
     Materials and
      supplies..........       (319)    11,725         222        2,973        6,303       32,060
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and separation
      costs--net........      5,242    (29,784)     36,090      (79,447)     221,971      231,505
     Accrued interest
      and taxes.........     94,280     (1,616)    124,626       58,579       18,990      (92,458)
     Other changes in
      certain current
      assets and
      liabilities.......     41,747     20,933      65,274       12,478       66,644       (6,434)
   Other--net...........     13,638     17,354     142,220       42,286      168,868        4,187
                          ---------  ---------  ----------  -----------  -----------  -----------
                          $ 723,014  $ 630,240  $1,570,702  $ 1,479,411  $ 2,052,208  $ 1,943,780
                          ---------  ---------  ----------  -----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(233,612) $(192,214) $ (695,861) $  (735,440) $  (942,695) $(1,073,197)
 Nuclear fuel
  expenditures..........    (66,555)   (83,298)   (157,271)    (226,901)    (212,203)    (352,023)
 Equity component of
  allowance for funds
  used during
  construction..........      5,772      4,955      16,558       15,721       21,614       20,147
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --      (80,181)     (83,178)    (116,284)    (119,602)
 Other investments and
  special deposits......      3,096     (4,120)    (31,785)      (4,418)     (29,483)     (12,876)
                          ---------  ---------  ----------  -----------  -----------  -----------
                          $(291,299) $(274,677) $ (948,540) $(1,034,216) $(1,279,051) $(1,537,551)
                          ---------  ---------  ----------  -----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $  40,000  $  10,000  $  357,663  $   241,902  $   367,663  $   268,902
  Preferred securities
   of subsidiary
   trusts...............        --         --      150,000          --       150,000          --
  Capital stock.........        127      3,482       9,440       10,003       17,191       24,780
 Retirement and
  redemption of
  securities--
  Long-term debt........   (100,283)   (64,102)   (676,736)    (332,298)    (777,522)    (977,409)
  Capital stock.........    (37,300)   (37,804)    (40,539)     (40,911)     (44,141)     (44,506)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............        229        975         --           --           --           --
 Premium paid on early
  redemption of long-
  term debt.............        --         --       (9,500)         --        (9,500)     (25,823)
 Cash dividends paid on
  common stock..........    (86,565)   (86,208)   (259,370)    (258,292)    (345,631)    (344,211)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     22,953     90,301     104,224      249,916      170,925      249,916
 Nuclear fuel lease
  principal payments....    (38,206)   (51,724)   (124,061)    (158,693)    (177,109)    (216,414)
 Increase (Decrease) in
  short-term
  borrowings............   (221,000)  (170,850)    (86,000)    (104,600)    (120,800)     156,400
                          ---------  ---------  ----------  -----------  -----------  -----------
                          $(420,045) $(305,930) $ (574,879) $  (392,973) $  (768,924) $  (908,365)
                          ---------  ---------  ----------  -----------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $  11,670  $  49,633  $   47,283  $    52,222  $     4,233  $  (502,136)
Cash and Temporary Cash
 Investments at
 Beginning of Period....     96,161     53,965      60,548       51,376      103,598      605,734
                          ---------  ---------  ----------  -----------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 107,831  $ 103,598  $  107,831  $   103,598  $   107,831  $   103,598
                          =========  =========  ==========  ===========  ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  Corporate Structure and Basis of Presentation. Unicom was incorporated in January 1994 and became the parent holding company of ComEd and Unicom Enterprises in a corporate restructuring that became effective on September 1, 1994. ComEd, an electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary of Unicom and is engaged, through its subsidiaries, in energy service activities. Unicom Resources is also an unregulated subsidiary of Unicom and is engaged in the development of business ventures.

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

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at September 30, 1997 and December 31, 1996 were as follows:

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                           SEPTEMBER 30, DECEMBER 31,
                               1997          1996
                           ------------- ------------
                             (THOUSANDS OF DOLLARS)
Regulatory assets:
  Deferred income taxes
   (1)....................  $1,621,034    $1,649,037
  Deferred carrying
   charges (2)............     387,096       396,879
  Nuclear decommissioning
   costs--Dresden Unit 1
   (3)....................     267,615       174,621
  Unamortized loss on re-
   acquired debt (4)......     147,551       148,380
  Other...................      63,457        65,890
                            ----------    ----------
                            $2,486,753    $2,434,807
                            ==========    ==========
Regulatory liabilities:
  Deferred income taxes
   (1)....................  $  716,928    $  668,301
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

  If a portion of ComEd's operations was no longer subject to the provisions of SFAS No. 71 as a result of a change in regulation or the effects of competition, ComEd would be required to write-off any related regulatory assets and liabilities for which recovery or settlement is not provided through revenues of the operation that remain subject to the provisions of SFAS No. 71. In addition, ComEd would be required to determine any impairment to other assets and purchase contracts and write down such assets or contracts to their fair value. Legislation is pending in Illinois to allow a less regulated market for the supply of electric energy. While ComEd is in the process of performing an impairment study as a result of the proposal passed by the Illinois Senate, ComEd may be required to write-off certain assets, primarily its generation related net regulatory assets. Such a write-off would result in a fourth quarter after-tax charge to earnings estimated to be in the range of $800 million to $1.1 billion. See "Changes in the Electric Utility Industry" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional information regarding the pending legislation in Illinois.

  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, which was adopted in January 1996, established accounting standards for the impairment of long-lived assets, i.e., determining whether the costs of such assets are recoverable in future revenues. The SFAS also requires that regulatory assets, which are no longer probable of recovery through future revenue, be charged to earnings. SFAS No. 121 did not have an impact on ComEd's financial position or results of operations upon adoption.

  Deferred Unrecovered Energy Costs. The fuel adjustment clause adopted by the ICC provides for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd has recorded under or overrecoveries of allowable fuel and energy costs which, under the clause, are recoverable or refundable in subsequent months. Deferred unrecovered energy costs also include amounts to be recovered through the fuel adjustment clause for assessments by the DOE to fund

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of September 30, 1997 and December 31, 1996, an asset related to the assessments of $157 million and $168 million, respectively, was recorded, of which the current portion of $16 million was included in current assets as deferred unrecovered energy costs on the Consolidated Balance Sheets. As of September 30, 1997 and December 31, 1996, a corresponding liability of $157 million was recorded, of which the current portion of $16 million was included in other current liabilities on the Consolidated Balance Sheets.

  At September 30, 1997 and December 31, 1996, ComEd had unrecovered fuel costs in the form of coal reserves of $299 million and $364 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd has been allowed to recover from its customers the costs of the coal reserves through its fuel adjustment clause as coal is used for the generation of electricity; however, ComEd is not earning a return on the expenditures for coal reserves. Such fuel costs expected to be recovered within one year amounting to $80 million and $73 million at September 30, 1997 and December 31, 1996, respectively, have been included in current assets as deferred unrecovered energy costs on the Consolidated Balance Sheets. ComEd expects to fully recover the costs of the coal reserves by the year 2000. See Note 20 for additional information concerning ComEd's coal commitments.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately 8 million as of September 30, 1997. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately 3 million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended September 30, 1997. ComEd had 3.4 million electric customers at September 30, 1997.

  Depreciation and Decommissioning. ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at average annual rates of 3.35% for the three months and nine months and 3.33% for the twelve months ended September 30, 1997, respectively, of average depreciable utility plant and equipment, including the effects of additional depreciation on ComEd's nuclear generating units. Provisions for depreciation were at average annual rates of 3.48%, 3.25% and 3.22% for the three months, nine months and twelve months ended September 30, 1996, respectively, of average depreciable utility plant and equipment, including the effects of additional depreciation on ComEd's nuclear generating units. The annual rate for nuclear plant and equipment, excluding separately collected decommissioning costs and additional depreciation, is 2.88%. The additional depreciation on ComEd's nuclear generating units includes depreciation recorded on a straight-line basis related to its steam generators at Byron Unit 1 and Braidwood Unit 1, which are expected to be replaced prior to year-end 1998, and the 1996 additional depreciation initiative. ComEd recorded additional depreciation charges related to its nuclear generating units of $15 million, $44 million and $52 million for the three months, nine months and twelve months ended September 30, 1997, respectively, and $22 million for the three months, nine months and twelve months ended September 30, 1996. See Note 2 for additional information on the 1996 additional depreciation initiative.

  In April 1997, ComEd decided not to invest in the replacement of the steam generators at its Zion nuclear generating station. In absence of replacing the steam generators, Zion station would be retired

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES substantially earlier than the end of its license life in 2013, and most probably prior to 2005. ComEd is currently evaluating the impact of the expected early retirement of Zion, which has a net book value of approximately $700 million, and other factors which may impact the composite nuclear depreciation rate, and whether any required additional depreciation would be recoverable under ComEd's rate cap initiative or the regulatory reform legislation pending in Illinois. Any unrecoverable plant costs will be recognized as an expense when they are probable and estimable.

  Nuclear plant decommissioning costs are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each related generating station. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's 12 operating units have remaining current NRC license lives ranging from 8 to 30 years. ComEd's first nuclear unit, Dresden Unit 1, is retired and is expected to be dismantled at the end of the current NRC license life of the last unit at that station, which is consistent with the regulatory treatment for the related decommissioning costs.

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

  Pursuant to the Rate Order, since 1995, ComEd has collected decommissioning costs from its ratepayers under a rider which allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding. The current estimated decommissioning costs include a contingency allowance. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. Under its most recent annual rider, filed with the ICC on February 28, 1997, ComEd has proposed to decrease its estimated annual decommissioning cost accrual from $108.8 million to $107.5 million. The reduction primarily reflects stronger than expected after-tax returns on the external trust funds in 1996 and lower than expected escalation in low-level waste disposal costs, partially offset by the higher current-year cost estimates, which include a contingency allowance.

  The proposed annual decommissioning cost accrual of $107.5 million was determined using the following assumptions: the decommissioning cost estimate of $4.6 billion in current-year (1997) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.30% and 6.26%, respectively, and an escalation rate for future decommissioning costs of 4.1%. The annual accrual of $107.5 million provided over the current NRC license lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate approximately $12.9 billion.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  For the 12 operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Income and the Consolidated Balance Sheets, respectively. As of September 30, 1997, the total decommissioning costs included in the accumulated provision for depreciation were $1,874 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at September 30, 1997 in current-year (1997) dollars of $390 million was recorded as an other noncurrent liability and the unrecovered portion of the liability of $268 million was recorded as a regulatory asset on the Consolidated Balance Sheets. The increase from December 31, 1996 to September 30, 1997 in the total estimated liability related to Dresden Unit 1, and the unrecovered portion of that liability, is due to higher current-year cost estimates, which include a contingency allowance.

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. At September 30, 1997, the past accruals that are required to be contributed to the external trusts aggregate $174 million. The fair value of funds accumulated in the external trusts at September 30, 1997 was $1,822 million, which includes pre-tax unrealized appreciation of $432 million. The earnings on the external trusts accumulate in the fund balance and accumulated provision for depreciation.

  Amortization of Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through the fuel adjustment clause. See Note 11 for further information concerning the disposal of spent nuclear fuel, the one-time fee and the interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $87 million and $90 million for the three months ended September 30, 1997 and 1996, respectively, $230 million and $269 million for the nine months ended September 30, 1997 and 1996, respectively, and $315 million and $358 million for the twelve months ended September 30, 1997 and 1996, respectively.

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

  AFUDC. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 9.22% and 8.94% for the three months ended September 30, 1997 and 1996, respectively, 9.24% and 8.83% for the nine months ended September 30, 1997 and 1996, respectively, and 9.33% and 9.03% for the twelve months ended September 30, 1997 and 1996, respectively. AFUDC does not contribute to the current cash flow of Unicom or ComEd.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Interest. Total interest costs incurred on debt, leases and other obligations were $150 million and $156 million for the three months ended September 30, 1997 and 1996, respectively, $453 million and $473 million for the nine months ended September 30, 1997 and 1996, respectively, and $605 million and $637 million for the twelve months ended September 30, 1997 and 1996, respectively.

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt of ComEd are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from ComEd's reacquisition in connection with the refinancing of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates is deferred and amortized over the lives of the long-term debt issued to finance the reacquisition. See "Regulatory Assets and Liabilities" above for additional information.

  Stock Option Awards/Employee Stock Purchase Plan. Unicom has elected to adopt SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes only. Unicom accounts for its stock option awards and ESPP under APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 5 for additional information.

  Earnings per Share. In February 1997, the FASB issued SFAS No. 128, Earnings per Share, which simplifies the computation of EPS required by existing rules. The new standard is effective for interim and annual periods ending after December 15, 1997; early adoption is not permitted. Had SFAS No. 128 been effective at September 30, 1997, the resulting effect on reported EPS would have been de minimis.

  Reporting Comprehensive Income. In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which establishes rules for reporting and displaying comprehensive income and its components. The new standard is effective for fiscal years beginning after December 15, 1997.

  Segment Reporting. In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes requirements that public business enterprises report certain information about operating segments. The new statement is effective for fiscal years beginning after December 15, 1997. This statement may result in additional financial disclosures but will not impact Unicom or ComEd's financial position or results of operations.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on net income.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1997 and 1996 was as follows:

                          THREE MONTHS ENDED  NINE  MONTHS ENDED  TWELVE  MONTHS ENDED
                             SEPTEMBER 30        SEPTEMBER 30         SEPTEMBER 30
                          ------------------- ------------------- ---------------------
                            1997      1996      1997      1996       1997       1996
                          --------- --------- --------- --------- ---------- ----------
                                             (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $ 153,487 $ 153,446 $ 413,080 $ 426,782 $  524,649   $562,351
   Income taxes (net of
    refunds)............  $  27,183 $  47,912 $  82,684 $  57,196 $  260,230 $  314,923
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred by
  subsidiary companies..  $  24,760 $  90,861 $ 110,533 $ 253,347 $  178,161 $  254,909

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (2) RATE MATTERS. In January 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for an increase in ComEd's total revenues of approximately $302 million (excluding add-on revenue taxes) on an annual basis. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. The Rate Order was appealed by intervenors and ComEd to the Illinois Appellate Court, which issued a decision on May 30, 1997 affirming the Rate Order in all respects with the exception of two issues which it remanded to the ICC for the purpose of providing further analysis. Those issues relate to: (i) the manner in which certain costs are recovered and which customers should pay these costs, and (ii) the proper rate of return on common equity for ComEd. ComEd believes that the ICC can satisfy the Appellate Court's remand directions on the basis of the existing record from the ICC proceedings which led to the Rate Order. The Appellate Court's decision was not appealed and the matter has been returned to the ICC, where a decision is expected in the first quarter of 1998.

  With respect to the first of the issues remanded to the ICC, ComEd does not believe it will have any effect on the overall level of rates. With respect to the rate of return issue, the ICC had determined in the Rate Order that ComEd's cost of common equity was 12.28%. Intervenors had submitted testimony recommending a return on common equity of 11.50%. The Appellate Court decision requires the ICC to clarify the basis for certain of its findings relating to its rejection of the intervenors' recommendation and to analyze further how it arrived at its conclusions. The Appellate Court stated that after reanalyzing these bases the ICC can determine whether or not the cost of common equity determination it adopted should still be followed. Each tenth of one percent change in the common equity rate of return has approximately an $8 million effect on the level of annual rates. The Appellate Court's decision does not have any immediate effect on ComEd's rates or require any refunds. In connection with the initiation of the appeal, ComEd committed to make refunds "in the event that a final, non-appealable order is entered reversing the ICC's Rate Order." Approximately $180 million would be subject to refund if the ICC were to adopt the lower rate of return on common equity recommended by intervenors. As noted, the Appellate Court's decision did not reverse the Rate Order.

  In December 1995, ComEd announced certain customer initiatives related to its efforts to address competition. Such initiatives include a five-year cap on base electric rates at current levels, effective December 1995. Additionally, ComEd's costs increased by $30 million in 1996 (before income tax effects), through an increase in depreciation charges on its nuclear generating units related to its additional depreciation initiative in 1996. ComEd also continues to consider the possibility of additional depreciation options. See Note 1 under "Depreciation and Decommissioning" for information concerning additional depreciation charges related to ComEd's steam generators at Byron Unit 1 and Braidwood Unit 1 and ComEd's ongoing evaluation of the impact of the expected early retirement of Zion.

  See "Changes in the Electric Utility Industry" under "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information regarding pending Illinois legislation.

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At September 30, 1997, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at September 30, 1997 were: preference stock--22,404,275 shares; $1.425 convertible preferred stock--65,912 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  (4) COMMON STOCK. At September 30, 1997, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 3,340,526
      Employee Stock Purchase Plan....................................   588,606
      Exchange for ComEd common stock not held by Unicom..............    98,069
      1996 Directors' Fee Plan........................................   184,065
                                                                       ---------
                                                                       4,211,266
                                                                       =========

  Common stock for the three months, nine months and twelve months ended September 30, 1997 and 1996 was issued as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------  ------------------  --------------------
                            1997       1996       1997      1996      1997       1996
                          --------- ----------  --------  --------  ---------  ---------
Shares of Common Stock
 Issued:
 Long-Term Incentive
  Plan..................       --            7    45,144   (26,360)   204,083    272,309
 Employee Stock Purchase
  Plan..................       --          --    114,964    97,888    213,589    191,144
 Employee Savings and
  Investment Plan.......       --      119,100   274,203   296,600    316,703    372,000
 Exchange for ComEd com-
  mon stock not held by
  Unicom................     1,569      18,354    12,254    20,787     16,790     20,787
 1996 Directors' Fee
  Plan..................     3,243       1,468    10,823     2,690     13,245      2,690
                          --------  ----------  --------  --------  ---------  ---------
                             4,812     138,929   457,388   391,605    764,410    858,930
                          ========  ==========  ========  ========  =========  =========
                                           (THOUSANDS OF DOLLARS)
Amount of Common Stock
 Issued:
 Total issued...........  $    114  $    3,378  $  9,426  $  9,861  $  17,298  $  24,614
 Held by trustee for
  Unicom Stock Bonus De-
  ferral Plan...........       (44)        (32)   (2,431)   (4,267)    (2,463)    (4,267)
 Other..................        12         102        14       141        (90)       165
                          --------  ----------  --------  --------  ---------  ---------
                          $     82  $    3,448  $  7,009  $  5,735  $  14,745  $  20,512
                          ========  ==========  ========  ========  =========  =========

  At September 30, 1997 and December 31, 1996, 76,925 and 78,045 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  (5) STOCK OPTION AWARDS/EMPLOYEE STOCK PURCHASE PLAN. Unicom has a nonqualified stock option awards program under its Long-Term Incentive Plan. The stock option awards program was adopted by Unicom in July 1996 to reward valued employees responsible for, or contributing to, the management, growth and profitability of Unicom and its subsidiaries. As of September 30, 1997, 2,519,850 options have been granted, consisting of 1,205,500 options granted in 1996 and 1,314,350 options granted in 1997, primarily to employees of ComEd and its subsidiaries. Of this amount, 163,099 options have been canceled and 2,356,751 options are outstanding. The weighted average exercise price for the outstanding stock options is $23.822. The stock options granted will expire ten years from the grant date. One-third of the shares subject to the options vest on each of the first 3 anniversaries of the option grant date. In addition, the stock options will become fully vested immediately if the holder dies, retires, is terminated other than for cause or qualifies for long-term disability and will also vest in full upon a change in control of Unicom. As of September 30, 1997, 431,268 of the granted stock options have vested and none of the stock options have been exercised.

  The estimated fair value for each of the stock options granted in 1996 was $3.74. The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option-pricing

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES model. Assumptions used to determine the estimated fair value of the stock options include (i) dividend yield of 6.30%, (ii) expected volatility of 20.98%, (iii) risk-free interest rate of 6.64% and (iv) expected life of 7 years. The exercise price for the stock options granted in 1996 is $25.50.

  The estimated fair value for each of the stock options granted in 1997 was $2.79. The fair value of each stock option granted was estimated as of the date of grant using the Black-Scholes option-pricing model. Assumptions used to determine the estimated fair value of the stock options include (i) dividend yield of 7.20%, (ii) expected volatility of 22.29%, (iii) risk-free interest rate of 6.25% and (iv) expected life of 7 years. The exercise price for the stock options granted in 1997 is $22.313.

  The ESPP allows employees to purchase Unicom common stock at a 10% discount from market value. Substantially all of the employees of Unicom, ComEd and certain subsidiaries are eligible to participate in the ESPP. Unicom issued 213,589 shares and 191,144 shares of common stock for the twelve months ended September 30, 1997 and 1996, respectively, under the ESPP at a weighted average annual purchase price of $19.65 and $26.56, respectively.

  Unicom has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, Unicom has adopted APB No. 25 and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the resulting effect on reported net income and EPS would have been de minimis.

  (6) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended September 30, 1997 and 1996. The series of ComEd preference stock without mandatory redemption requirements outstanding at September 30, 1997 are summarized as follows:

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

  (7) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended September 30, 1997 and 1996, no shares of ComEd preference stock subject to

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at September 30, 1997 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE            OPTIONAL REDEMPTION PRICE(1)
--------------  ----------- ------------ --------------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
$8.20              214,275    $ 21,428   $103 through October 31, 1997; and $101 thereafter
$8.40 Series B     300,000      29,798   $101
$8.85              225,000      22,500   $103 through July 31, 1998; and $101 thereafter
$9.25              525,000      52,500   $103 through July 31, 1999; and $101 thereafter
$9.00              130,000      12,886   Non-callable
$6.875             700,000      69,475   Non-callable
                 ---------    --------
                 2,094,275    $208,587
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

  Annual remaining sinking fund requirements through 2001 on ComEd preference stock outstanding at September 30, 1997 will aggregate $4 million in 1997, $31 million in 1998, $18 million in 1999, $88 million in 2000 and $18 million in 2001. During the twelve months ended September 30, 1997 and 1996, 438,215 shares of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

  Sinking fund requirements due within one year are included in current liabilities.

  (8) COMED-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS. In September 1995, ComEd Financing I, a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of ComEd Financing I is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. In January 1997, ComEd Financing II, a wholly-owned subsidiary trust of ComEd, issued 150,000 of its 8.50% ComEd-obligated mandatorily redeemable capital securities. The sole asset of ComEd Financing II is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027. There is a full and unconditional guarantee by ComEd of the Trusts' obligations under the securities issued by the Trusts. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. Similarly, ComEd has the right to defer

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES payments of interest on the subordinated deferrable interest debentures by extending the interest payment period, at any time, for up to 10 consecutive semi-annual periods. If interest payments on the subordinated deferrable interest notes or debentures are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

  The subordinated deferrable interest notes are redeemable by ComEd, in whole or in part, from time to time, on or after September 30, 2000, and with respect to the subordinate deferrable interest debentures, on or after January 15, 2007, or at any time in the event of certain income tax circumstances. If the subordinated deferrable interest notes or debentures are redeemed, the Trusts must redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the subordinated deferrable interest notes or debentures so redeemed. In the event of the dissolution, winding up or termination of the Trusts, the holders of the preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 for the securities of ComEd Financing I and $1,000 for the securities of ComEd Financing II, plus accrued and unpaid distributions thereon, including interest thereon, to the date of payment, unless in connection with the dissolution, the subordinated deferrable interest notes or debentures are distributed to the holders of the preferred securities.

  (9) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 2001 for ComEd's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at September 30, 1997, after deducting deposits made for retirement of sinking fund debentures and sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1997--$66 million; 1998--$497 million; 1999--$150 million; 2000--$462 million; and 2001--$108 million. Unicom
Enterprises' note payable to bank of $155 million will mature in 1999.

  At September 30, 1997, ComEd's outstanding first mortgage bonds maturing through 2001 were as follows:

                                                             PRINCIPAL AMOUNT
                   SERIES                                 ----------------------
                                                          (THOUSANDS OF DOLLARS)
      6 1/4% due October 1, 1997.........................        $ 60,000
      6 1/4% due February 1, 1998........................          50,000
      6% due March 15, 1998..............................         130,000
      6 3/4% due July 1, 1998............................          50,000
      6 3/8% due October 1, 1998.........................          75,000
      9 3/8% due February 15, 2000.......................         125,000
      6 1/2% due April 15, 2000..........................         230,000
      6 3/8% due July 15, 2000...........................         100,000
      7 1/2% due January 1, 2001 ........................         100,000
                                                                 --------
                                                                 $920,000
                                                                 ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at September 30, 1997 is summarized as follows:

                                 PRINCIPAL
         DEBT SECURITY             AMOUNT                        INTEREST RATE
-------------------------------  ---------- -------------------------------------------------------
                                 (THOUSANDS
                                     OF
                                  DOLLARS)
Unicom--
 Loans Payable:
 Loan due January 1, 2003        $    7,978 Interest rate of 8.31%
 Loan due January 1, 2004             8,951 Interest rate of 8.44%
                                 ----------
                                 $   16,929
                                 ----------
ComEd--
 Notes:
 Medium Term Notes, Series 1N
  due various dates through
  April 1, 1998                  $   35,500 Interest rates ranging from 9.52% to 9.65%
 Medium Term Notes, Series 3N
  due various dates through
  October 15, 2004                  296,000 Interest rates ranging from 9.00% to 9.20%
 Notes due October 15, 2005         235,000 Interest rate of 6.40%
 Notes due January 15, 2004         150,000 Interest rate of 7.375%
 Notes due January 15, 2007         150,000 Interest rate of 7.625%
                                 ----------
                                 $  866,500
                                 ----------
 Long-Term Note Payable to Bank
 due June 1, 1998                $  150,000 Prevailing interest rate of 6.27% at September 30, 1997
                                 ----------
 Purchase Contract Obligation
 due April 30, 2005              $      390 Interest rate of 3.00%
                                 ----------
Total ComEd                      $1,016,890
                                 ----------
Unicom Enterprises--
 Long-Term Note Payable to Bank
 due November 15, 1999           $  155,000 Prevailing interest rate of 6.63% at September 30, 1997
                                 ----------
Total Unicom                     $1,188,819
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

  (10) LINES OF CREDIT. ComEd had total bank lines of credit of $858 million and unused bank lines of credit of $850 million at September 30, 1997. Of that amount, $850 million (of which $146 million expires on September 27, 1998, $36 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1998 and $668 million expires in equal quarterly installments commencing on December 31, 1997 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Unicom Enterprises has a $200 million credit facility which will expire on November 15, 1999, of which $45 million was unused as of September 30, 1997. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including Unicom Thermal and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of September 30, 1997 and December 31, 1996, was as follows:

                                SEPTEMBER 30, 1997               DECEMBER 31, 1996
                         -------------------------------- --------------------------------
                                                                     UNREALIZED
                                    UNREALIZED                         GAINS
                         COST BASIS   GAINS    FAIR VALUE COST BASIS  (LOSSES)  FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  Short-term
   investments.......... $   34,855  $      6  $   34,861 $   29,848  $     17  $   29,865
  U.S. Government and
   Agency issues........    177,245    10,691     187,936    253,491     6,889     260,380
  Municipal bonds.......    290,920    16,772     307,692    333,369    18,002     351,371
  Corporate bonds.......    225,996     2,733     228,729     54,584      (800)     53,784
  Common stock..........    638,644   392,544   1,031,188    539,392   201,304     740,696
  Other.................     21,807     9,394      31,201     15,283     4,981      20,264
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,389,467  $432,140  $1,821,607 $1,225,967  $230,393  $1,456,360
                         ==========  ========  ========== ==========  ========  ==========

  At September 30, 1997, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
      Within 1 year.......................................  $ 36,049   $ 36,038
      1 through 5 years...................................   170,876    174,784
      5 through 10 years..................................   226,624    237,239
      Over 10 years.......................................   304,856    320,716

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation, for the three months, nine months and twelve months ended September 30, 1997 and 1996 were as follows:

                          THREE MONTHS ENDED       NINE MONTHS ENDED        TWELVE MONTHS ENDED
                             SEPTEMBER 30            SEPTEMBER 30              SEPTEMBER 30
                          --------------------  ------------------------  ------------------------
                            1997       1996        1997         1996         1997         1996
                          ---------  ---------  -----------  -----------  -----------  -----------
                                                (THOUSANDS OF DOLLARS)
Gross proceeds from
 sales of securities....  $ 549,296  $ 621,781  $ 1,671,773  $ 1,884,446  $ 2,123,301  $ 2,107,709
Less cost based on spe-
 cific identification...   (520,940)  (617,405)  (1,620,713)  (1,857,748)  (2,063,003)  (2,074,694)
                          ---------  ---------  -----------  -----------  -----------  -----------
Realized gains on sales
 of securities..........  $  28,356  $   4,376  $    51,060  $    26,698  $    60,298  $    33,015
Other realized fund
 earnings net of
 expenses...............      9,479     10,459       32,260       24,040       41,228       35,311
                          ---------  ---------  -----------  -----------  -----------  -----------
Total realized net earn-
 ings of the funds......  $  37,835  $  14,835  $    83,320  $    50,738  $   101,526  $    68,326
Unrealized gains........     71,308     29,270      201,747       14,506      252,757       52,553
                          ---------  ---------  -----------  -----------  -----------  -----------
 Total net earnings of
  the funds.............  $ 109,143  $  44,105  $   285,067  $    65,244  $   354,283  $   120,879
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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of the Trusts and long-term debt were obtained

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of September 30, 1997 and December 31, 1996 were as follows:

                                SEPTEMBER 30, 1997               DECEMBER 31, 1996
                         -------------------------------- --------------------------------
                          CARRYING  UNREALIZED             CARRYING  UNREALIZED
                           VALUE      LOSSES   FAIR VALUE   VALUE      LOSSES   FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  ComEd preferred and
   preference stocks.... $  715,640  $  5,456  $  721,096 $  755,931  $  3,948  $  759,879
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of the
   Trusts............... $  350,000  $ 11,655  $  361,655 $  200,000  $  1,000  $  201,000
  Long-term debt........ $5,972,929  $284,472  $6,257,401 $6,345,533  $159,818  $6,505,351

  Long-term notes payable, which are not included in the above table, amounted to $322 million and $264 million at September 30, 1997 and December 31, 1996, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portions of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of September 30, 1997 and December 31, 1996; therefore, the carrying value is equal to the fair value.

  (13) PENSION BENEFITS. ComEd and the Indiana Company have qualified non-contributory defined benefit pension plans which cover all regular employees. Benefits under these plans reflect each employee's compensation, years of service and age at retirement. During 1995, these plans were amended to more closely base retirement benefits on final pay. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The September 30, 1997 and December 31, 1996 pension liabilities and related data were determined using the January 1, 1997 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The funded status of these plans, including the supplemental plan, at September 30, 1997 and December 31, 1996 was as follows:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                       (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated pension plan
 benefits:
  Vested benefit obligation........................   $(3,165,000) $(3,065,000)
  Nonvested benefit obligation.....................      (129,000)    (125,000)
                                                      -----------  -----------
  Accumulated benefit obligation...................   $(3,294,000) $(3,190,000)
  Effect of projected future compensation levels...      (400,000)    (387,000)
                                                      -----------  -----------
  Projected benefit obligation.....................   $(3,694,000) $(3,577,000)
Fair value of plan assets, invested primarily in
 U.S. Government, government-sponsored corporation
 and agency securities, fixed income funds,
 registered investment companies, equity index
 funds and other equity and fixed income funds.....     3,742,000    3,281,000
                                                      -----------  -----------
Plan assets greater (less) than projected benefit
 obligation........................................   $    48,000  $  (296,000)
Unrecognized prior service cost....................       (66,000)     (69,000)
Unrecognized transition asset......................      (120,000)    (130,000)
Unrecognized net (gain) loss.......................      (273,000)     111,000
                                                      -----------  -----------
  Accrued pension liability........................   $  (411,000) $  (384,000)
                                                      ===========  ===========

  The fair value of plan assets excludes $18 million held in grantor trust as of September 30, 1997 for payment of benefits under the supplemental plan.

  The assumed discount rate was 7.5% at September 30, 1997 and December 31, 1996, and the assumed annual rate of increase in future compensation levels was 4.0%. These rates were used in determining the projected benefit obligations, the accumulated benefit obligations and the vested benefit obligations.

  Pension costs were determined under the projected unit credit actuarial cost method and the following actuarial assumptions for periods during 1997, 1996 and 1995:

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

  The components of pension costs, portions of which were recorded as components of construction costs, for the three months, nine months and twelve months ended September 30, 1997 and 1996 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                          -------------------  --------------------  --------------------
                            1997       1996      1997       1996       1997       1996
                          ---------  --------  ---------  ---------  ---------  ---------
                                            (THOUSANDS OF DOLLARS)
Service cost............  $  25,000  $ 24,000  $  75,000  $  74,000  $  93,000  $  99,000
Interest cost on pro-
 jected benefit obliga-
 tion...................     66,000    61,000    195,000    185,000    257,000    239,000
Actual return on plan
 assets.................   (235,000)  (85,000)  (615,000)  (225,000)  (811,000)  (372,000)
Net amortization and de-
 ferral.................    156,000    11,000    372,000     (3,000)   490,000     69,000
                          ---------  --------  ---------  ---------  ---------  ---------
                          $  12,000  $ 11,000  $  27,000  $  31,000  $  29,000  $  35,000
                          =========  ========  =========  =========  =========  =========

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan, each participating employee may contribute up to 20% of such employee's base pay. The participating companies match the first 6% of such

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $8 million for the three months ended September 30, 1997 and 1996, $24 million and $23 million for the nine months ended September 30, 1997 and 1996, respectively, and $31 million and $29 million for the twelve months ended September 30, 1997 and 1996, respectively.

  (14) POSTRETIREMENT BENEFITS. ComEd and the Indiana Company provide certain postretirement health care, dental care, vision care and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with 10 years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The plan is contributory, funded jointly by the companies and the participating employees. The September 30, 1997 and December 31, 1996 postretirement benefit liabilities and related data were determined using the January 1, 1997 actuarial valuations.

  Postretirement health care costs for the twelve months ended September 30, 1997 and 1996 included $8 million and $26 million, respectively, related to voluntary separation offers to certain ComEd employees.

  The funded status of the plan at September 30, 1997 and December 31, 1996 was as follows:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                       (THOUSANDS OF DOLLARS)
Actuarial present value of accumulated
 postretirement benefit obligation:
 Retirees..........................................   $  (590,000) $  (558,000)
 Active fully eligible participants................       (29,000)     (28,000)
 Other participants................................      (470,000)    (449,000)
                                                      -----------  -----------
 Accumulated benefit obligation....................   $(1,089,000) $(1,035,000)
Fair value of plan assets, invested primarily in
 S&P 500 common stocks, registered investment
 companies and U.S. Government, government agency,
 municipal and listed corporate obligations........       763,000      665,000
                                                      -----------  -----------
Plan assets less than accumulated postretirement
 benefit obligation................................   $  (326,000) $  (370,000)
Unrecognized transition obligation.................       353,000      370,000
Unrecognized prior service cost....................        53,000       56,000
Unrecognized net gain..............................      (400,000)    (323,000)
                                                      -----------  -----------
 Accrued liability for postretirement benefits.....   $  (320,000) $  (267,000)
                                                      ===========  ===========

  Different health care cost trends are used for pre-Medicare and post-Medicare expenses. The pre-Medicare trend rate was 9.0% at December 31, 1996, grading down in 0.5% annual increments and leveling off at 5.0%. The post-Medicare trend rate was 7.0% at December 31, 1996, grading down in 0.5% annual increments to 5.0%. The assumed discount rate was 7.5% at December 31, 1996, which was used to determine the accumulated benefit obligations. The effect of a 1% increase in the health care cost trend rate for each future year would increase the accumulated postretirement health care obligations by approximately $165 million.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of postretirement health care costs, portions of which were recorded as components of construction costs, for the three months, nine months and twelve months ended September 30, 1997 and 1996 were as follows:

                            THREE MONTHS                           TWELVE MONTHS
                               ENDED         NINE MONTHS ENDED         ENDED
                            SEPTEMBER 30       SEPTEMBER 30        SEPTEMBER 30
                          -----------------  ------------------  ------------------
                           1997      1996      1997      1996      1997      1996
                          -------  --------  --------  --------  --------  --------
                                         (THOUSANDS OF DOLLARS)
Service cost............  $ 8,000  $  8,000  $ 25,000  $ 23,000  $ 34,000  $ 22,000
Interest cost on accumu-
 lated benefit obliga-
 tion...................   17,000    18,000    57,000    53,000    77,000    58,000
Actual return on plan
 assets.................  (46,000)  (11,000) (132,000)  (47,000) (175,000)  (77,000)
Amortization of transi-
 tion obligation........    6,000     6,000    17,000    17,000    22,000    19,000
Severance plan cost.....    4,000     2,000     6,000     3,000     8,000    26,000
Other...................   27,000    (7,000)   80,000    (3,000)  111,000     5,000
                          -------  --------  --------  --------  --------  --------
                          $16,000  $ 16,000  $ 53,000  $ 46,000  $ 77,000  $ 53,000
                          =======  ========  ========  ========  ========  ========

  Postretirement benefit costs were determined using the projected unit credit actuarial cost method. The discount rates used were 7.5% for the 1997 and 1996 periods and 8.0% for the 1995 period and the estimated long-term rate of return of fund assets, net of income tax effects, were 9.40%, 9.38% and 9.32% for the 1997, 1996 and 1995 periods, respectively. Pre-Medicare health care cost trend rates were 13.5% for the first three months of 1995 and 10% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. Post-Medicare health care cost trend rates were 11% for the first three months of 1995 and 8% for the remainder of the year, grading down in 0.5% annual increments to 5.0%. The effect of a 1% increase in the health care cost trend rate for each future year would increase the aggregate of the service and interest cost components of postretirement benefit costs by approximately $31 million for the twelve months ended September 30, 1997.

  (15) SEPARATION PLAN COSTS. O&M expenses included $25 million and $5 million for the three months ended September 30, 1997 and 1996, respectively, $32 million and $8 million for the nine months ended September 30, 1997 and 1996, respectively, and $36 million and $96 million for the twelve months ended September 30, 1997 and 1996, respectively, for costs related to voluntary separation offers to certain ComEd employees. Such costs reduced net income by $15 million or $0.07 per common share and $3 million or $0.01 per common share for the three months ended September 30, 1997 and 1996, respectively, $19 million or $0.09 per common share and $5 million or $0.02 per common share for the nine months ended September 30, 1997 and 1996, respectively, and $22 million or $0.10 per common share and $58 million or $0.27 per common share for the twelve months ended September 30, 1997 and 1996, respectively.

  (16) INCOME TAXES. The components of the net deferred income tax liability at September 30, 1997 and December 31, 1996 were as follows:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs........................   $3,550,795    $3,514,300
 Overheads capitalized..............................      257,678       261,437
 Repair allowance...................................      220,074       228,426
 Regulatory assets recoverable through future rates.    1,621,034     1,649,037
Deferred income tax assets:
 Postretirement benefits............................     (300,408)     (269,179)
 Unbilled revenues..................................     (111,265)     (136,406)
 Alternative minimum tax............................       --           (80,159)
 Unamortized investment tax credits to be settled
  through future rates..............................     (414,964)     (430,297)
 Other regulatory liabilities to be settled through
  future rates......................................     (301,964)     (238,004)
 Other--net.........................................      (88,232)      (44,998)
                                                       ----------    ----------
Net deferred income tax liability...................   $4,432,748    $4,454,157
                                                       ==========    ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The $21 million decrease in the net deferred income tax liability from December 31, 1996 to September 30, 1997 is comprised of $56 million of deferred income tax expense and a $77 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, nine months and twelve months ended September 30, 1997 and 1996 were as follows:

                            THREE MONTHS                            TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED         ENDED
                            SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30
                          ------------------  ------------------  ------------------
                            1997      1996      1997      1996      1997      1996
                          --------  --------  --------  --------  --------  --------
                                         (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes...  $186,368  $131,740  $262,445  $270,464  $320,424  $286,090
 Deferred income taxes..    19,358    81,681    54,282   138,521    76,863   180,663
 Investment tax credits
  deferred--net.........    (7,570)  (12,011)  (23,364)  (26,343)  (30,399)  (33,518)
Other (income) and de-
 ductions...............    (1,973)    4,882    (4,092)     (156)  (11,322)   (1,972)
                          --------  --------  --------  --------  --------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $196,183  $206,292  $289,271  $382,486  $355,566  $431,263
                          ========  ========  ========  ========  ========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1997 and 1996:

                            THREE MONTHS
                                ENDED          NINE MONTHS ENDED    TWELVE MONTHS ENDED
                            SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                          ------------------  --------------------  --------------------
                            1997      1996      1997       1996       1997       1996
                          --------  --------  --------  ----------  --------  ----------
                                           (THOUSANDS OF DOLLARS)
Net income before ex-
 traordinary item.......  $266,196  $334,980  $359,711  $  572,225  $453,586  $  626,858
Net income taxes charged
 to continuing
 operations.............   196,183   206,292   289,271     382,486   355,566     431,263
Provision for dividends
  on ComEd preferred and
  preference stocks.....    14,902    15,885    45,914      48,871    61,467      68,384
                          --------  --------  --------  ----------  --------  ----------
Pre-tax income before
 provision for
 dividends..............  $477,281  $557,157  $694,896  $1,003,582  $870,619  $1,126,505
                          ========  ========  ========  ==========  ========  ==========
Effective income tax
 rate...................      41.1%     37.0%     41.6%       38.1%     40.8%       38.3%
                          ========  ========  ========  ==========  ========  ==========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 1997 and 1996 were as follows:

                            THREE MONTHS                            TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED         ENDED
                            SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30
                          ------------------  ------------------  ------------------
                            1997      1996      1997      1996      1997      1996
                          --------  --------  --------  --------  --------  --------
                                         (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $167,048  $195,005  $243,214  $351,254  $304,717  $394,277
Equity component of
 AFUDC which was ex-
 cluded from taxable
 income.................    (2,020)   (1,734)   (5,795)   (5,502)   (7,565)   (7,051)
Amortization of invest-
 ment tax credits.......    (7,570)  (12,011)  (23,364)  (26,343)  (30,399)  (33,518)
State income taxes, net
 of federal income tax-
 es.....................    25,286    26,850    39,737    50,973    47,150    58,433
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....    13,613    (3,418)   36,140     8,590    41,699     3,357
Other--net..............      (174)    1,600      (661)    3,514       (36)   15,765
                          --------  --------  --------  --------  --------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $196,183  $206,292  $289,271  $382,486  $355,566  $431,263
                          ========  ========  ========  ========  ========  ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The effects of an income tax refund related to prior years increased net income by $26 million or $0.12 per common share for the three months, nine months and twelve months ended September 30, 1996.

  (17) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1997 and 1996 were as follows:

                         THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                            SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                         ------------------- ----------------- -------------------
                           1997      1996      1997     1996     1997      1996
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  64,695 $  63,399 $176,105 $173,891 $ 229,275 $ 228,075
Illinois invested capi-
 tal....................    26,258    26,587   78,275   78,766   104,172   103,506
Municipal utility gross
 receipts...............    49,126    49,508  130,696  128,909   170,502   168,113
Real estate.............    37,466    40,609  110,746   94,386   146,811   137,961
Municipal compensation..    22,784    23,205   60,808   60,009    79,343    78,735
Other--net..............    18,111    18,762   59,573   63,814    69,855    76,939
                         --------- --------- -------- -------- --------- ---------
                         $ 218,440 $ 222,070 $616,203 $599,775 $ 799,958 $ 793,329
                         ========= ========= ======== ======== ========= =========

  ComEd's real estate taxes for the nine months and twelve months ended September 30, 1996 reflect a credit of $23 million which related to the year 1995.

  (18) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper/bank borrowings and $400 million of intermediate term notes, to finance the transactions. The commercial paper/bank borrowing portion of $300 million will expire on November 23, 1999. With respect to the intermediate term notes, $77 million expires on November 23, 1997, and an additional portion each November 23 thereafter through November 23, 2001 and on November 23, 2003. At September 30, 1997, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $673 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, net of executory costs, at September 30, 1997 for capital leases are estimated to aggregate $790 million, including $48 million in 1997, $215 million in 1998, $188 million in 1999, $123 million in 2000, $80 million in 2001 and $136 million in 2002-2043. The estimated interest component of such rental payments aggregates $120 million. The estimated portions of obligations due within one year under capital leases of $141 million and $174 million at September 30, 1997 and December 31, 1996, respectively, are included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at September 30, 1997 for operating leases are estimated to aggregate $191 million, including $5 million in 1997, $22 million in 1998, $20 million in 1999, $16 million in 2000, $15 million in 2001 and $113 million in 2002-2024.

  (19) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment, operation or maintenance accounts and provides its own financing. At September 30, 1997, for its share of ownership in the station, ComEd had an investment of $660 million in production and transmission plant in service (before reduction of $205 million for the related accumulated provision for depreciation) and $14 million in construction work in progress.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (20) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $877 million at September 30, 1997, comprised of $856 million for ComEd and the Indiana Company and $21 million for Unicom Thermal. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments.

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

  ComEd also is a member of NEIL, which provides insurance coverage against the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units and coverage for property losses in excess of $500 million occurring at nuclear stations. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that ComEd would not be liable for a retrospective premium adjustment in the event of a single incident under the replacement power coverage and the property damage coverage. However, ComEd could be subject to maximum assessments, in any policy year, of approximately $22 million and $73 million in the event losses exceed accumulated reserve funds under the replacement power and property damage coverages, respectively.

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

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. In 1994, a federal jury returned nominal dollar verdicts on 8 bellwether plaintiffs' claims in these cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions are the subject of a settlement agreement entered into by counsel for the plaintiffs and Cotter. If the settlement agreement is implemented, the 1989 actions will be dismissed. Although the remaining cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED



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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1997) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets as of September 30, 1997 and December 31, 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of September 30, 1997 and December 31, 1996, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites, pursuant to CERCLA and state environmental laws, will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

  On October 30, 1997, the Illinois Senate approved, on a vote of 57 to 2, a bill introducing price-based competition into the supply of electric energy in Illinois under a less regulated structure. The Illinois House of Representatives will consider the bill during the remaining portion of the Fall veto session scheduled for November 12-14, 1997. If enacted, the bill would provide for, among other things, a 15% residential base rate reduction commencing August 1, 1998, an additional 5% residential base rate reduction commencing May 1, 2002, and customer access to other electric suppliers in a phased-process. Access for commercial and industrial customers would occur over a period from October 1999 through December 2000, and access for residential customers would occur after May 1, 2002. The pending legislation also provides for recovery of a portion of a utility's stranded costs through a CTC collected from customers who choose another electric supplier. The legislation includes the option to eliminate the fuel adjustment clause within six months of its enactment, the ability to securitize certain revenues, the revision of various regulatory requirements to permit operational flexibility and the leveling of certain regulatory and tax provisions as applied to various electric service providers. As explained below, the timing of customer access to other suppliers and the impact on prevailing rates can have a significant impact upon the recoverability of a utility's invested costs and, consequently, the amount at which such costs are reflected in its financial statements.

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

  Presumably, under such a modified regulatory structure, customers will base energy purchase decisions on a combination of factors, including price, reliability and service. In addition to the potential effects on revenues and marketing and sales efforts, such changes can raise the question as to whether an affected utility's rates are based on cost-based regulation, allowing recovery of incurred costs, or are based on something else, i.e., the marketplace. Under GAAP, the latter determination would require the write-off of regulatory assets and liabilities and would require an examination as to the recoverability in revenues of other incurred costs, with any portion determined to be unrecoverable being subject to write-off. Various approaches have been proposed to deal with such strandable costs, from full recovery, as provided in the FERC Order, to no recovery, as proposed by at least some of the participants in virtually all legislative debates on regulatory reform proposals. In addition, the EITF of the FASB has recently considered the accounting treatment for costs related to a portion of a utility's business which are being recovered during a regulator required period of transition from cost-based to market-based pricing. The EITF concluded that SFAS No. 71 should be discontinued for that portion of the business at the beginning of such transition period. If the pending legislation in Illinois is enacted, ComEd may be required to write-off certain assets, primarily its generation related net regulatory assets. Such a write-off would result in an after-tax charge to earnings estimated to be in the range of $800 million to $1.1 billion. For additional information, see "Regulatory Assets and Liabilities" in Note 1 of Notes to Financial Statements.

  Retail wheeling and municipalization are significant issues for electric utility companies, including ComEd, because of their ability to "strand" a utility's costs--i.e., result in a situation where the utility cannot recover all of its incurred costs in its revenues. A calculation of potentially strandable costs is, in essence, an estimate of the amount of incurred costs that may not be recoverable under the future projected revenue and cost structure of the utility. As a result, the calculation requires that a number of complex and interrelated assumptions be made, any one of which can have a significant effect upon the ultimate result of the calculation. These assumptions include the timing of open access (customer choice), the extent of open access allowed, potential market prices over time, sales and load growth forecasts, operating performance over time, allowed rates over time, cost structure over time, mitigation opportunities and strandable cost recoveries. The calculation of strandable costs is extremely sensitive to the assumptions made, and the resulting estimates are potentially misleading if removed from the context in which they were calculated. In connection with the debates in Illinois regarding deregulation legislation, RDI, a consulting firm, estimated that ComEd's strandable costs are approximately $9.9 billion. That estimate was based on RDI's evaluation and quantification of the amount of ComEd's costs (including generating assets, regulatory assets and fuel supply agreements) that might not be recoverable under assumed future prevailing market rates for electric energy. Although ComEd does not agree with some of the assumptions used by RDI in computing its number, the number is a reasonable estimate of ComEd's potentially strandable costs assuming no mitigation or replacement revenues and no stranded cost recovery. The legislation pending before the Illinois legislature provides for the recovery of a portion of a utility's strandable costs through a CTC; however, ComEd needs to take steps to reduce the portion of such costs not subject to such recovery. As indicated above and in Note 1 of Notes to Financial Statements, the impact of stranded costs on the financial statements is dependent upon the continued applicability of SFAS No. 71 and the amount of stranded cost recovery that is allowed. See Notes 1 and 2 of Notes to Financial Statements for additional information.

  ComEd. ComEd is responding, and is undertaking a significant planning effort with respect to further responses, to the developments within the utility industry, the legislative proposals in Illinois and its potential for resulting in strandable investment. During the past several years, such efforts have focused on cost reductions, including personnel reductions, efficiencies in purchasing and inventory management, and an incentive compensation system keyed to cost reduction and control. Notwithstanding these efforts, ComEd's costs remain high in comparison to its neighboring utilities. Although ComEd's operating results and financial condition have historically been affected by various rate proceedings, ComEd expects that the changes in the national and Illinois electric energy marketplace, and ComEd's activities anticipating or responding to them, will directly impact its operating results and financial condition over the next several years.

  ComEd anticipates that the proposed Illinois legislative changes and the resultant increasing competition to supply energy in Illinois and elsewhere will have significant effects upon its revenues and assets as it takes steps to adjust its operations and services to meet the changing market for electric energy. Both Unicom and ComEd have been examining methods of positioning themselves and their affiliates to deal with those effects and to address the developing opportunities and challenges. Unicom Energy Services has been engaged in an examination and development of expanded offerings of energy services and sources of energy. ComEd has been engaged in a broad based examination of its assets and operations, particularly nuclear and fossil generating and generating related (i.e., fuel and inventory) assets, with a view toward rationalizing their investment and operating costs against their ability to contribute to the revenues of ComEd under various market scenarios. Such an assessment involves the consideration of numerous factors, including revenue contribution, operating costs, impacts on ComEd's service obligations, purchase commitments and the impact of various options. Such options include continued operation with accelerated depreciation, indefinite suspension from operation, sale to a third party and retirement or closure. If ComEd retired or closed one or more generating plants, particularly a nuclear plant, such retirement could have a material impact on Unicom and ComEd's financial position and results of operations. See "Liquidity and Capital Resources-- UTILITY OPERATIONS," subcaption "Construction Program" below regarding ComEd's ongoing evaluation of the impact of the expected early retirement of its Zion nuclear generating station. See "Liquidity and Capital Resources--UNREGULATED OPERATIONS" below regarding Unicom Energy Services.

  In April 1996, ComEd announced that it had finalized agreements to sell 2 of its coal-fired generating stations, representing approximately 1,600 megawatts of generating capacity. Under the agreements, State Line and Kincaid stations would be sold for a total of $250 million, which approximates the book value of the stations. The net proceeds, after income tax effects, would be approximately $200 million, which would be used to retire or redeem existing debt. Under the terms of the sales, ComEd would enter into exclusive 15-year purchased power agreements for the output of the plants. On March 31, 1997, the ICC issued an order approving the agreements; however, the order has been appealed to the Illinois Appellate Court. The State Line and Kincaid agreements give the purchasers the right to terminate the agreements due to the delay in the closings, which have not yet occurred.

  ComEd is participating with a number of other electric utility companies in an effort to form an ISO for the midwest United States. Under the arrangement being discussed, the ISO would set transmission rates for the use of the participating utilities' transmission systems and would control access to, and use of, such transmission systems. The participating utilities would continue to own and maintain their transmission systems and would receive revenues for transmission system usage from the ISO. The ISO would facilitate compliance with the FERC Order and would oversee regional planning to avoid transmission constraints. Creation of the ISO will be subject to further negotiations among the parties as well as federal and state regulatory approval.

LIQUIDITY AND CAPITAL RESOURCES

                              UTILITY OPERATIONS

  Construction Program. ComEd and the Indiana Company have a construction program for the year 1997, which consists principally of improvements to their existing nuclear and other electric production, transmission and distribution facilities. It does not include funds to add new generating capacity to ComEd's system. The program, as currently approved by ComEd, calls for the following estimated expenditures (excluding nuclear fuel expenditures of approximately $300 million):

                                                                   1997
                                                                   ----
                                                           (MILLIONS OF DOLLARS)
   Production.............................................         $420
   Transmission and Distribution..........................          421
   General................................................          141
                                                                   ----
                                                                   $982
                                                                   ====

  Such estimated expenditures include $130 million toward the replacement of the steam generators at ComEd's Braidwood Unit 1 and Byron Unit 1 nuclear generating units by year-end 1998. The total replacement cost is estimated to be $460 million, of which approximately $230 million has been incurred through September 30, 1997. In April 1997, ComEd decided not to invest in the replacement of the steam generators at its Zion nuclear generating station. In absence of replacing the steam generators, Zion station would be retired substantially earlier than the end of its licensed life in 2013, and most probably prior to 2005. ComEd is currently evaluating the impact of the expected early retirement of Zion, which has a net book value of approximately $700 million, and whether any required additional depreciation would be recoverable under ComEd's rate cap initiative or the regulatory reform legislation pending in Illinois. Any unrecoverable plant costs will be recognized as an expense when they are probable and estimable.

  ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity, equivalent purchased power or the development of additional demand-side management resources, in 1998 and each year thereafter. However, ComEd believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases, could be obtained in sufficient quantities to meet such forecasted needs.

  Purchase commitments for ComEd and the Indiana Company, principally related to construction and nuclear fuel, approximated $856 million at September 30, 1997. In addition, ComEd's estimated commitments for the purchase of coal are indicated in the following table.

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1997-2000    $  714
      Decker Coal Co. .................................. 1997-2014       516
      Other commitments ................................ 1997-1998        33
                                                                      ------
                                                                      $1,263
                                                                      ======

     --------
     (1)In millions of dollars, excluding transportation costs. No estimate of future cost escalation has been made.

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

  Capital Resources. ComEd forecasts that internal sources will provide more than three-fourths of the funds required for ComEd's 1997 construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and refinancing of scheduled debt maturities. See Notes 7 and 9 of Notes to Financial Statements for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively. The forecast assumes the rate levels reflected in the Rate Order, which has been remanded by the Illinois Appellate Court to the ICC for further analysis regarding two issues, remain in effect. See "Regulation," subcaption "Rate Matters" below for additional information.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 18 of Notes to Financial Statements for more information concerning ComEd's nuclear fuel lease facility. ComEd has $850 million of unused bank lines of credit at September 30, 1997, which may be borrowed at various interest rates and which may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 10 of Notes to Financial Statements for information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, nine months and twelve months ended September 30, 1997.

  During the first nine months of 1997, ComEd sold and leased back approximately $104 million of nuclear fuel through its existing nuclear fuel lease facility. In January 1997, ComEd issued $150 million principal amount of 7.375% Notes due January 15, 2004, $150 million principal amount of 7.625% Notes due January 15, 2007 and $150 million principal amount of 8.50% Trust Securities due January 15, 2027, the proceeds of which were used to discharge current maturities of long-term debt and to redeem $200 million principal amount of first mortgage bonds. See the Statements of Consolidated Cash Flows and Note 4 of Notes to Financial Statements for information regarding common stock activity.

  As of November 10, 1997, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $505 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                STANDARD DUFF &
                                                        MOODY'S & POOR'S PHELPS
                                                        ------- -------- ------
      First mortgage and secured pollution control
       bonds...........................................  Baa2     BBB     BBB
      Publicly-held debentures and unsecured pollution
       control obligations.............................  Baa3     BBB-    BBB-
      Convertible preferred stock......................  baa3     BBB-    BBB-
      Preference stock.................................  baa3     BBB-    BBB-
      Trust Securities.................................  baa3     BBB-    BBB-
      Commercial paper.................................  P-2      A-2     D-2

  In January 1997, Moody's changed the rating outlook on ComEd's securities from "stable" to "negative" and Duff & Phelps added ComEd's securities to "Rating Watch-Down." As of October 1997, S&P's rating outlook on ComEd remained "stable."

  See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1996, for additional information regarding ComEd's securities ratings.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 44.0% at September 30, 1997 from 46.1% at December 31, 1996. This decrease is related primarily to the retirement of long-term debt and the issuance of Trust Securities, which are treated as equity for purposes of the calculation of the ratio.

  Year 2000 Conversion. ComEd utilizes various software, systems and technology througout its businesses that will be affected by the date change in the Year 2000. ComEd is in the process of modifying its systems' programs in response to this issue. Costs associated with resolving the Year 2000 issue are not expected to have a material impact on ComEd's financial position or results of operations.

                             UNREGULATED OPERATIONS

  Unicom Enterprises is engaged, through subsidiaries, in energy service activities which are not subject to utility regulation by state or federal agencies. One of these subsidiaries, Unicom Thermal, provides district cooling and related services to offices and other buildings in the city of Chicago under a non-exclusive use agreement with Chicago for an initial term expiring in 2014. District cooling involves, in essence, the production of chilled water at a central location(s) and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used by customers in lieu of self-generated cooling. As a result of the Clean Air Amendments, the manufacture of CFCs has been curtailed since January 1996, thereby creating a marketing opportunity for non-CFC based systems, such as Unicom Thermal's district cooling. Unicom Thermal is involved in district cooling projects in other cities, generally working with the local utilities.

  Unicom Energy Services recently entered into a joint venture with Sonat Marketing Company L.P. to market natural gas and related services to larger gas purchasers within ComEd's service area in Northern Illinois and other Midwestern areas. Unicom Energy Services has also entered into an alliance with AlliedSignal to market, install and service an electric energy generator developed by AlliedSignal, known as a TurboGenerator, in a 12-state region and in the province of Ontario, Canada.

  Construction Program. Unicom has approved capital expenditures for 1997 of approximately $56 million for Unicom Thermal, primarily representing the construction costs of its facilities in Chicago and its share of construction costs in Boston and Windsor. Unicom Thermal has four district cooling facilities serving customers in Chicago. Its third and fourth district cooling facilities are being expanded to provide increased output for 1998 and 1999, respectively. As of September 30, 1997, Unicom Thermal's purchase commitments, principally related to construction, were approximately $21 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire in November 1999, of which $45 million was unused as of September 30, 1997. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including Unicom Thermal and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 10 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

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

  Rate Matters. In January 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for an increase in ComEd's total revenues of approximately $302 million (excluding add-on revenue taxes) on an annual basis. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. The Rate Order was appealed by intervenors and ComEd to the Illinois Appellate Court, which issued a decision on May 30, 1997 affirming the Rate Order in all respects with the exception of two issues which it remanded to the ICC for the purpose of providing further analysis. Those issues relate to: (i) the manner in which certain costs are recovered and which customers should pay these costs, and (ii) the proper rate of return on common equity for ComEd. ComEd believes that the ICC can satisfy the Appellate Court's remand directions on the basis of the existing record from the ICC proceedings which led to the Rate Order. The Appellate Court's decision was not appealed and the matter has been returned to the ICC, where a decision is expected in the first quarter of 1998.

  With respect to the first of the issues remanded to the ICC, ComEd does not believe it will have any effect on the overall level of rates. With respect to the rate of return issue, the ICC had determined in the Rate Order that ComEd's cost of common equity was 12.28%. Intervenors had submitted testimony recommending a return on common equity of 11.50%. The Appellate Court decision requires the ICC to clarify the basis for certain of its findings relating to its rejection of the intervenors' recommendation and to analyze further how it arrived at its conclusions. The Appellate Court stated that after reanalyzing these bases the ICC can determine whether or not the cost of common equity determination it adopted should still be followed. Each tenth of one percent change in the common equity rate of return has approximately an $8 million effect on the level of annual rates. The Appellate Court's decision does not have any immediate effect on ComEd's rates or require any refunds. In connection with the initiation of the appeal, ComEd committed to make refunds "in the event that a final, non-appealable order is entered reversing the ICC's Rate Order." Approximately $180 million would be subject to refund if the ICC were to adopt the lower rate of return on common equity recommended by intervenors. As noted, the Appellate Court's decision did not reverse the Rate Order.

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

  In January 1997, the NRC determined that ComEd's Dresden nuclear generating station should remain on the NRC's list of plants to be monitored closely, where it has been since being placed on that list in 1992. The NRC also determined that ComEd's LaSalle and Zion nuclear generating stations should be added to that list. On June 25, 1997, the NRC indicated that Dresden, LaSalle and Zion stations would remain on that list. The listing of the plants does not prevent ComEd from operating the generating units; however, it does mean that the NRC will devote additional resources to monitoring ComEd's operating performance and that ComEd will need to work to demonstrate to the NRC the sustainability of improvements which it believes it has undertaken and is continuing to implement. The NRC recently indicated that it is monitoring ComEd's ability to manage its nuclear operations in their entirety and that the performance at any one facility will be viewed by the NRC in context with the performance of ComEd's nuclear generating group as a whole.

  In January 1997, the NRC also took the unusual additional step of requiring ComEd to submit information to allow the NRC to determine what actions, if any, should be taken to assure that ComEd can safely operate its 6 nuclear generating stations while sustaining performance improvement at each site. The request also required ComEd to submit information regarding the criteria that it had established, or planned to establish, to measure performance and to explain ComEd's proposed actions if the criteria were not met. The request stated the NRC staff's concerns with the "cyclical safety performance of ComEd nuclear stations," noting the presence on the list of plants to be monitored closely of Dresden, LaSalle and Zion stations at various times during the past 10 years. It also noted concerns regarding "ComEd's ability to establish lasting and effective programs that result in sustained performance improvement." The request did acknowledge the management and organizational changes implemented by ComEd, including the "additional focus placed on management and leadership, accountability, the problem identification and corrective action processes, material condition improvement, work control, and radiation protection." It also acknowledged improvements seen at Dresden and Quad Cities stations; but indicated at the same time performance declines were observed at both LaSalle and Zion stations. The problems identified by the NRC are consistent with weaknesses that had been identified in station self-assessments initiated by ComEd; and management had already undertaken to develop and implement programs designed to address these issues. ComEd submitted a response to the NRC on March 28, 1997; and the NRC indicated in an April 25, 1997 public meeting with representatives of ComEd management that ComEd's response was generally adequate to demonstrate ComEd's ability to operate its nuclear generating stations while sustaining performance improvements. In a November 4, 1997 meeting with the NRC staff, the NRC indicated that it believes ComEd's nuclear performance has shown improvement, but that it is too early to conclude that lasting improvement has been achieved. The NRC noted, as an exception to ComEd's general improving and sustained performance in its nuclear operations, concerns regarding ComEd's engineering efforts to resolve the longstanding fire protection issues at the Quad Cities station. The NRC and representatives of ComEd's management have met and will continue to meet periodically in the future, to follow-up on these matters.

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

  ComEd's activities with respect to its nuclear generating stations have included improvements in operating and personnel procedures and repair and replacement of equipment and can result in longer unit outages. Zion and LaSalle stations are presently out of service. The current Zion Unit 2 outage is expected to extend into the first quarter of 1998, and Zion Unit 1 is expected to be out of service until the second quarter of 1998. The current LaSalle outage is expected to extend into 1998, with Unit 1 expected to be in service by mid-year and Unit 2 by the end of the year. Prior to restarting either LaSalle or Zion stations, ComEd must brief the NRC regional staff as to certain matters.

  The LaSalle and Zion outages are part of several outages of nuclear and fossil generating stations that several utilities operating in the Midwestern power grid (including ComEd) were expecting and have experienced, during 1997. Although ComEd has met its customers' electricity demands, the expectation of the North American Electric Reliability Council, prior to the beginning of the summer, was that there could be electric energy shortages during summer peak demand periods due to generating station outages in the Midwestern power grid and transmission limitations on delivering power from neighboring systems. In response to these regional circumstances and expectations, ComEd increased the availability of its remaining nuclear and fossil generating capacity, reinforced transmission capacity, negotiated the purchase of power and related transmission service from third parties, and worked with a number of customers to manage the use and demand for power. A portion of ComEd's fuel and purchased power costs, including certain coal transportation costs, are not recoverable under ComEd's fuel adjustment clause. ComEd estimates that it will incur approximately $120 million of such unrecovered energy costs in 1997 related to retail sales.

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

  Based on ComEd's most recent study, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $4.6 billion in current-year (1997) dollars including a contingency allowance. ComEd estimates it will expend approximately $12.9 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for disposal of nuclear waste, and inflation. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" for additional information.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See Note 20 of Notes to Financial Statements and "Part
II. Other Information, Item 1. Legal Proceedings."

RESULTS OF OPERATIONS

  Unicom's earnings per common share for the three months ended September 30, 1997 were $1.23 compared to $1.55 for the three months ended September 30, 1996, $1.66 for the nine months ended September 30, 1997 compared to $2.66 for the nine months ended September 30, 1996, and $2.10 for the twelve months ended September 30, 1997 compared to $2.82 for the twelve months ended September 30, 1996. Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the results of operations for ComEd alone.

  Net Income. The decrease in ComEd's earnings in the three months ended September 30, 1997, compared to the same period ended September 30, 1996, reflects, among other factors, a 6% increase in O&M expenses, which reduced net income by $21 million or $0.10 per common share. Also contributing to the lower earnings were higher fuel and purchased power costs, of which $71 million, with a net income effect of $43 million or $0.20 per common share, was not recoverable through the fuel adjustment clause. Earnings for the three months ended September 30, 1996 also benefited from an income tax refund related to prior years, which increased net income by $26 million or $0.12 per common share. Partially offsetting the decrease in earnings in the current period was a 6% increase in kilowatthour sales. See below for additional information.

  The decrease in ComEd's earnings in the nine months ended September 30, 1997, compared to the same period ended September 30, 1996, reflects, among other factors, a 12% increase in O&M expenses, which reduced net income by $119 million or $0.55 per common share. Also contributing to the lower earnings were higher fuel and purchased power costs, of which $161 million, with a net income effect of $97 million or $0.45 per common share, was not recoverable through the fuel adjustment clause. Depreciation expense increased 4% for the nine months ended September 30, 1997, primarily due to an increase in additional nuclear plant depreciation which reduced net income by $17 million or $0.08 per common share. Earnings for the nine months ended September 30, 1996 also benefited from an income tax refund related to prior years, which increased net income by $26 million or $0.12 per common share. Partially offsetting the decrease in earnings in the current period was a 6% increase in kilowatthour sales. See below for additional information.

  The decrease in ComEd's earnings in the twelve months ended September 30, 1997, compared to the same period ended September 30, 1996, reflects, among other factors, a 7% increase in O&M expenses, which reduced net income by $94 million or $0.44 per common share. Also contributing to the lower earnings were higher fuel and purchased power costs, of which $192 million, with a net income effect of $116 million or $0.54 per common share, was not recoverable through the fuel adjustment clause. The earnings for the twelve months ended September 30, 1997 include a 5% increase in depreciation expense, primarily due to an increase in additional nuclear plant depreciation which reduced net income by $22 million or $0.10 per common share. Earnings for the twelve months ended September 30, 1996 also benefited from an income tax refund related to prior years, which increased net income by $26 million or $0.12 per common share. The reduction in earnings in the current period was partially offset by a 6% reduction in the total of interest expense and dividend requirements on preferred and preference stocks with a net income effect of $25 million or $0.12 per common share and a 7% increase in kilowatthour sales. In the fourth quarter of 1995, ComEd recorded an after-tax charge of $20 million or $0.09 per common share related to the early redemption of $645 million of long-term debt. See below for additional information.

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

  Operating revenues increased $37 million in the three months ended September 30, 1997 compared to the three months ended September 30, 1996, primarily due to a 36% increase in kilowatthour sales to wholesale customers. Kilowatthour sales to retail customers during the three months ended September 30, 1997 increased 1% compared to the same period in 1996 reflecting milder than normal weather experienced during the third quarter of both 1997 and 1996, offset by continued economic growth in ComEd's service territory. Operating revenues increased $205 million in the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996, primarily due to increased collections under ComEd's fuel adjustment clause and a 39% increase in kilowatthour sales to wholesale customers. Kilowatthour sales to retail customers during the nine months ended September 30, 1997 increased 1% compared to the same period in 1996 reflecting milder than normal weather experienced during the second and third quarters of both 1997 and 1996, offset by continued economic growth in ComEd's service territory. Operating revenues increased $261 million in the twelve months ended September 30, 1997 compared to the twelve months ended September 30, 1996, primarily due to a 51% increase in kilowatthour sales to wholesale customers and increased collections under ComEd's fuel adjustment clause. Kilowatthour sales to retail customers during the twelve months ended September 30, 1997 increased 1% compared to the same period in 1996 reflecting milder than normal weather experienced during the second and third quarters of both 1997 and 1996, offset by continued economic growth in ComEd's service territory.

  Fuel Costs. Changes in fuel expense for the three months, nine months and twelve months ended September 30, 1997 compared to the same periods ended September 30, 1996 primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                                                      SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                                                   --------------------  ------------------  --------------------
                                                     1997       1996       1997      1996      1997       1996
                                                   ---------  ---------  --------  --------  ---------  ---------
   Cost of fuel consumed (per million Btu):
     Nuclear.....................................      $0.54      $0.53     $0.56     $0.53      $0.56      $0.53
     Coal........................................      $2.19      $2.38     $2.33     $2.46      $2.32      $2.44
     Oil.........................................      $4.57      $3.96     $4.03     $3.39      $3.77      $3.29
     Natural gas.................................      $2.47      $2.55     $2.53     $2.73      $2.56      $2.56
     Average all fuels...........................      $1.21      $1.21     $1.31     $1.16      $1.28      $1.13
   Net generation of electric energy (millions of
    kilowatthours)...............................     24,610     24,564    65,690    69,879     88,859     90,911
   Fuel sources of kilowatthour generation:
     Nuclear.....................................         61%        65%       59%       69%        60%        70%
     Coal........................................         35         32        38        28         37         27
     Oil.........................................        --         --        --          1        --           1
     Natural gas.................................          4          3         3         2          3          2
                                                   ---------  ---------  --------  --------  ---------  ---------
                                                         100%       100%      100%      100%       100%       100%
                                                   =========  =========  ========  ========  =========  =========

  The decrease in nuclear generation as a percentage of total generation for the three months, nine months and twelve months ended September 30, 1997 compared to the same periods ended September 30, 1996, is primarily due to outages at certain of ComEd's nuclear generating stations. See "Regulation," subcaption "Nuclear Matters" above for information regarding outages at certain of ComEd's nuclear generating stations.

  Fuel costs, not recoverable under ComEd's fuel adjustment clause, increased $45 million, $111 million and $141 million for the three months, nine months and twelve months ended September 30, 1997, respectively, compared to the same periods ended September 30, 1996. The increased fuel costs are due primarily to an increase in generation at ComEd's coal fired stations and increased sales to wholesale customers. See "Regulation," subcaption "Nuclear Matters" above for information regarding outages at certain of ComEd's nuclear generating stations.

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

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. In addition, as of September 30, 1997, ComEd had unrecovered fuel costs in the form of coal reserves of $299 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, fuel reconciliation proceedings and coal reserves, see "Liquidity and Capital Resources" above and "Deferred Unrecovered Energy Costs" in Note 1 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd and the Indiana Company's generating units and the availability and cost of power from other utilities. Purchased power costs not recoverable under ComEd's fuel adjustment clause increased $26 million, $50 million and $51 million for the three months, nine months and twelve months ended September 30, 1997, respectively, compared to the same periods ended September 30, 1996. The increased purchased power costs are due primarily to a decrease in nuclear generation. See "Fuel Costs" and "Regulation," subcaption "Nuclear Matters" above.

  The number and average cost of kilowatthours purchased were as follows:

                            THREE MONTHS
                                ENDED       NINE MONTHS ENDED     TWELVE MONTHS ENDED
                            SEPTEMBER 30      SEPTEMBER 30           SEPTEMBER 30
                            --------------  -------------------   ---------------------
                             1997    1996     1997       1996       1997        1996
                            ------  ------  ---------  --------   ----------  ---------
   Kilowatthours
    (millions)............. 3,005   1,761      11,987     4,608       13,508      6,182
   Cost per kilowatthour...  3.19c   2.74c       2.33c     2.45c        2.31c      2.34c

  Deferred Under or Overrecovered Energy Costs--Net. Operating expenses for the three months, nine months and twelve months ended September 30, 1997 and 1996 include the net change in under or overrecovered allowable energy costs under ComEd's fuel adjustment clause. See "Fuel Costs" and "Fuel Supply" above and
Note 1 of Notes to Financial Statements under "Deferred Unrecovered Energy
Costs."

  Operation and Maintenance Expenses. O&M expenses include the expenses associated with operating and maintaining ComEd's generation, transmission and distribution assets as well as customer service, administrative overhead and support. Given the variety of expense categories covered, there are a number of factors which affect the level of such expenses within any given period. Two major components of such expenses, however, are the costs associated with operating and maintaining ComEd's nuclear and fossil generating facilities. Generating station expenses are affected by the cost of materials, regulatory requirements and expectations, the age of facilities as well as cost control efforts.

  During the three months, nine months and twelve months ended September 30, 1997, the aggregate level of O&M expenses increased 6%, 12% and 7%, respectively, compared to the same periods ended September 30, 1996. The recent nine-month and twelve-month periods include increases in the level of nuclear generating station expenses and the periods ended September 30, 1997 and September 30, 1996 reflect charges for voluntary separation offers made to certain ComEd employees. The impacts of the above items are discussed below. Additional factors in each period also affected the level of O&M expenses.

  O&M expenses associated with nuclear generating stations decreased $14 million, and increased $128 million and $178 million during the three months, nine months and twelve months ended September 30, 1997, respectively, compared to the same periods ended September 30, 1996, as a result of activities associated with the repair, replacement and improvement of nuclear generating facility equipment. Since 1995, ComEd has increased the number and scope of maintenance activities associated with its nuclear generating stations. Such efforts are the result of station performance evaluations performed to identify the sources and causes of unplanned equipment repairs. The goal of such efforts is to design and implement cost effective repairs and improvements to increase station availability. The efforts begun in 1995 are expected to continue through 1998.

  The increase in O&M expenses associated with nuclear generating stations in the recent nine-month and twelve-month periods has been driven by ComEd's objective to improve station availability as well as to meet regulatory requirements and expectations. ComEd is pursuing a program to improve the quality of nuclear operations, including safety and efficiency, which is also expected to achieve a longer term goal of improved availability and to be positioned to take advantage of opportunities in a more competitive market. Over the past several years, ComEd has increased and reinforced station management with managers drawn from other utilities which have resolved similar operating issues. It has also sought to identify, anticipate and address nuclear station operation and performance issues in a safe, cost-effective manner while seeking to improve the availability and capacity factors of its nuclear generating units. Such activities have included improvements in operating and personnel procedures and repair and replacement of equipment, and can result in longer unit outages. Such activities have involved increased maintenance and repair expenses in recent years.

  O&M expenses associated with fossil generating stations increased $16 million and $9 million, and decreased $6 million during the three months, nine months and twelve months ended September 30, 1997, respectively, compared to the same periods ended September 30, 1996. The increase related to fossil generating stations in the recent three months and nine months ended September 30, 1997 is primarily due to an increase in the repair and improvement of fossil generating facility equipment in order to increase their general availability, and to ensure their availability during the Summer of 1997. That increase was partially offset by a reduction in personnel. The decrease related to the fossil generating stations in the recent twelve months ended is primarily due to a reduction in personnel, partially offset by increased repair and improvement of fossil generating facility equipment.

  O&M expenses associated with ComEd's transmission and distribution system increased $5 million, $19 million and $23 million in the three months, nine months and twelve months ended September 30,

1997, respectively, compared to the same periods ended September 30, 1996. The increases in the recent three months, nine months and twelve months ended are primarily due to increased emergency restoration, tree trimming and certain load dispatching activities. O&M expenses associated with customer related activities increased $3 million, $4 million and $6 million in the three months, nine months and twelve months ended September 30, 1997 compared to the same periods ended September 30, 1996, primarily due to increases in uncollectible accounts.

  O&M expenses also include compensation and benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave voluntarily. Such incentives included both current payments and earlier eligibility for post-retirement health care benefits, resulting in charges of $25 million, $32 million and $36 million for the three months, nine months and twelve months ended September 30, 1997, respectively, and $5 million, $8 million and $96 million for the three months, nine months and twelve months ended September 30, 1996, respectively. Other compensation and benefits expenses increased $29 million for the twelve months ended September 30, 1997, compared to the same period ended September 30, 1996, reflecting an increase in the provision for post-retirement health care benefits, excluding the effects of employee separation plans. Finally, O&M expenses reflect $38 million and $65 million for employee incentive compensation plan costs for the twelve months ended September 30, 1997 and 1996, respectively. The payments, which were made partly in cash and partly in shares of Unicom common stock, were made under Unicom's Long-Term Incentive Plan as the result of the achievement during the years 1996 and 1995, respectively, of specified financial performance, cost containment and operating performance goals. The effects of inflation have also increased O&M expenses during the periods and are reflected in the increases and decreases discussed herein.

  Excluding the special items described below, ComEd expects 1997 overall O&M expenses to increase by approximately $150 million over 1996 expenses. Approximately $100 million of this increase is related to nuclear operations and is intended to address previously identified operational issues, including issues identified by the NRC in connection with its determination regarding the plants to be monitored closely, and to achieve a longer term benefit of improved capacity factors. ComEd expects this increased level of expenses to continue through 1998. In addition to the $150 million O&M increase discussed above, ComEd expects charges in 1997 of $40 million for voluntary separation offers made to certain ComEd employees, of which $32 million has been incurred through September 30, 1997. In addition, the delay in the closing of the sale of the State Line and Kincaid generating stations is expected to increase 1997 O&M expenses by approximately $25 million, however, such delay also results in decreased purchased power costs of a comparable amount.

  Depreciation. Depreciation expense for the nine months and twelve months ended September 30, 1997 increased over the same periods a year ago as a result of additional nuclear plant depreciation and additions to plant in service. The additional depreciation on ComEd's nuclear generating units includes depreciation recorded on a straight-line basis related to its steam generators at Byron Unit 1 and Braidwood Unit 1, which are expected to be replaced prior to year-end 1998, and the 1996 additional depreciation initiative. ComEd recorded additional depreciation charges related to its nuclear generating units of $15 million, $44 million and $52 million for the three months, nine months and twelve months ended September 30, 1997, respectively, and $22 million for the three months, nine months and twelve months ended September 30, 1996. ComEd also continues to consider the possibility of additional depreciation options. See "Depreciation and Decommissioning" in Note 1 and Note 2 of Notes to Financial Statements.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, nine months and twelve months ended September 30, 1997 compared to the same periods ended September 30, 1996 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                 THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                    SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                                --------------------- --------------------- ---------------------
                                   1997       1996       1997       1996       1997       1996
                                ---------- ---------- ---------- ---------- ---------- ----------
      Long-term debt outstand-
       ing:
       Average amount (mil-
        lions)................    $6,148     $6,625     $6,313     $6,674     $6,375     $6,808
       Average interest rate..      7.65%      7.62%      7.65%      7.69%      7.64%      7.67%
      Notes payable outstand-
       ing:
       Average amount (mil-
        lions)................    $  216     $  255     $  192     $  286     $  160     $  226
       Average interest rate..      5.96%      5.71%      5.91%      5.78%      5.91%      5.82%

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

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements under "AFUDC." AFUDC does not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended September 30, 1997 and December 31, 1996 were 2.46 and 2.90, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended September 30, 1997 and December 31, 1996 were 2.11 and 2.48, respectively.

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of September 30, 1997 and December 31, 1996, and the related statements of consolidated income, retained earnings and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of September 30, 1997 and December 31, 1996, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1997 and 1996, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
November 10, 1997

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                       STATEMENTS OF CONSOLIDATED INCOME

  The following Statements of Consolidated Income for the three months, nine months and twelve months ended September 30, 1997 and 1996 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric rates, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                              SEPTEMBER 30            SEPTEMBER 30            SEPTEMBER 30
                          ----------------------  ----------------------  ----------------------
                             1997        1996        1997        1996        1997        1996
                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Electric Operating
 Revenues...............  $2,104,444  $2,066,975  $5,503,586  $5,298,096  $7,140,037  $6,879,333
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating
 Expenses and Taxes:
 Fuel...................  $  323,720  $  317,775  $  921,343  $  866,657  $1,221,724  $1,106,077
 Purchased power........      95,762      48,250     279,402     112,750     311,952     144,518
 Deferred overrecovered
  energy costs-- net....      30,865      11,211      51,032         861      40,986       6,707
 Operation..............     424,165     373,628   1,252,986   1,100,196   1,648,965   1,562,584
 Maintenance............     143,261     159,578     520,758     477,570     695,681     626,084
 Depreciation...........     245,983     251,842     741,069     712,280     980,654     934,964
 Recovery of regulatory
  assets................       3,818       3,818      11,454      11,454      15,272      15,272
 Taxes (except income)..     217,967     222,144     614,817     599,625     797,860     792,363
 Income taxes--
   Current--Federal.....     150,583      95,705     213,260     205,227     273,358     214,277
   --State..............      41,151      40,560      63,191      73,219      64,165      80,374
   Deferred--Federal--
    net.................      20,126      78,669      50,750     130,017      60,855     168,757
   --State--net.........      (1,881)        (33)     (1,087)      5,343       9,711      10,367
 Investment tax credits
  deferred--net.........      (7,570)    (12,011)    (23,364)    (26,343)    (30,399)    (33,518)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,687,950  $1,591,136  $4,695,611  $4,268,856  $6,090,784  $5,628,826
                          ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating
 Income.................  $  416,494  $  475,839  $  807,975  $1,029,240  $1,049,253  $1,250,507
                          ----------  ----------  ----------  ----------  ----------  ----------
Other Income and
 (Deductions):
 Interest on long-term
  debt..................  $ (117,572) $ (126,155) $ (362,044) $ (384,834) $ (487,107) $ (522,093)
 Interest on notes
  payable...............      (3,254)     (3,665)     (8,503)    (12,352)     (9,459)    (13,159)
 Allowance for funds
  used during
  construction--
   Borrowed funds.......       4,871       4,544      13,875      15,809      17,492      19,395
   Equity funds.........       5,772       4,955      16,558      15,721      21,614      20,147
 Income taxes
  applicable to
  nonoperating
  activities............       1,996      (4,601)      4,414         465      11,761       3,093
 Provision for
  dividends on company-
  obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trusts.....      (7,357)     (4,240)    (21,433)    (12,720)    (25,673)    (16,960)
 Miscellaneous--net.....     (14,101)      6,470     (35,351)    (22,843)    (47,508)    (36,042)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $ (129,645) $ (122,692) $ (392,484) $ (400,754) $ (518,880) $ (545,619)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income Before
 Extraordinary Item.....  $  286,849  $  353,147  $  415,491  $  628,486  $  530,373  $  704,888
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --      (20,022)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............  $  286,849  $  353,147  $  415,491  $  628,486  $  530,373  $  684,866
Provision for Dividends
 on Preferred and
 Preference Stocks......      14,902      15,885      45,914      48,871      61,467      68,384
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income on Common
 Stock..................  $  271,947  $  337,262  $  369,577  $  579,615  $  468,906  $  616,482
                          ==========  ==========  ==========  ==========  ==========  ==========
Average Number of Common
 Shares Outstanding.....     214,227     214,209     214,224     214,201     214,223     214,199
Earnings per Common
 Share Before
 Extraordinary Item.....       $1.27       $1.57       $1.73       $2.71       $2.19       $2.97
Extraordinary Loss
 Related to Early
 Redemption of Long-Term
 Debt, Less Applicable
 Income Taxes...........         --          --          --          --          --        (0.09)
                          ----------  ----------  ----------  ----------  ----------  ----------
Earnings per Common
 Share..................       $1.27       $1.57       $1.73       $2.71       $2.19       $2.88
                          ==========  ==========  ==========  ==========  ==========  ==========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30, DECEMBER 31,
                       ASSETS                            1997          1996
                       ------                        ------------- ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $923 million and
   $1,034 million, respectively)....................  $28,443,951  $27,900,632
  Less--Accumulated provision for depreciation......   12,347,376   11,479,991
                                                      -----------  -----------
                                                      $16,096,575  $16,420,641
  Nuclear fuel, at amortized cost...................      839,240      805,623
                                                      -----------  -----------
                                                      $16,935,815  $17,226,264
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds.....................  $ 1,821,607  $ 1,456,360
  Subsidiary companies..............................      120,970      118,188
  Other investments, at cost........................       40,523       14,903
                                                      -----------  -----------
                                                      $ 1,983,100  $ 1,589,451
                                                      -----------  -----------
Current Assets:
  Cash..............................................  $     8,624  $        89
  Temporary cash investments........................       49,836       28,801
  Special deposits..................................          686        1,610
  Receivables--
    Customers.......................................      599,119      568,155
    Other...........................................       55,369      103,243
    Provisions for uncollectible accounts...........      (16,357)     (12,893)
  Coal and fuel oil, at average cost................      144,446      140,362
  Materials and supplies, at average cost...........      324,263      324,485
  Deferred unrecovered energy costs.................       61,224      104,651
  Deferred income taxes related to current assets
   and liabilities..................................      119,942      119,917
  Prepayments and other.............................       28,466       35,315
                                                      -----------  -----------
                                                      $ 1,375,618  $ 1,413,735
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................  $ 2,486,753  $ 2,434,807
  Unrecovered energy costs..........................      359,197      444,009
  Other.............................................      107,870      108,834
                                                      -----------  -----------
                                                      $ 2,953,820  $ 2,987,650
                                                      -----------  -----------
                                                      $23,248,353  $23,217,100
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                      SEPTEMBER 30, DECEMBER 31,
            CAPITALIZATION AND LIABILITIES                1997         1996
            ------------------------------            ------------  ------------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 6,155,941 $ 6,043,093
  Preferred and preference stocks without mandatory
   redemption requirements............................     507,053     507,342
  Preference stock subject to mandatory redemption
   requirements.......................................     177,899     217,901
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts*...................     350,000     200,000
  Long-term debt......................................   5,641,702   5,957,604
                                                       ----------- -----------
                                                       $12,832,595 $12,925,940
                                                       ----------- -----------
Current Liabilities:
  Notes payable--
    Commercial paper.................................. $    35,000 $   121,000
    Bank loans........................................       7,750       7,750
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease obligations.     653,095     743,528
  Accounts payable....................................     396,397     478,876
  Accrued interest....................................     142,313     166,862
  Accrued taxes.......................................     348,862     182,366
  Dividends payable...................................     102,969     101,216
  Customer deposits...................................      55,662      51,585
  Other...............................................     100,811      98,444
                                                       ----------- -----------
                                                       $ 1,842,859 $ 1,951,627
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 4,541,295 $ 4,568,832
  Accumulated deferred investment tax credits.........     632,299     655,662
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     683,666     657,449
  Obligations under capital leases....................     495,431     474,841
  Regulatory liabilities..............................     716,928     668,301
  Other...............................................   1,503,280   1,314,448
                                                       ----------- -----------
                                                       $ 8,572,899 $ 8,339,533
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 20)
                                                       $23,248,353 $23,217,100
                                                       =========== ===========

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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION


                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1997          1996
                                                     ------------- ------------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,228,066 shares and 214,218,454
    shares, respectively............................. $ 2,677,851  $ 2,677,731
  Premium on common stock and other paid-in capital..   2,223,564    2,223,396
  Capital stock and warrant expense..................     (15,822)     (15,990)
  Retained earnings..................................   1,270,348    1,157,956
                                                      -----------  -----------
                                                      $ 6,155,941  $ 6,043,093
                                                      -----------  -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957  $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--65,912 shares and 75,003 shares,
    respectively.....................................       2,096        2,385
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --           --
                                                      -----------  -----------
                                                      $   507,053  $   507,342
                                                      -----------  -----------
Preference Stock Subject to Mandatory Redemption
 Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--2,094,275 shares and 2,496,775
    shares, respectively............................. $   208,587  $   248,589
  Current redemption requirements for preference
   stock included in current liabilities.............     (30,688)     (30,688)
                                                      -----------  -----------
                                                      $   177,899  $   217,901
                                                      -----------  -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts..................... $   350,000  $   200,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1997 through 2001--5 3/8% to 9 3/8%..... $   920,000  $ 1,120,000
    Maturing 2002 through 2011--4.05% to 8 3/8%......   1,640,400    1,640,400
    Maturing 2012 through 2021--5.85% to 9 7/8%......   1,191,000    1,391,000
    Maturing 2022 through 2023--7 3/4% to 8 5/8%.....   1,160,000    1,160,000
                                                      -----------  -----------
                                                      $ 4,911,400  $ 5,311,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................     100,302      105,164
  Pollution control obligations, due 2007 through
   2014--4.00% to 5 7/8%.............................     142,200      142,200
  Other long-term debt...............................   1,016,890      986,932
  Current maturities of long-term debt included in
   current liabilities...............................    (481,612)    (538,534)
  Unamortized net debt discount and premium..........     (47,478)     (49,558)
                                                      -----------  -----------
                                                      $ 5,641,702  $ 5,957,604
                                                      -----------  -----------
                                                      $12,832,595  $12,925,940
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                            THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                               SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                           --------------------- --------------------- ---------------------
                              1997       1996       1997       1996       1997       1996
                           ---------- ---------- ---------- ---------- ---------- ----------
                                                (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period................... $1,084,199 $  892,836 $1,157,956 $  821,848 $1,144,307 $  867,678
Add--Net income...........    286,849    353,147    415,491    628,486    530,373    684,866
                           ---------- ---------- ---------- ---------- ---------- ----------
                           $1,371,048 $1,245,983 $1,573,447 $1,450,334 $1,674,680 $1,552,544
                           ---------- ---------- ---------- ---------- ---------- ----------
Deduct--
   Dividends declared on--
    Common stock.......... $   85,691 $   85,687 $  257,072 $  257,045 $  342,759 $  342,723
    Preferred and prefer-
     ence stocks..........     14,621     15,602     45,611     48,567     61,140     65,081
   Other capital stock
    transactions--net.....        388        387        416        415        433        433
                           ---------- ---------- ---------- ---------- ---------- ----------
                           $  100,700 $  101,676 $  303,099 $  306,027 $  404,332 $  408,237
                           ---------- ---------- ---------- ---------- ---------- ----------
Balance at End of Period.. $1,270,348 $1,144,307 $1,270,348 $1,144,307 $1,270,348 $1,144,307
                           ========== ========== ========== ========== ========== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                           THREE MONTHS ENDED      NINE MONTHS ENDED        TWELVE MONTHS ENDED
                              SEPTEMBER 30            SEPTEMBER 30             SEPTEMBER 30
                          ---------------------  -----------------------  ------------------------
                             1997       1996        1997        1996         1997         1996
                          ----------  ---------  ----------  -----------  -----------  -----------
                                                (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income.............  $  286,849  $ 353,147  $  415,491  $   628,486  $   530,373  $   684,866
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and am-
    ortization..........     259,151    260,666     774,291      739,731    1,023,503      974,510
   Deferred income taxes
    and investment tax
    credits--net........      10,819     69,174      25,704      111,378       39,184      144,947
   Extraordinary loss
    related to early re-
    demption of long-
    term debt...........         --         --          --           --           --        33,158
   Equity component of
    allowance for funds
    used during
    construction........      (5,772)    (4,955)    (16,558)     (15,721)     (21,614)     (20,147)
   Recovery of
    regulatory assets ..       3,818      3,818      11,454       11,454       15,272       15,272
   Provisions/(payments)
    for liability for
    separation costs--
    net.................      24,146      1,072      24,948      (28,858)      23,919       29,315
   Net effect on cash
    flows of changes in:
     Receivables........     (25,307)   (71,192)     20,374       65,672       22,590       35,433
     Coal and fuel oil..      35,704     17,014      (4,084)     (20,791)       5,521      (48,400)
     Materials and sup-
      plies.............        (319)    11,725         222        2,973        6,303       32,060
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and separation
      costs--net........       7,211    (26,029)     22,841      (75,388)     208,665      237,906
     Accrued interest
      and taxes.........     100,742      1,125     141,947       74,006       30,920      (78,029)
     Other changes in
      certain current
      assets and
      liabilities.......      41,989     20,957      65,249       12,287       66,727       (6,401)
   Other--net...........      23,178     35,409     136,537       65,259      176,820       28,955
                          ----------  ---------  ----------  -----------  -----------  -----------
                          $  762,209  $ 671,931  $1,618,416  $ 1,570,488  $ 2,128,183  $ 2,063,445
                          ----------  ---------  ----------  -----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction expendi-
  tures.................  $ (212,445) $(192,012) $ (638,289) $  (709,892) $  (878,268) $(1,038,756)
 Nuclear fuel expendi-
  tures.................     (66,555)   (83,298)   (157,271)    (226,901)    (212,203)    (352,023)
 Equity component of
  allowance for funds
  used during
  construction..........       5,772      4,955      16,558       15,721       21,614       20,147
 Contributions to nu-
  clear decommissioning
  funds.................         --         --      (80,181)     (83,178)    (116,284)    (119,602)
 Other investments and
  special deposits......       4,690     (3,370)    (24,610)      (3,418)     (21,244)      (1,376)
                          ----------  ---------  ----------  -----------  -----------  -----------
                          $(268,538)  $(273,725) $ (883,793) $(1,007,668) $(1,206,385) $(1,491,610)
                          ----------  ---------  ----------  -----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of securi-
  ties--
  Long-term debt........  $      --   $     --   $  297,663  $   198,902  $   297,663  $   198,902
  Preferred securities
   of subsidiary
   trusts...............         --         --      150,000          --       150,000          --
  Capital stock.........          50        550         288          655          302          678
 Retirement and redemp-
  tion of securities--
  Long-term debt........    (100,283)   (64,103)   (674,765)    (331,200)    (775,551)    (976,311)
  Capital stock.........     (37,300)   (37,804)    (40,539)     (40,911)     (44,141)     (44,506)
 Deposits and securi-
  ties held for retire-
  ment and redemption
  of securities.........         229        975         --           --           --           --
 Premium paid on early
  redemption of long-
  term debt.............         --         --       (9,500)         --        (9,500)     (25,823)
 Cash dividends paid on
  capital stock.........    (111,450)  (110,609)   (322,363)    (319,234)    (427,892)    (425,740)
 Proceeds from
  sale/leaseback of nu-
  clear fuel............      22,953     90,301     104,224      249,916      170,925      249,916
 Nuclear fuel lease
  principal payments....     (38,206)   (51,724)   (124,061)    (158,693)    (177,109)    (216,414)
 Increase (Decrease) in
  short-term
  borrowings............    (221,000)  (170,850)    (86,000)    (104,600)    (120,800)     156,400
                          ----------  ---------  ----------  -----------  -----------  -----------
                          $ (485,007) $(343,264) $ (705,053) $  (505,165) $  (936,103) $(1,082,898)
                          ----------  ---------  ----------  -----------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $    8,664  $  54,942  $   29,570  $    57,655  $   (14,305) $  (511,063)
Cash and Temporary Cash
 Investments at
 Beginning of Period....      49,796     17,823      28,890       15,110       72,765      583,828
                          ----------  ---------  ----------  -----------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $   58,460  $  72,765  $   58,460  $    72,765  $    58,460  $    72,765
                          ==========  =========  ==========  ===========  ===========  ===========

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $147 million and $155 million for the three months ended September 30, 1997 and 1996, respectively, $446 million and $469 million for the nine months ended September 30, 1997 and 1996, respectively, and $597 million and $631 million for the twelve months ended September 30, 1997 and 1996, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1997 and 1996 was as follows:

                          THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                          ------------------- ----------------- -------------------
                            1997      1996      1997     1996     1997      1996
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $150,582  $152,120 $405,835 $422,844  $516,489  $558,377
   Income taxes (net of
    refunds)............  $  27,183 $  47,912 $ 82,684 $ 57,196 $ 264,408 $ 314,923
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $  24,760 $  90,861 $110,533 $253,347 $ 178,161 $ 254,909

  (2) RATE MATTERS. See Unicom's Note 2 of Notes to Financial Statements.

  (3) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At September 30, 1997, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--22,404,275 shares; $1.425 convertible preferred stock--65,912 shares; and prior preferred stock-- 850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  (4) COMMON STOCK. At September 30, 1997, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 67,230
      Conversion of warrants............................................. 25,641
                                                                          ------
                                                                          92,871
                                                                          ======

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  During the three months, nine months and twelve months ended September 30, 1997 and 1996, shares of common stock were issued as follows:

                                               NINE MONTHS
                            THREE MONTHS ENDED    ENDED     TWELVE MONTHS ENDED
                               SEPTEMBER 30    SEPTEMBER 30    SEPTEMBER 30
                            ------------------ ------------ -------------------
                              1997     1996    1997   1996    1997      1996
                            ------------------ ----- ------ --------- ---------
Conversion of $1.425 con-
 vertible preferred stock..    1,607    17,727 9,261 21,162    10,245    21,919
Conversion of warrants.....       39       820   351  1,219       490     1,276
                            -------- --------- ----- ------ --------- ---------
                               1,646    18,547 9,612 22,381    10,735    23,195
                            ======== ========= ===== ====== ========= =========

  At September 30, 1997 and December 31, 1996, 76,925 and 78,045 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

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

  (11) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 11 of Notes to Financial Statements.

  (12) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 12 of Notes to Financial Statements.

  (13) PENSION BENEFITS. See Unicom's Note 13 of Notes to Financial Statements.

  (14) POSTRETIREMENT BENEFITS. See Unicom's Note 14 of Notes to Financial Statements.

  (15) SEPARATION PLAN COSTS. See Unicom's Note 15 of Notes to Financial Statements.

  (16) INCOME TAXES. The components of the net deferred income tax liability at September 30, 1997 and December 31, 1996 were as follows:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs........................   $3,539,648    $3,507,916
 Overheads capitalized..............................      257,678       261,437
 Repair allowance...................................      220,074       228,426
 Regulatory assets recoverable through future rates.    1,621,034     1,649,037
Deferred income tax assets:
 Postretirement benefits............................     (300,387)     (269,153)
 Unbilled revenues..................................     (111,265)     (136,406)
 Alternative minimum tax............................          --        (80,159)
 Unamortized investment tax credits to be settled
  through future rates..............................     (414,964)     (430,297)
 Other regulatory liabilities to be settled through
  future rates......................................     (301,964)     (238,004)
 Other--net.........................................      (88,501)      (43,882)
                                                       ----------    ----------
Net deferred income tax liability...................   $4,421,353    $4,448,915
                                                       ==========    ==========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The $28 million decrease in the net deferred income tax liability from December 31, 1996 to September 30, 1997 is comprised of $49 million of deferred income tax expense and a $77 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months, nine months and twelve months ended September 30, 1997 and 1996 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------  ------------------  --------------------
                            1997       1996       1997      1996      1997       1996
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Electric operating in-
 come:
 Current income taxes...  $ 191,734  $ 136,265  $276,451  $278,446  $ 337,523  $ 294,651
 Deferred income taxes..     18,245     78,636    49,663   135,360     70,566    179,124
 Investment tax credits
  deferred--net.........     (7,570)   (12,011)  (23,364)  (26,343)   (30,399)   (33,518)
Other (income) and de-
 ductions...............     (1,973)     4,882    (4,092)     (156)   (11,322)    (1,972)
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $ 200,436  $ 207,772  $298,658  $387,307  $ 366,368  $ 438,285
                          =========  =========  ========  ========  =========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1997 and 1996:

                         THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                            SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                         --------------------  --------------------  --------------------
                           1997       1996       1997       1996       1997       1996
                         ---------  ---------  --------  ----------  --------  ----------
Pre-tax book income
 (thousands)............  $487,285   $560,919  $714,149  $1,015,793  $896,741  $1,143,173
Effective income tax
 rate...................      41.1%      37.0%     41.8%       38.1%     40.9%       38.3%

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 1997 and 1996 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------  ------------------  --------------------
                            1997       1996       1997      1996      1997       1996
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................   $170,550  $ 196,322  $249,952  $355,528  $ 313,859  $ 400,111
Equity component of
 AFUDC which was
 excluded from taxable
 income.................     (2,020)    (1,734)   (5,795)   (5,502)    (7,565)    (7,051)
Amortization of invest-
 ment tax credits.......     (7,570)   (12,011)  (23,364)  (26,343)   (30,399)   (33,518)
State income taxes, net
 of federal income tax-
 es.....................     25,285     26,850    39,736    50,973     47,145     58,433
Differences between book
 and tax accounting,
 primarily property-re-
 lated deductions.......     13,613     (3,418)   36,140     8,590     41,699      3,357
Other--net..............        578      1,763     1,989     4,061      1,629     16,953
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing opera-
 tions..................  $ 200,436  $ 207,772  $298,658  $387,307  $ 366,368  $ 438,285
                          =========  =========  ========  ========  =========  =========

  The effects of an income tax refund related to prior years increased net income by $26 million or $0.12 per common share for the three months, nine months and twelve months ended September 30, 1996.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--CONCLUDED
  (17) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1997 and 1996 were as follows:

                         THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                            SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                         ------------------- ----------------- -------------------
                           1997      1996      1997     1996     1997      1996
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  64,695 $  63,399 $176,105 $173,891 $ 229,275 $ 228,075
Illinois invested capi-
 tal....................    26,258    26,587   78,275   78,766   104,172   103,506
Municipal utility gross
 receipts...............    49,126    49,508  130,696  128,909   170,502   168,113
Real estate.............    37,091    40,824  109,653   94,602   145,037   137,528
Municipal compensation..    22,784    23,205   60,808   60,009    79,343    78,735
Other--net..............    18,013    18,621   59,280   63,448    69,531    76,406
                         --------- --------- -------- -------- --------- ---------
                         $ 217,967 $ 222,144 $614,817 $599,625 $ 797,860 $ 792,363
                         ========= ========= ======== ======== ========= =========

  ComEd's real estate taxes for the nine months and twelve months ended September 30, 1996 reflect a credit of $23 million which related to the year 1995.

  (18) LEASE OBLIGATIONS. See the first paragraph of Unicom's Note 18 of Notes to Financial Statements.

  Future minimum rental payments, net of executory costs, at September 30, 1997 for capital leases are estimated to aggregate $778 million, including $48 million in 1997, $215 million in 1998, $187 million in 1999, $123 million in 2000, $80 million in 2001 and $125 million in 2002-2005. The estimated interest component of such rental payments aggregates $107 million. The estimated portions of obligations due within one year under capital leases of $141 million and $174 million at September 30, 1997 and December 31, 1996, respectively, were included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at September 30, 1997 for operating leases are estimated to aggregate $170 million, including $5 million in 1997, $21 million in 1998, $19 million in 1999, $15 million in 2000, $13 million in 2001 and $97 million in 2002-2024.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  Since January 1, 1997, civil penalties were imposed on ComEd on 10 occasions for violations of NRC regulations in amounts aggregating $1,390,000. To ComEd's knowledge, there are 5 current enforcement issues outstanding and under review by the NRC.

  As described under "Part I, Item 3. Legal Proceedings" in Unicom and ComEd's Annual Report on Form 10-K for the year ended December 31, 1996, certain Ogle County taxing bodies appealed certain decisions which led to a lower property tax assessment for ComEd's Byron nuclear generating station. The Illinois Appellate Court affirmed the decisions; however, the Illinois Supreme Court accepted an appeal. Oral argument is scheduled for November 1997.

  In June and September 1997, the IDR issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax for the years 1988 through 1994, and 1995 through 1996, respectively. The aggregate liability for tax, penalties and interest asserted by the IDR is approximately $42 million. The Notices have been protested, and the matter is currently pending before the IDR's Office of Administrative Hearings.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1996 or in these Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1997, which could have such an effect.

  FORWARD LOOKING INFORMATION. Certain portions of these Quarterly Reports contain forward looking statements with respect to the consequences of future events, including estimates of costs associated with certain actions and outcomes. Unforeseen events or conditions may require changes in the factors affecting such estimates and the projected results thereof. Consequently, actual results could differ materially from the estimates presented. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS-- Construction Program" for additional information regarding certain caveats affecting forward looking statements. Forward looking information is contained in various sections of these reports, including, without limitation, (i) Note 1 of Notes to Financial Statements, under "Depreciation and Decommissioning" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," with respect to the estimated costs of decommissioning nuclear generating stations, (ii) "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Utility Operations-- Construction Program" and Note 1 of Notes to Financial Statements, under "Depreciation and Decommissioning," regarding ComEd's construction program budget and the early retirement of ComEd's Zion nuclear generating station,
(iii) Note 20 of Notes to Financial Statements, regarding cleanup costs associated with MGPs and other remediation sites, (iv) "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations--Operation and Maintenance Expenses," regarding ComEd's 1997 O&M expenses increase over 1996 and ComEd's expectation with respect to 1998 O&M expenses and (v) "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," regarding ComEd's 1997 unrecovered energy costs related to retail sales.

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

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated October 9, 1997 was filed by Unicom and ComEd to announce that James J. O'Connor, Chairman and Chief Executive Officer of Unicom and ComEd, intends to retire from the companies. Mr. O'Connor has stated that he intends to remain with the companies until their Boards of Directors elect his successor and for any transition that the Boards and his successor deem appropriate.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of November, 1997. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX

     Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended September 30, 1997;

EXHIBIT
NUMBER      DESCRIPTION OF EXHIBIT
-------     --------------------------------------------------------------------
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