Form 10-K
period 1997-12-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1998-03-31
CIK 918040, 22606

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

  (MARK
   ONE)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
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

    TITLE OF EACH CLASS                                 NAME OF EACH EXCHANGE
---------------------------                              ON WHICH REGISTERED
                                                      -------------------------
UNICOM CORPORATION
------------------
Common Stock, without par value                   New York, Chicago and Pacific

COMMONWEALTH EDISON COMPANY
---------------------------
(Listed on inside cover)

  INDICATE BY CHECK MARK WHETHER THE REGISTRANTS (1) HAVE FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS, AND (2) HAVE BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES  X  . No   .
   -----    ---
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

COMMONWEALTH EDISON COMPANY Securities Registered Pursuant to Section 12(b) of the Act:

                                                      NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                          ON WHICH REGISTERED
---------------------------------------            ---------------------------
First Mortgage Bonds:
 7 5/8% Series 25, due June 1, 2003           )
 8% Series 26, due October 15, 2003           )    New York
 8 1/8% Series 35, due January 15, 2007       )

Sinking Fund Debentures:
 3%, due April 1, 1999                        )
 2 7/8%, due April 1, 2001                    )    New York
 7 5/8% Series 1, due February 15, 2003       )
 2 3/4%, due April 1, 1999                         New York and Chicago

Cumulative Preference Stock, without par
  value:
    $1.90; $2.00; $7.24; $8.40; $8.38; and
       $8.40 Series B                              New York, Chicago and Pacific
    $2.425                                         New York

Company-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely the
 Company's 8.48% Subordinated Debt
 Securities                                         New York

THE ESTIMATED AGGREGATE MARKET VALUE OF UNICOM CORPORATION'S 216,683,743 shares of outstanding Common Stock, without par value, was approximately $6,948 million as of February 28, 1998. In excess of 99.9% of Unicom Corporation's voting stock was owned by non-affiliates as of that date.

THE ESTIMATED AGGREGATE MARKET VALUE OF COMMONWEALTH EDISON COMPANY'S outstanding $1.425 Convertible Preferred Stock, Cumulative Preference Stock and Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Company's Subordinated Debt Securities was approximately $1,107 million as of February 28, 1998. Unicom Corporation held in excess of 99.99% of the 214,231,528 shares of outstanding Common Stock, $12.50 par value, of Commonwealth Edison Company as of that date.

DOCUMENTS INCORPORATED BY REFERENCE:

  Portions of Unicom Corporation's Current Report on Form 8-K dated January 30, 1998 are incorporated by reference into Parts I, II and IV of the Unicom Corporation Annual Report on Form 10-K and portions of its definitive Proxy Statement to be filed prior to April 30, 1998, relating to its Annual Meeting of shareholders to be held on May 28, 1998, are incorporated by reference into
Part III of the Unicom Corporation Annual Report on Form 10-K.

  Portions of Commonwealth Edison Company's Current Report on Form 8-K dated January 30, 1998 are incorporated by reference into Parts I, II and IV of the Commonwealth Edison Company Annual Report on Form 10-K and portions of its definitive Information Statement to be filed prior to April 30, 1998, relating to its Annual Meeting of shareholders to be held on May 28, 1998, are incorporated by reference into Part III of the Commonwealth Edison Company Annual Report on Form 10-K.

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

  This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1997 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Definitions...............................................................   1
ANNUAL REPORT ON FORM 10-K FOR UNICOM CORPORATION:
Part I
  Item 1. Business........................................................   2
          General.........................................................   2
          Changes in the Electric Utility Industry........................   3
          Net Electric Generating Capability..............................   6
          Construction Program............................................   6
          Rate Matters....................................................   8
          Fuel Supply.....................................................   8
          Regulation......................................................  10
          Employees.......................................................  16
          Interconnections................................................  16
          Franchises......................................................  16
          Executive Officers of the Registrant............................  18
          Operating Statistics............................................  19
          Year 2000 Conversion............................................  20
          Market Risks....................................................  20
          Forward-Looking Information.....................................  20
  Item 2. Properties......................................................  20
  Item 3. Legal Proceedings...............................................  22
  Item 4. Submission of Matters to a Vote of Security Holders.............  23
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
          Matters.........................................................  23
  Item 6. Selected Financial Data.........................................  25
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations...........................................  25
  Item 8. Financial Statements and Supplementary Data.....................  25
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  25
Part III
  Item 10. Directors and Executive Officers of the Registrant.............  25
  Item 11. Executive Compensation.........................................  25
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management.....................................................  25
  Item 13. Certain Relationships and Related Transactions.................  25

                               UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                         TABLE OF CONTENTS (CONCLUDED)

                                                                            PAGE
                                                                            ----
ANNUAL REPORT ON FORM 10-K FOR COMMONWEALTH EDISON COMPANY:
Part I
  Item 1. Business........................................................   26
       Executive Officers of the Registrant...............................   26
  Item 2. Properties......................................................   28
  Item 3. Legal Proceedings...............................................   28
  Item 4. Submission of Matters to a Vote of Security Holders.............   28
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................   28
  Item 6. Selected Financial Data.........................................   28
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of
          Operations......................................................   28
  Item 8. Financial Statements and Supplementary Data.....................   28
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   28
Part III
  Item 10. Directors and Executive Officers of the Registrant.............   28
  Item 11. Executive Compensation.........................................   29
  Item 12. Security Ownership of Certain Beneficial Owners and Management.   29
  Item 13. Certain Relationships and Related Transactions.................   29
ANNUAL REPORTS ON FORM 10-K FOR UNICOM CORPORATION AND COMMONWEALTH EDISON
 COMPANY:
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
   K......................................................................   30
       (a) Financial Statements, Financial Statement Schedules and Exhib-
        its...............................................................   30
       (b) Reports on Form 8-K............................................   37
  Report of Independent Public Accountants on Supplemental Schedule to
   Unicom
   Corporation............................................................   38
  Report of Independent Public Accountants on Supplemental Schedule to
   Commonwealth Edison Company............................................   39
  Schedule II--Valuation and Qualifying Accounts..........................   40
  Signature Page to Unicom Corporation Annual Report on Form 10-K.........   41
  Signature Page to Commonwealth Edison Company Annual Report on Form 10-
   K......................................................................   42

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          TERM                                  MEANING
 ---------------------- -------------------------------------------------------
 1997 Act               The Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997
 BWR                    Boiling water reactor
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 CFC                    Chlorofluorocarbon
 CHA                    Chicago Housing Authority
 Clean Air Amendments   Clean Air Act Amendments of 1990
 ComEd                  Commonwealth Edison Company
 Congress               U.S. Congress
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 EMFs                   Electric and magnetic fields
 FAC                    Fuel adjustment clause
 FERC                   Federal Energy Regulatory Commission
 FERC Order             FERC Open Access Order No. 888 issued in April 1996
 IBEW                   International Brotherhood of Electrical Workers (AFL-
                         CIO)
 ICC                    Illinois Commerce Commission
 IDNS                   Illinois Department of Nuclear Safety
 IDR                    Illinois Department of Revenue
 Illinois EPA           Illinois Environmental Protection Agency
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 IPCB                   Illinois Pollution Control Board
 ISO                    Independent System Operator
 January 30, 1998       Unicom's Current Report on Form 8-K including auditor's
  Form 8-K Reports       opinion dated January 30, 1998 and ComEd's Current
                         Report on Form 8-K including auditor's opinion dated
                         January 30, 1998
 MAIN                   Mid-America Interconnected Network
 MGP                    Manufactured gas plant
 NERC                   North American Electric Reliability Council
 NPDES                  National Pollutant Discharge Elimination System
 NPL                    National Priorities List
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 Rate Order             ICC rate order issued in January 1995, as subsequently
                         modified
 SEC                    Securities and Exchange Commission
 S&P                    Standard & Poor's
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 UT Holdings            UT Holdings Inc., a Unicom subsidiary
 U.S. EPA               U.S. Environmental Protection Agency

               ANNUAL REPORT ON FORM 10-K FOR UNICOM CORPORATION

                                    PART I

ITEM 1. BUSINESS.

GENERAL

  Unicom was incorporated in January 1994. ComEd, a regulated electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary of Unicom and is engaged, through its subsidiaries, in energy service activities. Unicom's principal executive offices are located at 10 South Dearborn Street, Post Office Box A-3005, Chicago, Illinois 60690-3005, and its telephone number is 312/394-7399.

  ComEd represents substantially all of the assets, revenues and net income
(loss) of Unicom; and Unicom's resources and results of operations are largely dependent on, and reflect, those of ComEd. Consequently, the following discussion focuses on ComEd's utility operations although information is also provided about Unicom's unregulated operations.

 Utility Operations

  ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd was organized in the state of Illinois on October 17, 1913 as a result of the merger of Cosmopolitan Electric Company into the original corporation named Commonwealth Edison Company. The latter had been incorporated on September 17, 1907. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately 8 million as of December 31, 1997. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately 3 million from which ComEd derived approximately one-third of its ultimate consumer revenues in 1997. ComEd had 3.4 million electric customers at December 31, 1997. ComEd's principal executive offices are located at 10 South Dearborn Street, Post Office Box 767, Chicago, Illinois 60690-0767, and its telephone number is 312/394-4321.

 Unregulated Operations

  Unicom Enterprises is engaged, through subsidiaries, in energy service activities which are not subject to utility regulation by state or federal agencies. One of these subsidiaries, UT Holdings, provides district cooling, heating and related services to offices and other buildings in the central business district of the city of Chicago under a non-exclusive use agreement with the city of Chicago for an initial term expiring in 2014. District cooling involves, in essence, the production of chilled water at one or more central locations and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used by customers in lieu of self-generated cooling. As a result of the Clean Air Amendments, the manufacture of CFCs has been curtailed since January 1996, thereby creating a marketing opportunity for non-CFC based systems, such as UT Holdings' district cooling. UT Holdings is involved in energy projects in other cities, generally working with the local utilities in those cities.

  Unicom Energy Services, another subsidiary of Unicom Enterprises, is engaged in providing energy services including gas services, performance contracting, distributed energy and active energy management systems. In 1997, Unicom Energy Services entered into a joint venture with Sonat Marketing Company L.P. to market natural gas and related services to large gas purchasers within ComEd's service area in Northern Illinois and other Midwestern areas. As an entry into the distributed energy market, Unicom Energy Services also entered into an alliance with AlliedSignal Power Systems, Inc., a subsidiary of AlliedSignal Inc., to market, install and service an electric energy generator developed by AlliedSignal, known as a TurboGenerator, in a 12-state region and the province of Ontario, Canada. Unicom Energy Services entered into an exclusive national distributorship agreement with Engage Networks, Inc. to market active energy management software and related hardware and services.

CHANGES IN THE ELECTRIC UTILITY INDUSTRY

  Unicom and its predominant business, electric energy generation, transmission and distribution, are in a period of fundamental change in the manner in which customers obtain, and energy suppliers provide, energy services. These changes are attributable to changes in technology, the relaxation of regulatory barriers to utilities' respective service territories as well as to efforts to change the manner in which electric utilities are regulated. Federal law and regulations have been amended to provide for open transmission system access, and various states, including Illinois, are considering, or have adopted, new regulatory structures to allow access by some or all customers to energy suppliers in addition to the local utility.

  Electric Utility Industry. The electric utility industry has historically consisted of vertically integrated companies which combine generation, transmission and distribution assets; serve customers within relatively defined service territories; and operate under extensive regulation with respect to rates, operations and other matters. Utilities have operated under a regulatory compact with the state, with a statutory obligation to serve all of the electricity needs within their service territory in a nondiscriminatory manner. Historically, investment and operating decisions have been made based upon the utilities' respective assessment of the current and projected needs of their customers. In view of this obligation, regulation has focused on investment and operating costs, and rates have been based on a recovery of some or all of such prudently incurred costs plus a return on invested capital. Such rate regulation, and the ability of utilities to recover investment and other costs through rates, have provided the basis for recording certain costs as regulatory assets. These assets represent costs which are allocated over future periods reflecting related regulatory treatment, rather than expensed in the current period.

  The 1997 Act. On December 16, 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased-process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act, as it applies to ComEd, provides for, among other things, a 15% residential base rate reduction commencing on August 1, 1998, an additional 5% residential base rate reduction commencing on May 1, 2002, and customer access to other electric suppliers in a phased-in process. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. The 15% residential base rate reduction, commencing on August 1, 1998, is expected to reduce ComEd's operating revenues by approximately $160 million and $375 million in 1998 and 1999, respectively, compared to 1997 rate levels. ComEd is engaged in certain pricing experiments contemplated by the 1997 Act, which are expected to reduce ComEd's operating revenues by approximately $30 million and $60 million in 1998 and 1999, respectively, compared to 1997 rate levels, notwithstanding the effects of customer growth.

  The 1997 Act also provides for the collection of a CTC from customers who choose another electric service provider during a transition period that extends through 2006, and can be extended through 2008 with ICC approval if certain factors are met. The CTC will be established in accordance with a formula defined in the 1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor which represents the utility's opportunity to develop new revenue sources and achieve cost savings.

  Notwithstanding these rate reductions, and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, a portion of the excess earnings must be refunded to customers. A utility may request a rate increase during the rate freeze period when necessary to ensure the utility's financial viability, but not before January 1, 2000.

  Under the 1997 Act, utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select an alternative energy supplier can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based regulated rates. The 1997 Act also requires utilities to establish or join an ISO that will independently manage and control utility transmission systems. Additionally, the 1997 Act includes the option to eliminate the FAC, the leveling of certain regulatory requirements to permit operational flexibility, the leveling of certain regulatory and tax provisions as applied to various electric suppliers and a new more stringent liability standard applicable to ComEd in the event of a major outage.

  The 1997 Act also allows ComEd to unbundle a portion of its future revenues, including tariffed rates and CTC revenues, and issue securities backed by these revenues. The proceeds from such security issuances must generally be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that ComEd may issue is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period commencing on August 1, 1998.

  As a result of the 1997 Act, prices for the supply of electric generation are expected to transition from cost-based, regulated rates to rates determined by competitive market forces. The CTC allows ComEd to recover a portion of any of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps include cost control efforts and developing new sources of revenue.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry-- Accounting Effects Related to the 1997 Act" and Note 2 of Notes to Financial Statements in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, for the accounting effects related to the 1997 Act.

  Federal Regulation. The Federal Energy Policy Act of 1992, among other things, empowered the FERC to introduce a greater level of competition into the wholesale marketplace for electric energy. In April 1996, the FERC Order was issued requiring utilities to file open access tariffs with regard to their transmission systems. These tariffs set forth the terms, including prices, under which other parties and the utility's wholesale marketing function may use the utility's transmission system. ComEd has an approved open access tariff with the FERC. The FERC Order requires the separation of the transmission operations and wholesale marketing functions so as to ensure that unaffiliated third parties have access to the same information as to system availability and other requirements. The FERC Order further requires utilities to operate an electronic bulletin board to make transmission price and access data available to all potential users. A key feature of the FERC Order is that it contemplates full recovery of a utility's costs "stranded" by competition. These costs are "stranded" or "strandable" to the extent market-based rates would be insufficient to allow for their full recovery. To recover stranded costs, the utility must show that it had a reasonable expectation that it would continue to serve the customer in question under its regulatory compact. In addition, some governmental entities, such as cities, may elect to "municipalize" a utility's distribution facilities through condemnation proceedings. Such municipalities would then be able to purchase electric power on a wholesale basis and resell it to customers over the newly acquired facilities. The FERC Order provides for the recovery of a utility's investment stranded by municipalization.

  ComEd's Response to Regulatory Changes. ComEd is responding, and is undertaking significant strategic planning efforts to respond further, to the developments within the utility industry and the 1997 Act and its potential for strandable investment. During the past several years, such efforts have focused on cost reductions, including personnel reductions, efficiencies in purchasing and inventory management, and an incentive compensation system keyed to cost control and improvement in shareholder value. Notwithstanding these efforts, ComEd's costs remain high in comparison to its neighboring utilities. Although ComEd's operating results and financial condition have historically been affected by various rate proceedings, ComEd expects that the changes in the national and Illinois electric energy marketplace, and ComEd's activities anticipating or responding to them, will directly impact its operating results and financial condition over the next several years.

  ComEd anticipates that the 1997 Act, and the resultant increasing competition to supply energy in Illinois and elsewhere, will have significant effects upon its revenues and assets as it takes steps to adjust its operations and services to meet the changing market for electric energy. Both Unicom and ComEd have been examining methods of positioning themselves and their affiliates to deal with those effects and to address the developing opportunities and challenges. ComEd has been engaged in a broad-based examination of its assets and operations, particularly nuclear and fossil generation and generation-related (i.e., fuel and inventory) assets, with a view toward rationalizing their investment and operating costs against their ability to contribute to the revenues of ComEd under various market scenarios. Such an assessment involves the consideration of numerous factors, including revenue contribution, operating costs, impacts on ComEd's service obligations, purchase commitments and the impact of various options. Such options include continued operation with accelerated depreciation, indefinite suspension from operation, sale to a third party and retirement or closure. As discussed below, ComEd recently ceased nuclear generation operations and retired facilities at its Zion Station. If ComEd retired or closed one or more additional generating plants, particularly a nuclear plant, such retirement would have a material impact on Unicom and ComEd's financial position and results of operations. See "General--Unregulated Operations" above regarding Unicom Energy Services' energy services activities.

  On January 14, 1998, the Boards of Directors of Unicom and ComEd authorized the permanent cessation of nuclear generation operations and retirement of facilities at ComEd's 2,080 megawatt Zion nuclear generating station. Such retirement resulted in a charge for 1997 of $523 million (after-tax) or $2.42 per common share. The decision to close Zion Station was a result of an ongoing analysis, which ComEd performed regarding the economic value of its generating assets in light of the expected changes in the manner in which electric energy is marketed and sold. The passage of the 1997 Act provided a clearer basis for evaluating the costs and benefits of alternative courses of action. In reaching the decision to cease nuclear generation operations at Zion Station, the Boards also considered the significant uncertainty associated with continued operation of the station due to the degradation of the steam generators, and the expected operating costs associated with continued station operation.

  Notwithstanding the closure of Zion Station as a nuclear generating facility, a portion of the station will continue to be used to provide voltage support in the transmission system that serves ComEd's northern region. Such support will require capital expenditures at the station as well as upgrades to the transmission system at various points, in order to improve the ability to import and transport power through the system. See Note 5 of Notes to Financial Statements in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, for additional information.

  In April 1996, ComEd announced that it had finalized agreements to sell two of its coal-fired generating stations, representing 1,598 megawatts of generating capacity, and to enter into exclusive 15-year purchased power agreements for the output of the stations. The sale of State Line Station was completed in December 1997 and the sale of Kincaid Station was completed in February 1998. The net proceeds of the sales, after income tax effects and closing costs, were approximately $190 million. The proceeds will be used to retire or redeem existing debt.

  ComEd joined with eight Midwestern utilities to form a regional Midwest ISO in January 1998. The Midwest ISO is a key element in accommodating the restructuring of the electric industry and will promote enhanced reliability of the transmission system, equal access to the transmission system and increased competition. The Midwest ISO will establish an independent body that will ultimately direct the management of the transmission system for the utilities involved. ComEd will retain ownership of its transmission lines. The formation of the Midwest ISO is subject to FERC approval.

NET ELECTRIC GENERATING CAPABILITY

  As described under "Item 2. Properties," ComEd considers its non-summer net generating capability to be 20,736,000 kilowatts (including the recently sold Kincaid and State Line generating stations, whose capability is committed to ComEd pursuant to exclusive 15-year purchase power agreements, and after giving effect to the closure of Zion Station and certain plant re-ratings). After deducting summer limitations of 538,000 kilowatts, ComEd considers its net summer generating capability to be 20,198,000 kilowatts. The net generating capability available for operation at any time may be less due to regulatory restrictions, fuel restrictions, efficiency of cooling facilities and generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities. See "Regulation--Nuclear" below for information concerning outages at certain of ComEd's nuclear generating stations.

  ComEd's highest peak load experienced to date occurred on August 14, 1995 and was 19,212,000 kilowatts; and the highest peak load experienced to date during a winter season occurred on January 18, 1994 and was 14,179,000 kilowatts. ComEd's kilowatthour sales and generation are generally higher, primarily during the summer periods but also during the winter periods, when temperature extremes create demand for either summer cooling or winter heating.

CONSTRUCTION PROGRAM

 Utility Operations

  ComEd has a construction program for the year 1998, which consists principally of improvements to its existing nuclear and other electric production, transmission and distribution facilities. It does not include funds to add new generating capacity to ComEd's system. The program, as currently approved by ComEd, includes the following estimated expenditures (excluding nuclear fuel expenditures of approximately $160 million).

                                                              1998
                                                              ----
                                                                 (MILLIONS
                                                                OF DOLLARS)
   Production................................................ $425
   Transmission and Distribution.............................  415
   General...................................................   90
                                                              ----
                                                              $930
                                                              ----
                                                              ----

  Such estimated expenditures include $130 million toward the replacement of the steam generators at ComEd's Braidwood Unit 1 and Byron Unit 1 nuclear generating units by year-end 1998. The total replacement cost is estimated to be $455 million, of which approximately $295 million has been incurred through December 31, 1997 and $30 million will be incurred in 1999.

  ComEd and the Indiana Company's construction expenditures during 1997 were $970 million.

  ComEd's gross investment in nuclear generating capacity (excluding nuclear fuel) is $13.4 billion at December 31, 1997 (after reflecting the closure of Zion Station), and ComEd expects that investment to be approximately $13.9 billion by the end of 1998 as a result of improvements. Gross additions to and retirements from utility property, excluding nuclear fuel, of ComEd and the Indiana Company for the five years ended December 31, 1997 were $4,352 million and $1,686 million, respectively (after reflecting the closure of Zion Station and the sale of State Line Station).

  ComEd periodically reviews its projection of probable future demand for electricity in its service territory. It currently projects average annual growth of 1.75% in annual peak load and 1.5% in total annual electricity requirements, excluding sales to other utilities. ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity, equivalent purchased power or the development of additional demand-side management resources, in 1998 and each year thereafter. However, ComEd believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases, could be obtained in sufficient quantities to meet such forecasted needs.

  The 1998 construction program includes approximately $2 million for environmental control facilities. Expenditures on such facilities were $18 million in 1997 and $16 million for each of the years 1996 and 1995.

  Purchase commitments for ComEd, principally related to construction and nuclear fuel, approximated $286 million at December 31, 1997. In addition, ComEd's estimated commitments for the purchase of coal are as follows:

        CONTRACT                                          PERIOD   COMMITMENT(1)
        --------                                         --------- -------------
      Black Butte Coal Co............................... 1998-2000    $  679
      Decker Coal Co. .................................. 1998-2014       427
      Other commitments ................................ 1998             25
                                                                      ------
                                                                      $1,131
                                                                      ======

     --------
     (1) In millions of dollars, excluding transportation costs. No estimate of future costescalation has been made.

  For additional information concerning these coal contracts and ComEd's fuel supply, see "Fuel Supply" below and Notes 1 and 23 of Notes to Financial Statements in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations" subcaption "Liquidity and Capital Resources--Utility Operations--Capital Resources" in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, for information regarding the capital resources of ComEd.

 Unregulated Operations

  Unicom has approved capital expenditures for 1998 of approximately $92 million for UT Holdings, primarily related to an expansion of two of its four Chicago district cooling facilities, the related distribution piping and plants in other cities. As of December 31, 1997, UT Holdings' purchase commitments, principally related to construction, were approximately $11 million and Unicom Energy Services' purchase commitments were approximately $8 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire in November 1999, of which $40 million was unused as of December 31, 1997. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 13 of Notes to Financial Statements in Unicom's January 30, 1998 Form 8-K Report, which is incorporated herein by reference, for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

RATE MATTERS

  In January 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for an increase in ComEd's total revenues of approximately $302 million (excluding add-on revenue taxes) on an annual basis. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. As a result of a May 30, 1997 decision of the Illinois Appellate Court, the Rate Order has been remanded to the ICC for the purpose of providing further analysis on two issues: (i) the manner in which certain costs are recovered and which customers should pay those costs, and (ii) the proper rate of return on common equity for ComEd. ComEd believes that the ICC can satisfy the Appellate Court's remand directions on the basis of the existing record from the ICC proceedings which led to the Rate Order. An ICC Hearing Examiner issued a proposed order in January 1998 which, if adopted by the ICC, would uphold the Rate Order and the associated $302 million revenue increase on an annual basis. A decision is expected early in the second quarter of 1998. See Note 4 of Notes to Financial Statements in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, for additional information.

  See "Changes in the Electric Utility Industry--The 1997 Act" above for information regarding the 1997 Act.

FUEL SUPPLY

  The kilowatthour generation of ComEd and the Indiana Company for 1997 was provided from the following fuel sources: nuclear 57%, coal 39% and natural gas 4%. The lower nuclear generation as a percentage of total generation for 1997, as compared to recent prior years, is primarily due to outages at certain of ComEd's nuclear generating stations. See "Regulation--Nuclear" below for information regarding outages at certain of ComEd's nuclear generating stations.

 Nuclear Fuel

  ComEd has uranium concentrate inventory and supply contracts sufficient to meet all of its uranium concentrate requirements through 1999 and portions of its uranium concentrate requirements for periods beyond 1999. ComEd's contracted conversion services are sufficient to meet all of its uranium conversion requirements through 1998 and portions of 1999. All of ComEd's enrichment requirements have been contracted through 2003 and portions of its enrichment requirements for periods beyond 2003. Commitments for fuel fabrication have been obtained for ComEd's nuclear units at least through 2005. ComEd does not anticipate that it will have any difficulty in negotiating contracts for uranium concentrates, conversion, enrichment and fuel fabrication services for its remaining requirements.

  Under the Energy Policy Act of 1992, investor-owned electric utilities that have purchased enrichment services from the DOE are being assessed amounts to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. ComEd's portion of such assessments is estimated to be approximately $16 million per year (to be adjusted annually for inflation) to 2007. The Act provides that such assessments are to be treated as a cost of fuel. See Note 1 of Notes to Financial Statements under "Nuclear Fuel" in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, for information related to the accounting for such costs.

  See "Regulation--Nuclear" below for information concerning the disposal of radioactive waste.

 Coal

  ComEd burns low sulfur western coal at all of its coal-fired stations. ComEd's present policy is to maintain a coal inventory of 30 to 45 days of high utilization. As of February 28, 1998, coal inventories approximated 45 days. The average cost per ton of coal consumed by ComEd and the Indiana Company for the years 1997, 1996 and 1995, including transportation charges, was $38.47, $41.16 and $41.72, respectively.

  Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. In addition, as of December 31, 1997, ComEd had coal reserves of $282 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments, see "Construction Program--Utility Operations" above. For additional information regarding coal reserves, see Note 1 of Notes to Financial Statements in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference.

 Oil and Gas

  ComEd's fast-start peaking units use middle distillate oils. Approximately half of this capacity can also be fueled with natural gas. ComEd's 2,698,000 kilowatt Collins Station is fueled with natural gas and residual oil. ComEd purchases oil and gas in the spot market as needed. The conversion of four of the five units at Collins Station to dual fuel capability (residual oil and natural gas) was completed during 1994 and 1996 and conversion of the fifth unit was completed in 1997. ComEd has a contract for the delivery and storage of natural gas from gas pipelines to Collins Station, which expires in 2003.

 Fuel Adjustment Clause

  The FAC provided for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd had recorded under or overrecoveries of allowable fuel and energy costs which, under the FAC, were recoverable or refundable in subsequent months. Pursuant to an option contained in the 1997 Act, ComEd filed a tariff on December 16, 1997 to eliminate its FAC as of January 1, 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry-- Accounting Effects Related to the 1997 Act" in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, for additional information regarding the effects of eliminating the FAC. Also see "Regulation--Nuclear" below concerning FAC reconcililation proceedings for the years 1994 and 1996.

REGULATION

  ComEd and the Indiana Company are subject to state and federal regulation in the conduct of their respective businesses, including the operations of Cotter. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. Particularly in the cases of nuclear operations and environmental matters, such regulation can and does affect operational and capital expenditures. ComEd is subject to regulation by the ICC as to rates and charges, issuance of most of its securities, service and facilities, classification of accounts, transactions with affiliated interests, as defined in the Illinois Public Utilities Act, and other matters. In addition, the ICC in certain of its rate orders has exercised jurisdiction over ComEd's environmental control program. See "Changes in the Electric Utility Industry--The 1997 Act" above for information regarding the 1997 Act.

  ComEd is subject to the jurisdiction of the FERC with respect to the issuance of certain of its securities. ComEd is also subject to the jurisdiction of the FERC and the DOE under the Federal Power Act with respect to certain other matters, including the sale for resale of electric energy and the transmission of electric energy in interstate commerce, and to the jurisdiction of the DOE with respect to the disposal of spent nuclear fuel and other radioactive wastes. See "Changes in the Electric Utility Industry-- Federal Regulation" above for information regarding the FERC Order and the Federal Energy Policy Act of 1992.

  Unicom is a public utility holding company, as defined by the Public Utility Holding Company Act of 1935, because of its majority ownership of ComEd's common stock, and ComEd is a public utility holding company as defined in such Act because of its ownership of the Indiana Company. However, both Unicom and ComEd are exempt from most provisions of such Act.

  The Indiana Company, an "affiliated interest" of ComEd within the meaning of the Illinois Public Utilities Act, is subject to regulation by the Indiana Utility Regulatory Commission and to the jurisdiction of the FERC, the DOE and federal and state of Indiana pollution control and other agencies.

 Nuclear

  Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations. That contract provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. Extended delays in spent nuclear fuel acceptance by the DOE would lead to ComEd's consideration of costly storage alternatives. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of approximately $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. As provided for under the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. ComEd has primary responsibility for the interim storage of its spent nuclear fuel. Dresden Station has spent fuel capacity through the year 2001, Zion Station has capacity for all its spent fuel, Quad Cities Station has spent fuel capacity through 2006 and all of the other stations have spent fuel capacity through at least 2008. ComEd is developing on site dry cask spent fuel storage for Dresden Unit 1, which is expected to be funded by the external decommissioning trusts. See "Depreciation and Decommissioning" under Note 1 of Notes to Financial

Statements in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, for information regarding the external decommissioning trusts. The Dresden Unit 1 dry storage canisters will meet the federal requirements for both storage and transportation of spent nuclear fuel. The storage canisters could be used by 1999. Meeting spent fuel storage requirements beyond the years stated above could require new and separate storage facilities.

  The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for low-level radioactive waste and restrict use of such facilities to waste generated within the region. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress as required by the Waste Policy Act. Neither Illinois nor Kentucky currently has an operational site, and none is currently expected to be operational until after the year 2011. ComEd has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste and has been shipping such waste to a low-level radioactive waste site in Barnwell, South Carolina. ComEd anticipates the possibility of continuing difficulties in disposing of low-level radioactive waste. ComEd continues to evaluate its options relating to the disposal of low-level radioactive waste.

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

  Nuclear operations have been, and remain, an important focus of ComEd--given the impact of such operations on overall O&M expenditures and the ability of nuclear power plants to produce electric energy at a relatively low marginal cost. ComEd operates a large number of nuclear plants, ranging from the older Dresden and Quad Cities Stations to the more recently completed LaSalle, Byron and Braidwood Stations, and is intent upon safe, reliable and efficient operation. These plants were constructed over a period of time in which technology, construction procedures and regulatory initiatives and oversight have evolved, with the result that older plants generally require greater attention and resources to meet regulatory requirements and expectations, as well as to maintain operational reliability. As discussed in "Changes in the Electric Utility Industry--ComEd's Response to Regulatory Changes" above, ComEd has ceased nuclear generation operations at its Zion Station.

  ComEd's Dresden, Zion and LaSalle nuclear generating stations are currently on the NRC's list of plants that require increased regulatory scrutiny by the NRC. Dresden Station has been on the list since 1992 and LaSalle and Zion Stations were added in January 1997. On January 21, 1998, the NRC stated in a public meeting that although Dresden Station has demonstrated sustained improved performance that would warrant removal from the list, continued evidence of cyclical and inconsistent performance at ComEd's other nuclear generating stations indicated removal of Dresden Station from the list would not be appropriate at that time. The NRC also acknowledged improvements at LaSalle Station but concluded that a substantial amount of work remains and the plant should remain on the list. The NRC also stated that, based on a determination made prior to the announcement of the cessation of power operations at the station, Zion should remain on the list. The listing of the plants does not prevent ComEd from operating the generating units; however, it does mean that the NRC will devote additional resources to monitoring ComEd's operating performance and that ComEd will need to work to demonstrate to the NRC the sustainability of improvements which it believes it has undertaken and is continuing to implement. Also at the meeting, the NRC noted a declining performance trend at Quad Cities Station. In a meeting on March 3, 1998, the NRC stated that weaknesses were observed with respect to certain operations, maintenance and engineering activities at Quad Cities Station. The NRC has indicated that it is monitoring ComEd's ability to manage its nuclear operations in their entirety and that the performance at any one facility will be viewed by the NRC in context with the performance of ComEd's nuclear generating group as a whole.

  In January 1997, the NRC took the unusual step of requiring ComEd to submit information to allow the NRC to determine what actions, if any, should be taken to assure that ComEd can safely operate its six nuclear generating stations (prior to the permanent cessation of nuclear generation operations at Zion Station) while sustaining performance improvement at each site. The request also required ComEd to submit information regarding the criteria that it has established, or planned to establish, to measure performance and to explain ComEd's proposed actions if the criteria were not met. The request stated the NRC staff's concerns with the "cyclical safety performance of ComEd nuclear stations," noting the presence on the list of plants that require increased regulatory scrutiny by the NRC of Dresden, LaSalle and Zion Stations at various times during the past 10 years. It also noted concerns regarding "ComEd's ability to establish lasting and effective programs that result in sustained performance improvement." The problems identified by the NRC are consistent with weaknesses that had been identified in station self-assessments initiated by ComEd, and management had already undertaken to develop and implement programs designed to address these issues. ComEd submitted a response to the NRC on March 28, 1997 and the NRC indicated in an April 25, 1997 public meeting with representatives of ComEd management that ComEd's response was generally adequate to demonstrate ComEd's ability to operate its nuclear generating stations while sustaining performance improvements. In a November 4, 1997 meeting with the NRC staff, the NRC indicated that it believes ComEd's nuclear performance has shown improvement, but that it is too early to conclude that lasting improvement has been achieved. The NRC noted, as an exception to ComEd's general improving and sustained performance in its nuclear operations, concerns regarding ComEd's engineering efforts to resolve longstanding fire protection issues at the Quad Cities Station. The NRC and representatives of ComEd's management have met and will continue to meet periodically in the future, to follow-up on these matters.

  INPO, a nuclear power industry funded organization, also has been critical of ComEd's nuclear operations and the progress made by ComEd at correcting problems INPO previously identified. In the past, INPO has raised concerns with respect to management and performance of ComEd's nuclear operations, including accountability and the effectiveness of efforts aimed at engaging the workforce in the improvement process. ComEd continues to address INPO's concerns.

  ComEd has devoted, and intends to continue to devote, significant resources to the management and operations of its nuclear generating stations. Over the past several years, it has increased and reinforced management with managers drawn from other utilities which have resolved similar operational and performance issues, including the appointment of a new Chief Nuclear Officer in late 1997. It also has sought to identify, anticipate and address operating and performance issues in a safe, cost-effective manner, while seeking to improve the availability and capacity factors of its nuclear generating units.

  ComEd's activities, with respect to its nuclear generating stations, have included improvements in operating and personnel procedures and repair and replacement of equipment and can result in longer unit outages. LaSalle Units 1 and 2 and Quad Cities Units 1 and 2 are currently not operating. It currently is expected that LaSalle Unit 1 will restart by the end of the third quarter of 1998 and LaSalle Unit 2 is expected to restart by the end of the first quarter of 1999. Both units at Quad Cities Station are expected to return to service by approximately the end of the second quarter of 1998. In each case the restart of these units requires the resolution of issues with the NRC.

  The LaSalle Station outage and an outage at Zion Station were part of several outages of nuclear and fossil generating stations that several utilities operating in the Midwestern power grid (including ComEd) were expecting and experienced during 1997. Although ComEd met its customers' electricity demands, the expectation of the NERC, prior to the beginning of the summer, had been that there could have been electric energy shortages during summer peak demand periods due to generating station outages in the Midwestern power grid and transmission limitations on delivering power from neighboring systems. In response to these regional circumstances and expectations, ComEd increased the availability of its remaining nuclear and fossil generating capacity, reinforced transmission capacity, negotiated the purchase of power and related transmission service from third parties, and worked with a number of customers to manage the use and demand for power. ComEd is evaluating and the NERC will be analyzing electric reliability and the potential for electric energy shortages for the summer of 1998 in light of the potential for continued outages of nuclear plants operated by ComEd and other utilities in the Midwestern power grid.

  Generating station availability and performance during a year may be issues in fuel reconciliation proceedings in assessing the prudence of fuel and purchased power costs during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994 and for the year 1995. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance. In March 1998, the ICC Staff also filed testimony in the fuel reconciliation proceeding for 1994 proposing a refund of $36 million. The 1997 Act provides that the fuel reconciliation proceedings for 1994 and 1996 must be concluded by the end of 1998. If refunds are required in these proceedings, the refunds could have a material adverse effect on results of operations. The 1997 Act also provides that, because ComEd eliminated its FAC effective January 1, 1997, the ICC shall not conduct a fuel reconciliation proceeding for the year 1997 or any subsequent years. See "Changes in the Electric Utility Industry" and "Fuel Supply--Fuel Adjustment Clause" above for information regarding the elimination of ComEd's FAC.

  ComEd has completed replacement of the steam generators at Byron Unit 1 and is replacing the steam generators at Braidwood Unit 1. See "Construction Program--Utility Operations" above for additional information.

  Based on ComEd's most recent study approved by the ICC, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $4.4 billion in current-year (1998) dollars, including a contingency allowance. ComEd estimates it will expend approximately $11.6 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2032. Such costs are expected to be funded by external decommissioning trusts which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste, and inflation. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, for additional information regarding decommissioning costs.

  During the year 1997, civil penalties were imposed on ComEd on ten occasions for violations of NRC regulations in amounts aggregating $1,390,000. Since January 1, 1998, civil penalties were imposed on ComEd on three occasions for violations of NRC regulations in amounts aggregating $495,000. To ComEd's knowledge, there are two current enforcement issues outstanding and under review by the NRC.

  The IDNS has jurisdiction over certain activities in Illinois relating to nuclear power and safety, and radioactive materials. Effective June 1, 1987, the IDNS replaced the NRC as the regulator and licensor of certain source, by-product and special nuclear material in quantities not sufficient to form a critical mass, including such material contained in various measuring devices used at fossil-fuel power plants. The IDNS does not regulate ComEd's nuclear generating stations. The IDNS has promulgated regulations which are substantially similar to the corresponding federal regulations. The IDNS also has authority to license a low-level radioactive waste disposal facility and to regulate alternative methods for disposing of materials which contain only trace amounts of radioactivity.

  The uranium mining and milling operations of Cotter are subject to regulation by the state of Colorado and the NRC.

 Environmental

  ComEd is subject to regulation regarding environmental matters by the United States and by the states of Illinois, Iowa and, in the case of Cotter, Colorado, and by local jurisdictions where ComEd operates its facilities. The IPCB has jurisdiction over environmental control in the state of Illinois, which includes authority to regulate air, water and noise emissions and solid waste disposal, together with the Illinois EPA, which enforces regulations of the IPCB and issues permits in connection with environmental control. The U.S. EPA administers certain federal statutes relating to such matters. The IPCB has published a proposed rule under which it would have the power to regulate radioactive air pollutants under the Illinois Environmental Protection Act and the Federal Clean Air Act Amendments of 1977.

  Air quality regulations, promulgated by the IPCB in accordance with federal standards, impose restrictions on the emission of particulates, sulfur dioxide, nitrogen oxides and other air pollutants and require permits from the respective state and local environmental protection agencies for the operation of emission sources. Permits authorizing operation of ComEd's fossil fuel generating facilities subject to this requirement have been obtained and, where such permits are due to expire, ComEd has, in a timely manner, filed applications for renewal or requested extensions of the existing permits.

  Under the Federal Clean Water Act, NPDES permits for discharges into waterways are required to be obtained from the U.S. EPA or from the state environmental agency to which the permit program has been delegated. Those permits must be renewed periodically. ComEd either has NPDES permits for all of its generating stations or has pending applications for such permits under the current delegation of the program to the Illinois EPA. ComEd is also subject to the jurisdiction of certain pollution control agencies of the state of Iowa with respect to the discharge into the Mississippi River from Quad Cities Station.

  The Clean Air Amendments require reductions in nitrogen oxide emissions from ComEd's fossil fuel generating units. In January 1996, the U.S. EPA issued a final rule exempting existing sources inside the Chicago ozone non-attainment area from further nitrogen oxide emission reductions; however, this exemption is limited pending the finalization of the U.S. EPA Clean Air Act, Section
110. The U.S. EPA issued a proposed rule in late 1997 which would mandate reductions in nitrogen oxide emissions to address ozone transport problems in much of the eastern United States. In its current form, the proposed rule would require electric utility sources in a 22-state region to meet a nitrogen oxide emission limitation of 0.15 lbs/MBtu. Under the Acid Rain program, the U.S. EPA prepared nitrogen oxide emission regulations that apply to all of ComEd's boilers with a compliance date of January 1, 2000. These regulations include limits for cyclone and tangentially fired boilers of 0.86 and 0.40 lbs/mm Btu, respectively.

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

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1998) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, as of December 31, 1997 and 1996, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1997 and 1996, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites, pursuant to CERCLA and state environmental laws, will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  The outcome of many of the regulatory proceedings referred to above, if not favorable, could have a material adverse effect on Unicom and ComEd's future business and operating results.

  An unresolved issue is whether exposure to EMFs may result in adverse health effects or damage to the environment. EMFs are produced by virtually all devices carrying or utilizing electricity, including transmission and distribution lines, as well as home appliances. If regulations are adopted related to EMFs, they could affect the construction and operation of electrical equipment, including transmission and distribution lines and the cost of such equipment. ComEd cannot predict the effect on the cost of such equipment or operations if new regulations related to EMFs are adopted. In the absence of such regulations, EMFs have nonetheless become an issue in siting facilities and in other land use contexts. Litigation has been filed in a variety of locations against a variety of defendants, including ComEd, alleging that the presence or use of electrical equipment has had an adverse effect on the health of persons or has caused a diminution in property values of land adjacent to these facilities. If plaintiffs are successful in litigation of this type and it becomes widespread, the impact on ComEd and on the electric utility industry is not predictable, but could be severe.

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in these Annual Reports on Form 10-K, which could have such an effect.

  See "Item 3. Legal Proceedings" regarding Cotter.

EMPLOYEES

  Unicom and its subsidiary companies had approximately 16,704 employees as of December 31, 1997. ComEd had approximately 16,663 employees as of December 31, 1997 of which approximately 9,140 ComEd employees were represented by IBEW Local 15.

  A new Collective Bargaining Agreement with Local 15 became effective August 25, 1997, and provides, among other things, for a term expiring on March 31, 2001. A previously negotiated general wage increase of 1.5% was effective April 1, 1997, for all employees covered by the Collective Bargaining Agreement. Additionally, a general wage increase of 1.5% was effective October 13, 1997, and was applied on a retroactive basis to March 31, 1997. For each of the remaining three years, a 3% general wage increase will be granted to employees covered by the Collective Bargaining Agreement, effective the beginning of the pay period that includes April 1st of each such year.

  The supplemental agreements covering life insurance, savings and investment plan, and health care plans are effective through March 31, 2001. The supplemental agreement covering pension benefits is effective through September 30, 1999.

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

  ComEd and 14 other Midwest power systems are regular members of MAIN, which also includes 23 associate members and 5 affiliate members. The members have entered into an agreement to work together to ensure the reliability of electric power production and transmission throughout the area they serve.

  ComEd joined with eight Midwestern utilities to form a regional Midwest ISO in January 1998. See "Changes in the Electric Utility Industry--ComEd's Response to Regulatory Changes" for additional information.

FRANCHISES

  ComEd's franchises are, in general, deemed adequate to permit it to engage in the business it now conducts.

  In the city of Chicago, ComEd operates under a nonexclusive electric franchise ordinance, effective January 1, 1992, and continuing in force until December 31, 2020. ComEd derives approximately one-third of its ultimate consumer revenues from customers located within the city of Chicago. See "Item 3. Legal Proceedings" regarding an arbitration proceeding initiated by the City of Chicago under its franchise agreement with ComEd.

  The electric business outside of the city of Chicago is conducted in municipalities under nonexclusive franchises and, where required, under certificates of convenience and necessity granted by the ICC. The following tabulation summarizes, as of December 31, 1997, the expiration dates of the electric franchises held in the 396 municipalities outside of the city of Chicago capable of granting franchises and in which ComEd currently provides electric service.

                                                                      ESTIMATED
                                                         NUMBER OF    AGGREGATE
FRANCHISE EXPIRATION PERIODS                           MUNICIPALITIES POPULATION
----------------------------                           -------------- ----------
1998-2006.............................................        3          89,000
2007-2017.............................................       10          95,000
2018-2028.............................................        3           4,000
2029-2039.............................................        1               *
2040 and subsequent years.............................      376       4,127,000
No stated time limit..................................        3          61,000

--------
*Less than 1,000 people.

EXECUTIVE OFFICERS OF THE REGISTRANT

  The effective year of election of the officers to their present positions and the prior positions they have held with Unicom or other companies, since January 1, 1993, are described below.

   NAME AND AGE                             POSITION
   -------------  -------------------------------------------------------------
   *John W.       Chairman, President and Chief Executive Officer of Unicom and
    Rowe, 52       ComEd since March 1998; previously President and Chief Exec-
                   utive Officer of New England Electric System.
   *Oliver D.     Executive Vice President and President and Chief Nuclear Of-
    Kingsley,      ficer--Nuclear Generation Group of ComEd since October 1997;
    Jr., 55        previously Chief Nuclear Officer at the Tennessee Valley Au-
                   thority.
   *Robert J.     Executive Vice President of ComEd since January 1997 and
    Manning, 55    President--Fossil Generation Group of ComEd since October
                   1997; previously Senior Vice President of ComEd.
   *John C.       Senior Vice President and Chief Financial Officer of Unicom
    Bukovski, 55   and ComEd since October 1997; previously Vice President and
                   Chief Financial Officer of Unicom and ComEd.
   *Paul D.       Senior Vice President of ComEd since October 1997; previously
    McCoy, 47      Vice President of ComEd.
   Donald A.      Senior Vice President of Unicom since 1995; President and
    Petkus, 56     Chief Executive Officer of UT Holdings since 1997 and Unicom
                   Thermal Technologies Inc. since 1995, and Senior Vice Presi-
                   dent of ComEd.
   *S. Gary       Senior Vice President of Unicom and ComEd since October 1997;
    Snodgrass,     Vice President of Unicom and ComEd, September 1997 to Octo-
    46             ber 1997; previously Vice President of USG Corporation.
   *Pamela B.     Senior Vice President and General Counsel of Unicom and ComEd
    Strobel, 45    since October 1997; previously Vice President and General
                   Counsel of ComEd.
   *Michael J.    Senior Vice President of ComEd since 1993; previously Vice
    Wallace, 50    President of ComEd.
   John T.        Vice President of Unicom and ComEd since 1996; previously
    Costello, 49   Manager of Corporate Relations of ComEd, 1995 to 1996 and
                   Manager of Public Affairs of ComEd.
   *William H.    Vice President of ComEd.
    Downey, 53
   Ruth Ann M.    Vice President and Treasurer of Unicom and ComEd since Sep-
    Gillis, 43     tember 1997; previously Vice President, Chief Financial Of-
                   ficer and Treasurer of the University of Chicago Hospitals and Health System from 1996 to 1997 and Senior Vice Presi-
                   dent and Chief Financial Officer of American National Bank and Trust Company.
   Thomas J.      Vice President of Unicom and ComEd since 1996; previously
    McCaffrey,     Vice President of Mercer Management Consulting, 1995 to 1996
    53             and Corporate Senior Vice President of First Chicago Corpo-
                   ration.
   *Robert E.     Comptroller of Unicom and ComEd since July 1997; previously
    Berdelle, 42   held various financial reporting and analysis positions
                   within ComEd.
   David A.       Secretary of Unicom and ComEd since 1994 and 1989, respec-
    Scholz, 56     tively.

  --------
*  Executive Officers for Section 16 reporting purposes.

  The present term of office of each of the above executive officers extends to the first meeting of Unicom's Board of Directors after the next annual election of Directors scheduled to be held on May 28, 1998.

  There are no family relationships among the executive officers, directors and nominees for director of Unicom.

OPERATING STATISTICS

                                                YEAR ENDED DECEMBER 31
                                           ----------------------------------
                                              1997        1996        1995
                                           ----------  ----------  ----------
Operating Revenues (thousands of dol-
 lars)(1):
 Residential.............................. $2,552,742  $2,541,873  $2,621,038
 Small commercial and industrial..........  2,153,113   2,113,716   2,073,998
 Large commercial and industrial..........  1,467,574   1,445,708   1,425,784
 Public authorities.......................    505,907     503,004     487,142
 Electric railroads.......................     29,785      29,651      26,894
 Provisions for revenue refunds--ultimate
  consumers...............................    (45,470)        --          --
 Sales for resale.........................    336,480     235,041     207,256
 Other revenues...........................     82,891      68,031      67,933
                                           ----------  ----------  ----------
    Total................................. $7,083,022  $6,937,024  $6,910,045
                                           ==========  ==========  ==========
Sales (millions of kilowatthours):
 Residential..............................     22,151      22,310      23,303
 Small commercial and industrial..........     25,860      25,131      25,313
 Large commercial and industrial..........     24,074      23,896      23,777
 Public authorities.......................      7,322       7,336       7,158
 Electric railroads.......................        418         424         390
 Sales for resale.........................     15,679      12,178      11,412
                                           ----------  ----------  ----------
    Total.................................     95,504      91,275      91,353
                                           ==========  ==========  ==========
Sources of Electric Energy (millions of
 kilowatthours):
 Generation--
  Nuclear.................................     49,136      62,610      70,261
  Fossil..................................     36,604      30,315      26,231
  Fast-start peaking units................        121         123         116
                                           ----------  ----------  ----------
    Net generation........................     85,861      93,048      96,608
 Purchased power..........................     16,672       6,129       2,475
 Company use and losses...................     (7,029)     (7,902)     (7,730)
                                           ----------  ----------  ----------
    Total.................................     95,504      91,275      91,353
                                           ==========  ==========  ==========
Cost of Fuel Consumed (per million Btu):
 Nuclear..................................      $0.57       $0.53       $0.52
 Coal.....................................      $2.28       $2.41       $2.43
 Oil......................................      $3.90       $3.41       $3.06
 Natural gas..............................      $2.69       $2.75       $1.85
 Average all fuels........................      $1.33       $1.17       $1.05
Peak Load (kilowatts)..................... 18,497,000  18,916,000  19,212,000
Number of Customers (at end of year):
 Residential..............................  3,123,364   3,102,101   3,079,381
 Small commercial and industrial..........    291,143     289,803     288,848
 Large commercial and industrial..........      1,566       1,550       1,539
 Public authorities.......................     12,180      12,142      12,039
 Electric railroads and resale............         53          46          26
                                           ----------  ----------  ----------
    Total.................................  3,428,306   3,405,642   3,381,833
                                           ==========  ==========  ==========
Average Annual Revenue Per Residential
 Customer
 (excluding light bulb service)...........    $816.91     $819.52     $852.18
Average Use Per Residential Customer
 (kilowatthours)..........................      7,108       7,213       7,598
Average Revenue Per Kilowatthour:
 Residential (excluding light bulb serv-
  ice)....................................     11.49c      11.36c      11.22c
 Small commercial and industrial..........      8.33c       8.41c       8.19c
 Large commercial and industrial..........      6.10c       6.05c       6.00c

--------
(1) See "Rate Matters" above.

YEAR 2000 CONVERSION

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Year 2000 Conversion" in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, for information regarding Unicom and ComEd's Year 2000 conversion.

MARKET RISKS

  ComEd is exposed to market risk due to changes in interest rates and changes in the market price for electricity. Exposure for interest rate changes relates to its long-term debt and preferred equity obligations. Exposure to electricity market price risk relates to forward activities taken to effectively manage the supply of, and demand for, the electric generation capability of ComEd's generating plants. ComEd does not currently utilize derivative commodity or financial instruments for trading or speculative purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Interest Rate Exposure and Market Price Exposure" in the January 30, 1998 Form 8-K Reports, which are incorporated herein by reference, for additional information.

FORWARD-LOOKING INFORMATION

  Except for historical data, the information contained in these Annual Reports constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions as a result of the 1997 Act in "Item 1. Business," subcaption "Changes in the Electric Utility Industry--The 1997 Act" (2) statements regarding estimated capital expenditures in "Item 1. Business," subcaption "Construction Program," (3) statements regarding the estimated return to service of certain nuclear generating units and the costs of purchased power in "Item 1. Business," subcaption "Regulation--Nuclear,"
(4) statements regarding the costs of decommissioning nuclear generating stations in "Item 1. Business," subcaption "Regulation--Nuclear," (5) statements regarding cleanup costs associated with MGPs and other remediation sites in "Item 1. Business," subcaption "Regulation--Environmental" and (6) "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" which, in the case of Unicom, incorporate portions of Unicom's January 30, 1998 Form 8-K Report, which is incorporated herein by reference, which contain forward-looking information as described therein, and in the case of ComEd, incorporate portions of ComEd's January 30, 1998 Form 8-K Report, which is incorporated herein by reference, which contain forward-looking information as described therein. Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, estimated return to service of nuclear generation units, decommissioning costs and cleanup costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding the estimated return to service of nuclear generating units are subject to the concurrence of the NRC with proceeding to power operations. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

ITEM 2. PROPERTIES.

  ComEd's electric properties are located in Illinois and the Indiana Company's electric facilities are located in Indiana. In management's opinion, ComEd and the Indiana Company's operating properties are adequately maintained and are substantially in good operating condition. The electric generating, transmission, distribution and general facilities of ComEd and the Indiana Company represent approximately 64%, 10%, 22% and 4%, respectively, of their gross investment in electric plant and equipment in service (after reflecting the closure of Zion Station and the sale of State Line Station).

  The electric generating stations, substations and a portion of the transmission rights of way of ComEd and the Indiana Company are owned in fee. A significant portion of the electric transmission and distribution facilities is located over or under highways, streets, other public places or property owned by others, for which permits, grants, easements or licenses, deemed satisfactory by ComEd, but without examination of underlying land titles, have been obtained. The principal plants and properties of ComEd are subject to the lien of ComEd's Mortgage dated July 1, 1923, as amended and supplemented, under which ComEd's first mortgage bonds are issued.

  The net generating capability of ComEd, as of March 1, 1998, is derived from the following electric generating facilities:

                                                       NET GENERATING CAPABILITY
      STATION                              LOCATION         (KILOWATTS)(1)
      -------                           -------------- -------------------------
      Nuclear--
       Zion                             Zion                      --(2)
       Dresden                          Near Morris            1,588,000
       Quad Cities                      Near Cordova           1,183,000(3)
       LaSalle County                   Near Seneca            2,156,000
       Byron                            Near Byron             2,240,000
       Braidwood                        Near Braidwood         2,240,000
      Fossil--
       Collins                          Near Morris            2,698,000
       Powerton                         Near Pekin             1,538,000
       Joliet 6                         Near Joliet              314,000
       Joliet 7 & 8                     Near Joliet            1,025,000
       Will County                      Near Lockport          1,092,000
       Waukegan                         Waukegan                 789,000
       Crawford                         Chicago                  542,000
       Fisk                             Chicago                  326,000
      Fast-Start Peaking Units          Various                1,407,000(4)
                                                              ----------
      Company owned net non-summer
       generating capability                                  19,138,000
      Deduct--Summer limitations                                 538,000
                                                              ----------
      Company owned net summer
       generating capability                                  18,600,000
      Add--Capability under long-term
       purchase power agreements                               1,598,000(5)
                                                              ----------
      Net summer generating capability                        20,198,000
                                                              ==========

--------
(1) Reflects a re-rating of certain generating stations as of February 1, 1998.
(2) On January 14, 1998, the Boards of Directors of Unicom and ComEd authorized the permanent cessation of nuclear generation operations at Zion Station.
(3) Excludes the 25% undivided interest of MidAmerican Energy Company in the Quad Cities Station.
(4) Such generating units are normally designed for use primarily during the maximum load periods of the year or during system operating emergencies. Such units are capable of starting and coming on-line quickly.
(5) ComEd sold its Kincaid and State Line generating stations in February 1998 and December 1997, respectively. Under the terms of the sales, ComEd entered into exclusive 15-year purchase power agreements for the output of the plants.

  Major electric transmission lines owned and in service are as follows:

      VOLTAGE                                                            CIRCUIT
      (VOLTS)                                                             MILES
      -------                                                            -------
      765,000...........................................................     90
      345,000...........................................................  2,545
      138,000...........................................................  2,737

  ComEd's electric distribution system includes 38,630 pole line miles of overhead lines and 34,579 cable miles of underground lines. A total of approximately 1,334,930 poles are included in ComEd's distribution system, of which about 593,390 poles are owned jointly with telephone companies.

ITEM 3. LEGAL PROCEEDINGS.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. In 1994, a federal jury returned nominal dollar verdicts on eight bellwether plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. Although the 1991 cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations. A case relating to 14 of the plaintiffs in the 1991 cases has been set for trial in June 1998.

  In July 1995, the Chicago area experienced several consecutive days of unusually high temperatures coupled with high humidity. Between July 12 and 14, 1995, ComEd experienced record demand for electricity. On July 14, 1995, a fire in a substation caused a power outage to approximately 40,000 customers. Other equipment failures in the same general area caused certain of these customers to be without power for up to 48 hours. In the wake of these power outages, three class action lawsuits were filed against ComEd seeking recovery of damages for property losses allegedly suffered. One suit seeks at least $10 million in damages; the others seek unspecified damages. One individual suit was also filed seeking damages of less than $100,000 for property losses.

  On March 11, 1998 the Illinois Supreme Court approved a settlement of ComEd's dispute regarding property tax assessments for its Byron nuclear generating station. Under the terms of the settlement agreement, the taxing bodies in Ogle County have agreed that taxes in future years will not exceed certain specified amounts. ComEd will receive $8.5 million in refunds and set aside additional credits which will be available to enforce the provisions regarding future levies. The settlement agreement continues in effect until 2004. Appeals are still pending for cases involving ComEd's Braidwood and LaSalle Stations, as well as other properties. These proceedings seek refunds and reduced valuations, resulting in lower property taxes for the challenged and subsequent years.

  On November 1, 1996, the city of Chicago, Illinois filed a demand for the appointment of an Adjustment Board before the American Arbitration Association under the provisions of its franchise agreement with ComEd. In its demand, the city alleges, among other items, that ComEd has failed to carry out certain commitments related to system reliability under the franchise agreement, which requires ComEd to budget $1 billion in expenditures for transmission and distribution enhancements within or for the benefit of Chicago over a ten-year period that commenced in January 1992. ComEd is disputing the city's allegations. During the six years since January 1992, ComEd has expended approximately $499 million to enhance electric service reliability and energy supply for the city, and it continues to review, and budget appropriately, for needed projects.

  On June 13, 1997, the IDR issued a Notice of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax for the years 1988 through 1994 of $22 million, plus interest of $11 million and a penalty of $2 million. On January 2, 1998, the IDR issued a second Notice of Tax Liability also alleging deficiencies in Illinois invested capital tax for the years 1995 through 1996 of $7 million, plus interest of $1 million. ComEd has protested the notices, and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accrue on the alleged tax deficiencies at 9% per annum.

  In November and December of 1997, Unicom and its directors were served with several shareholder derivative lawsuits in state and federal court. All of the suits assert identical claims that the directors breached fiduciary duties to the shareholders by allegedly failing to properly supervise ComEd's nuclear program. Each plaintiff alleges that this caused ComEd to violate NRC rules, which has cost ComEd millions of dollars. Plaintiffs seek to have the directors reimburse ComEd for these costs, and they seek attorneys' fees. Unicom and ComEd's preliminary assessment of these claims is that they are without merit.

  In October 1997, six ComEd employees who were formerly located at ComEd's nuclear station in Zion, Illinois brought state and federal claims against ComEd, alleging that they were relocated and demoted as the result of raising nuclear safety concerns. They claimed retaliatory demotion, retaliatory constructive discharge and intentional infliction of emotional distress. They requested reinstatement in their former positions, back pay, compensatory damages, attorneys' fees and punitive damages. The aggregate amount of punitive damages requested equals $18 million. They also filed a claim with the U.S. Department of Labor under the Energy Reorganization Act. Unicom and ComEd do not believe that their exposure with respect to these claims is material.

  On April 28, 1997, Tower Leasing, Inc. ("Tower") and QST Energy, Inc. ("QST") filed a complaint with the ICC alleging that ComEd violated Illinois law and its own tariffs by preventing Tower and QST from installing a cogeneration facility at Sears Tower in Chicago, Illinois and interconnecting such facility with ComEd's system in that building. Tower and QST have asked the ICC to enter an order that would essentially require ComEd to assist in the implementation of the proposed facility. If Tower and QST are allowed to pursue the installation and interconnection of their proposed facility, ComEd could lose customer revenue. ComEd does not believe that it is obligated to allow Tower and QST to implement their proposed facility. ComEd also believes that the proposed facility would be inconsistent with Illinois law.

  On November 14, 1997, the CHA filed an application with the FERC, seeking to require ComEd to provide transmission service to some of CHA's buildings so that those buildings may take electric service from an alternate electric supplier. ComEd maintains that the CHA is a retail customer ineligible for transmission service. Should this proceeding be resolved adversely to ComEd, ComEd could lose customer revenue. This revenue loss may be offset, however, by a stranded cost obligation the CHA would owe ComEd under FERC Order.

  See "Item 1. Business," subcaptions "Rate Matters" and "Regulation" above for information concerning other legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                 STANDARD DUFF &
                                                         MOODY'S & POOR'S PHELPS
                                                         ------- -------- ------
   First mortgage and secured pollution control bonds..   Baa2     BBB     BBB
   Publicly-held debentures and unsecured pollution
    control
    obligations........................................   Baa3     BBB-    BBB-
   Convertible preferred stock.........................   baa3     BBB-    BBB-
   Preference stock....................................   baa3     BBB-    BBB-
   Trust Securities....................................   baa3     BBB-    BBB-
   Commercial paper....................................   P-2      A-2     D-2

  As of January 1998, Moody's rating outlook on ComEd's securities is "negative" and Duff & Phelps has classified ComEd's securities as "Rating Watch-Down." S&P changed its rating outlook on ComEd from "stable" to "positive" in November 1997.

  The above ratings reflect only the views of such rating agencies and each rating should be evaluated independently of any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.

  The following is a brief summary of the meanings of the above ratings and the relative rank of the above ratings within each rating agency's classification system.

  Moody's top four long-term debt ratings (Aaa, Aa, A and Baa) are generally considered "investment grade." Obligations rated Baa are considered as medium grade obligations, neither highly protected nor poorly secured. Such obligations lack outstanding investment characteristics and in fact have speculative characteristics. A numerical modifier in Moody's system shows relative standing within the principal rating category, with 1 indicating the high end of that category, 2 the mid-range and 3 the low end. S&P's top four bond ratings (AAA, AA, A and BBB) are generally considered to describe obligations in which investment characteristics predominate. Obligations rated BBB are regarded as having an adequate capacity to pay interest and repay principal. Such obligations normally exhibit adequate protection parameters, but adverse economic conditions or changing circumstances are more likely to lead to weakened capacity to pay. A plus or minus sign in S&P's system shows relative standing within its rating categories.

  Both Moody's and S&P's preferred stock ratings represent relative security of dividends. Moody's top four preferred stock ratings (aaa, aa, a and baa) are generally considered "investment grade." Moody's baa rating describes a medium grade preferred stock, neither highly protected nor poorly secured. S&P's top four preferred stock ratings (AAA, AA, A and BBB) are generally considered "investment grade." S&P's BBB rating applies to medium grade preferred stock which is below A ("sound") and above BB ("lower grade").

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

  Moody's P-2 rating of commercial paper is the second highest of three possible ratings. P-2 describes a strong capacity for repayment of short-term promissory obligations. S&P rates commercial paper in four basic categories with A-2 being the second highest category. Duff & Phelps rates commercial paper in three basic categories, with D-2 indicating the middle category.

  Further explanations of the significance of ratings may be obtained from the rating agencies.

  Additional information required by Item 5 is incorporated herein by reference to the "Price Range and Cash Dividends Paid Per Share of Common Stock" on page 3 of Unicom's January 30, 1998 Form 8-K Report.

ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 20, and the audited consolidated financial statements and notes thereto on pages 22 through 54 of Unicom's January 30, 1998 Form 8-K Report. Reference is also made to "Item 1. Business," subcaptions "Changes in the Electric Utility Industry," "Construction Program" and "Regulation" for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 relating to directors and nominees for election as directors at Unicom's Annual Meeting of shareholders to be held on May 28, 1998 is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's definitive Proxy Statement ("1998 Proxy Statement") to be filed with the SEC prior to April 30, 1998, pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth in Part I of Unicom's Annual Report on Form 10-K under "Item 1. Business," subcaption "Executive Officers of the Registrant" and under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's 1998 Proxy Statement, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by Item 11 is incorporated herein by reference to the information labelled "Compensation of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the heading "Corporate Governance and Compensation Committee Report on Executive Compensation") in Unicom's 1998 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's 1998 Proxy Statement.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

  The effective year of election of the officers to their present positions and the prior positions they have held with ComEd or other companies, since January 1, 1993, are described below.

           NAME AND AGE                             POSITION
   ---------------------------- -----------------------------------------------
   *John W. Rowe, 52            Chairman, President and Chief Executive Officer
                                 of ComEd and Unicom since March 1998; previ-
                                 ously President and Chief Executive Officer of
                                 New England Electric System.
   *Oliver D. Kingsley, Jr., 55 Executive Vice President and President and
                                 Chief Nuclear Officer--Nuclear Generation
                                 Group of ComEd since October 1997; previously
                                 Chief Nuclear Officer at the Tennessee Valley
                                 Authority.
   *Robert J. Manning, 55       Executive Vice President of ComEd since January
                                 1997 and President--Fossil Generation Group of
                                 ComEd since October 1997; previously Senior
                                 Vice President of ComEd.
   *John C. Bukovski, 55        Senior Vice President and Chief Financial Offi-
                                 cer of ComEd and Unicom since October 1997;
                                 previously Vice President and Chief Financial
                                 Officer of ComEd and Unicom.
   *Paul D. McCoy, 47           Senior Vice President of ComEd since October
                                 1997; previously Vice President of ComEd.
   Donald A. Petkus, 56         Senior Vice President of ComEd since 1992 and
                                 of Unicom since 1995; President and Chief Ex-
                                 ecutive Officer of UT Holdings since 1997 and
                                 Unicom Thermal Technologies Inc. since 1995.
   *S. Gary Snodgrass, 46       Senior Vice President of ComEd and Unicom since
                                 October 1997; Vice President of ComEd and
                                 Unicom, September 1997 to October 1997; previ-
                                 ously Vice President of USG Corporation.
   *Pamela B. Strobel, 45       Senior Vice President and General Counsel of
                                 ComEd and Unicom since October 1997; previ-
                                 ously Vice President and General Counsel of
                                 ComEd.
   *Michael J. Wallace, 50      Senior Vice President of ComEd since 1993; pre-
                                 viously Vice President of ComEd.
   T. Oliver Butler, 46         Vice President of ComEd since July 1997; previ-
                                 ously Purchasing Vice President of ComEd, 1994
                                 to 1997 and European Acquisition Manager--Ge-
                                 neva of Digital Corporation.

        NAME AND AGE                             POSITION
   ----------------------- ----------------------------------------------------
   Frank M. Clark, 52      Vice President of ComEd since January 1997; previ-
                            ously Governmental Affairs Vice President 1996 to
                            January 1997 and Governmental Affairs Manager.
   John T. Costello, 49    Vice President of ComEd and Unicom since 1996; pre-
                            viously Manager of Corporate Relations of ComEd,
                            1995 to 1996 and Manager of Public Affairs of
                            ComEd.
   Louis O. DelGeorge, 50  Vice President of ComEd.
   *William H. Downey, 53  Vice President of ComEd.


   Ruth Ann M. Gillis, 43  Vice President and Treasurer of ComEd and Unicom
                            since September 1997; previously Vice President,
                            Chief Financial Officer and Treasurer of the Uni-
                            versity of Chicago Hospitals and Health System from
                            1996 to 1997 and Senior Vice President and Chief
                            Financial Officer of American National Bank and
                            Trust Company.
   David R. Helwig, 47     Vice President of ComEd since January 1998; previ-
                            ously General Manager of General Electric Company's
                            Nuclear Services Company, 1997 to January 1998 and
                            Vice President at PECO Energy.
   Emerson W. Lacey, 56    Vice President of ComEd.
   Andrew J. Lynch, 51     Vice President of ComEd since April 1997; previously
                            President of First Chicago Trust Company of New
                            York.
   Thomas J. McCaffrey, 53 Vice President of ComEd and Unicom since 1996; pre-
                            viously Vice President of Mercer Management Con-
                            sulting, 1995 to 1996 and Corporate Senior Vice
                            President of First Chicago Corporation.
   J. Stephen Perry, 59    Vice President of ComEd since 1994; previously Se-
                            nior Vice President of Illinois Power Company.
   James A. Small, 54      Vice President of ComEd since 1993; previously Gen-
                            eral Manager of Fuel Services of Georgia Power Com-
                            pany.
   Harold Gene Stanley, 57 Vice President of ComEd since September 1997; Site
                            Vice President at Braidwood Station, 1996 to 1997;
                            previously Vice President at Pennsylvania Power and
                            Light Company.
   *Robert E. Berdelle, 42 Comptroller of ComEd and Unicom since July 1997;
                            previously held various financial reporting and
                            analysis positions within ComEd.


   David A. Scholz, 56     Secretary of ComEd and Unicom since 1989 and 1994,
                            respectively.

  --------
*  Executive Officers for Section 16 reporting purposes.

  The present term of office of each of the above executive officers extends to the first meeting of ComEd's Board of Directors after the next annual election of Directors scheduled to be held on May 28, 1998.

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

  Additional information required by Item 5 is incorporated herein by reference to the "Cash Dividends Paid Per Share of Common Stock" on page 3 of ComEd's January 30, 1998 Form 8-K Report.

ITEM 6. SELECTED FINANCIAL DATA.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 3, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 4 through 19, and the audited consolidated financial statements and notes thereto on pages 21 through 51 of ComEd's January 30, 1998 Form 8-K Report. Reference is also made to "Item 1. Business," subcaptions "Changes in the Electric Utility Industry," "Construction Program" and "Regulation" for additional information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information required by Item 10 relating to directors and nominees for election as directors at ComEd's Annual Meeting of shareholders to be held on May 28, 1998 is incorporated herein by reference to information under the heading "Security Ownership of Certain Beneficial Owners and Management" in ComEd's definitive Information Statement ("1998 Information Statement") to be filed with the SEC prior to April 30, 1998, pursuant to Regulation 14C under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth in Part I of ComEd's Annual Report on Form 10-K under "Item 1. Business," subcaption "Executive Officers of the Registrant" and under the heading "Security Ownership of Certain Beneficial Owners and Management" in ComEd's 1998 Information Statement, which are incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by Item 11 is incorporated herein by reference to the paragraph labelled "Compensation of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the heading "Corporate Governance and Compensation Committee Report on Executive Compensation") in ComEd's 1998 Information Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" in ComEd's 1998 Information Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  None.

  ANNUAL REPORTS ON FORM 10-K FOR UNICOM CORPORATION AND COMMONWEALTH EDISON
                                    COMPANY

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (A)FINANCIAL STATEMENTS, FINANCIAL STATEMENT SCHEDULES AND EXHIBITS:

                                                                     PAGE OF
                                                                   JANUARY 30,
                                                                   1998 FORM 8-
                                                                     K REPORT
                                                                   ------------
                                                                   UNICOM COMED
                                                                   ------ -----
    The following financial statements are incorporated into the
       Unicom Annual Report on Form 10-K by reference to the indi-
       cated page or pages of Unicom's January 30, 1998 Form 8-K
       Report, and into the ComEd Annual Report on Form 10-K by
       reference to the indicated page or pages of ComEd's January
       30, 1998 Form 8-K Report:
      Report of Independent Public Accountants....................   21    20
      Statements of Consolidated Operations for the years 1997,
       1996 and 1995..............................................   22    21
      Consolidated Balance Sheets--December 31, 1997 and 1996..... 23-24  22-23
      Statements of Consolidated Capitalization--December 31, 1997
       and 1996...................................................   25    24
      Statements of Consolidated Retained Earnings (Deficit) for
       the years 1997, 1996 and 1995..............................   26    25
      Statements of Consolidated Cash Flows for the years 1997,
       1996 and 1995..............................................   27    26
      Notes to Financial Statements............................... 28-54  27-51

                                                                       ANNUAL
                                                                     REPORT ON
                                                           PAGE OF   FORM 10-K
                                                             THIS   ------------
                                                           DOCUMENT UNICOM COMED
                                                           -------- ------ -----
    The following supplemental schedules are included in
     the indicated Annual Report on Form 10-K:
      Report of Independent Public Accountants on
       Supplemental Schedule..............................    38      x
      Report of Independent Public Accountants on
       Supplemental Schedule..............................    39             x
      Schedule II--Valuation and Qualifying Accounts for
                 each of the three years in the period
                 ended
                 December 31, 1997........................    40      x      x

      The following schedules are omitted as not applicable or not required under rules of Regulation S-X: I, III, IV and V.

    The individual financial statements and schedules of ComEd's nonconsolidated wholly owned subsidiaries have been omitted from Unicom and ComEd's Annual Reports on Form 10-K because the investments are not material in relation to ComEd's financial position or results of operations. As of December 31, 1997, the assets of the nonconsolidated subsidiaries, in the aggregate, were less than 1% of ComEd's consolidated assets. The 1997 revenues of the nonconsolidated subsidiaries, in the aggregate, were less than 1% of ComEd's consolidated annual revenues.

    The following exhibits are filed with the indicated Annual Report on Form 10-K or incorporated therein by reference. Documents indicated by an asterisk (*) are incorporated by reference to the File No. indicated. Documents indicated by a plus sign (+) identify management contracts or compensatory plans or arrangements.

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     *(3)-1    Articles of Incorporation of Unicom effective
                January 28,
                1994. (File No. 1-11375, Form 10-K for the
                year ended
                December 31, 1994, Exhibit (3)-1).              x
     *(3)-2    Restated Articles of Incorporation of ComEd
                effective February 20, 1985, including
                Statements of Resolution Establishing Se-
                ries, relating to the establishment of three
                new series of ComEd preference stock known
                as the "$9.00 Cumulative Preference Stock,"
                the "$6.875 Cumulative Preference Stock" and
                the "$2.425 Cumulative Preference Stock."
                (File No.
                1-1839, Form 10-K for the year ended Decem-
                ber 31, 1994, Exhibit (3)-2).                          x
     (3)-3     By-Laws of Unicom Corporation, effective Jan-
                uary 28, 1994 as amended through March 11,
                1998.                                           x
     (3)-4     By-Laws of Commonwealth Edison Company, ef-
                fective September 2, 1988 as amended through
                March 11, 1998.                                        x
     *(4)-1    Mortgage of ComEd to Illinois Merchants Trust
                Company, Trustee (Harris Trust and Savings
                Bank, as current successor Trustee), dated
                July 1, 1923, Supplemental Indenture thereto
                dated August 1, 1944, and amendments and
                supplements thereto dated, respectively, Au-
                gust 1, 1946, April 1, 1953, March 31, 1967,
                April 1, 1967, July 1, 1968, October 1,
                1968, February 28, 1969, May 29, 1970, Janu-
                ary 1, 1971, June 1, 1971, May 31, 1972,
                June 1, 1973, June 15, 1973, October 15,
                1973, May 31, 1974, June 13, 1975, May 28,
                1976, January 15, 1977 and June 3, 1977
                (File No. 2-60201, Form S-7, Exhibit
                2-1).                                                  x
     *(4)-2    Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, May 17,
                1978, August 31, 1978, June 18, 1979, June
                20, 1980, April 16, 1981, April 30, 1982,
                April 15, 1983, April 13, 1984 and April 15,
                1985 (File No. 2-99665, Form S-3, Exhibit
                (4)-3).                                                x
     *(4)-3    Supplemental Indenture to Mortgage dated July
                1, 1923 dated April 15, 1986 (File No. 33-
                6879, Form S-3, Exhibit (4)-9).                        x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     *(4)-4    Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, February
                15, 1990 and June 15, 1990 (File No. 33-
                38232, Form S-3, Exhibits (4)-11 and (4)-
                12).                                                   x
     *(4)-5    Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, June 1,
                1991, October 1, 1991 and October 15, 1991
                (File No. 33-44018, Form S-3, Exhibits (4)-
                12, (4)-13 and (4)-14).                                x
     *(4)-6    Supplemental Indenture to Mortgage dated July
                1, 1923 dated February 1, 1992 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1991, Exhibit (4)-18).                             x
     *(4)-7    Supplemental Indenture to Mortgage dated July
                1, 1923 dated May 15, 1992 (File No. 33-
                48542, Form S-3, Exhibit (4)-14).                      x
     *(4)-8    Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, July 15,
                1992 and September 15, 1992 (File No. 33-
                53766, Form S-3, Exhibits (4)-13 and (4)-
                14).                                                   x
     *(4)-9    Supplemental Indenture to Mortgage dated July
                1, 1923 dated February 1, 1993 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1992, Exhibit (4)-14).                             x
     *(4)-10   Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, April 1,
                1993 and April 15, 1993 (File No. 33-64028,
                Form S-3, Exhibits (4)-12 and (4)-13).                 x
     *(4)-11   Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, June 15,
                1993 and July 1, 1993 (File No. 1-1839, Form
                8-K dated May 21, 1993, Exhibits (4)-1 and
                (4)-2).                                                x
     *(4)-12   Supplemental Indenture to Mortgage dated July
                1, 1923 dated July 15, 1993 (File No. 1-
                1839, Form 10-Q for the quarter ended June
                30, 1993, Exhibit (4)-1).                              x
     *(4)-13   Supplemental Indenture to Mortgage dated July
                1, 1923 dated January 15, 1994 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1993, Exhibit (4)-15).                             x
     *(4)-14   Supplemental Indenture to Mortgage dated July
                1, 1923 dated December 1, 1994 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1994, Exhibit (4)-16).                             x
     *(4)-15   Supplemental Indenture to Mortgage dated July
                1, 1923 dated June 1, 1996. (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1996, Exhibit (4)-16).                             x
     *(4)-16   Instrument of Resignation, Appointment and
                Acceptance dated January 31, 1996, under the
                provisions of the Mortgage dated July 1,
                1923, and Indentures Supplemental thereto
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1995, Exhibit (4)-28).              x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     *(4)-17   Instrument dated as of January 31, 1996, for
                trustee under the Mortgage dated July 1,
                1923 and Indentures Supplemental thereto
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1995, Exhibit (4)-29).              x
     *(4)-18   Indentures of ComEd to The First National
                Bank of Chicago, Trustee (Amalgamated Bank
                of Chicago, as current successor Trustee),
                dated April 1, 1949, October 1, 1949, Octo-
                ber 1, 1950, October 1, 1954, January 1,
                1958, January 1, 1959 and December 1, 1961
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1982, Exhibit (4)-20).              x
     *(4)-19   Indenture of ComEd dated February 15, 1973 to
                The First National Bank of Chicago, Trustee
                (LaSalle National Bank, successor Trustee),
                and Supplemental Indenture thereto dated
                July 13, 1973 (File No. 2-66100, Form S-16,
                Exhibit (b)-2).                                        x
     *(4)-20   Indenture dated as of September 1, 1987 be-
                tween ComEd and Citibank, N.A., Trustee re-
                lating to Notes (File No. 33-20619, Form S-
                3, Exhibit (4)-13).                                    x
     *(4)-21   Supplemental Indenture to Indenture dated
                September 1, 1987 dated July 14, 1989 (File
                No. 33-32929, Form S-3, Exhibit (4)-16).               x
      (4)-22   Supplemental Indenture to Indenture dated
                September 1, 1987 dated January 1, 1997.               x
     *(4)-23   Credit Agreement dated as of October 1, 1991,
                among ComEd, as borrower, the Banks named
                therein and the other Lenders from time to
                time parties thereto, and Citibank, N.A.
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (4)-27).              x
     *(4)-24   Credit Agreement dated as of October 1, 1991,
                among ComEd, as borrower, the Banks named
                therein and the other Lenders from time to
                time parties thereto, and Citibank, N.A.
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (4)-28).              x
     (4)-25    Letter Agreement dated as of September 29,
                1997, among ComEd and certain of the Banks
                party to the Credit Agreement dated as of
                October 1, 1991.                                        x
     *(4)-26   Amended and Restated Credit Agreement dated
                as of November 15, 1996, among Unicom
                Enterprises, the Banks Named Therein and
                Citibank, N.A. (File No. 1-11375, Form 10-K
                for the year ended December 31, 1996,
                Exhibit (4)-31).                                 x
     *(4)-27   Amended and Restated Guaranty dated as of No-
                vember 15, 1996, by Unicom in favor of the
                Lenders and LC Banks parties to the afore-
                mentioned Credit Agreement with Unicom En-
                terprises (File No. 1-11375, Form 10-K for
                the year ended December 31, 1996, Exhibit
                (4)-32).                                         x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     *(4)-28   Indenture dated September 1, 1995 between
                ComEd and Wilmington Trust Company. (File
                No. 1-1839, Form 10-K for the year ended De-
                cember 31, 1996, Exhibit (4)-34).                       x
     *(4)-29   First Supplemental Indenture dated September
                19, 1995 to Indenture dated September 1,
                1995. (File No. 1-1839, Form 10-K for the
                year ended December 31, 1996, Exhibit (4)-
                35).                                                    x
     *(4)-30   Second Supplemental Indenture dated January
                24, 1997 to Indenture dated September 1,
                1995. (File No. 1-1839, Form 10-K for the
                year ended December 31, 1996, Exhibit (4)-
                36).                                                    x
     *(4)-31   Rights Agreement dated as of February 2, 1998
                between Unicom Corporation and First Chicago
                Trust Company of New York, as Rights Agent,
                which includes as Exhibit A the form of
                Rights Certificate and as Exhibit B, the
                Summary of Rights to Purchase Common Stock
                (File No. 1-11375, Current Report on Form 8-
                K dated February 2, 1998, Exhibit 4).            x
     *(10)-1   Nuclear Fuel Lease Agreement dated as of No-
                vember 23, 1993, between CommEd Fuel Compa-
                ny, Inc., as Lessor, and ComEd, as Lessee
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1993, Exhibit (10)-1).               x
     +*(10)-   Unicom Corporation Amended and Restated Long-
     2          Term Incentive Plan (File No. 1-11375,
                Unicom Proxy Statement dated April 9, 1997,
                Exhibit A).                                      x
     +*(10)-   1995 Long-Term Performance Unit Award for
     3          Executive and Group Level Employees Payable
                in 1998 under the Unicom Corporation Long-
                Term Incentive Plan, as amended (File Nos.
                1-11375 and 1-1839, Form 10-K for the year
                ended December 31, 1995, Exhibit (10)-6).        x      x
     +*(10)-   1996 Long-Term Performance Unit Award for Ex-
     4          ecutive and Group Level Employees Payable in
                1999 under the Unicom Corporation Long-Term
                Incentive Plan (File Nos. 1-11375 and
                1-1839, Form 10-K for the year ended Decem-
                ber 31, 1995, Exhibit (10)-9).                   x      x
     +*(10)-5  1997 Long-Term Performance Unit Award for Ex-
                ecutive and Group Level Employees Payable in
                2000 under the Unicom Corporation Long-Term
                Incentive Plan. (File Nos. 1-11375 and 1-
                1839, Form 10-K for the year ended December
                31, 1996, Exhibit (10)-12).                      x      x
      +(10)-6  1998 Long-Term Performance Unit Award for
                Executive and Group Level Employees Payable
                in 2001 under the Unicom Corporation Long-
                Term Incentive Plan.                             x      x
     +*(10)-7  Unicom Corporation General Provisions Regard-
                ing 1996 Stock Option Awards Granted under
                the Unicom Corporation Long-Term Incentive
                Plan. (File Nos. 1-11375 and 1-1839, Form
                10-K for the year ended December 31, 1996,
                Exhibit (10)-9).                                 x      x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     +*(10)-8  Unicom Corporation General Provisions Regard-
                ing 1996B Stock Option Awards Granted under
                the Unicom Corporation Long-Term Incentive
                Plan. (File Nos. 1-11375 and 1-1839, Form
                10-K for the year ended December 31, 1996,
                Exhibit (10)-11).                                x      x
      +(10)-9  Unicom Corporation General Provisions Regard-
                ing Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan
                (Effective July 10, 1997).                       x      x
     +*(10)-   1997 Annual Incentive Award for Management
     10         Employees under the Unicom Corporation Long-
                Term Incentive Plan. (File Nos. 1-11375 and
                1-1839, Form 10-K for the year ended
                December 31, 1996, Exhibit (10)-13).             x      x
     +*(10)-   1997 Award to Mr. O'Connor, Mr. Mullin and
     11         Mr. Skinner under the Unicom Corporation
                Long-Term Incentive Plan.                        x      x
      +(10)-   1998 Annual Incentive Award for Management
     12         Employees under the Unicom Corporation Long-
                Term Incentive Plan.                             x      x
     +*(10)-   Unicom Corporation Deferred Compensation Unit
     13         Plan, as amended (File Nos. 1-11375 and 1-
                1839, Form 10-K for the year ended Decem-
                ber 31, 1995, Exhibit (10)-12).                  x      x
     +*(10)-   Deferred Compensation Plan (included in Arti-
     14         cle Five of Exhibit (3)-2 above).                       x
     +*(10)-   Management Incentive Compensation Plan, ef-
     15         fective January 1, 1989 (File No. 1-1839,
                Form 10-K for the year ended December 31,
                1988, Exhibit (10)-4).                                  x
     +*(10)-   Amendments to Management Incentive Compensa-
     16         tion Plan, dated December 14, 1989 and March
                21, 1990 (File No. 1-1839, Form 10-K for the
                year ended December 31, 1989, Exhibit (10)-
                5).                                                     x
     +*(10)-   Amendment to Management Incentive Compensa-
     17         tion Plan, dated March 21, 1991 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1991, Exhibit (10)-6).                              x
     +*(10)-   Retirement Plan for Directors, effective Sep-
     18         tember 1, 1994, as amended through March 12,
                1997. (File No. 1-11375, Form 10-K for the
                year ended December 31, 1996, Exhibit (10)-
                19).                                             x
     +*(10)-   Retirement Plan for Directors, effective Jan-
     19         uary 1, 1987, as amended through March 12,
                1997. (File No. 1-1839 Form 10-K for the
                year ended December 31, 1996, Exhibit (10)-
                20)                                                     x
     +*(10)-   Unicom Corporation 1996 Directors' Fee Plan
     20         (File No. 1-11375, Unicom Proxy Statement
                dated April 8, 1996, Appendix A).                x      x
     +*(10)-   Executive Group Life Insurance Plan (File No.
     21         1-1839, Form 10-K for the year ended Decem-
                ber 31, 1980, Exhibit (10)-3).                          x
     +*(10)-   Amendment to the Executive Group Life Insur-
     22         ance Plan (File No. 1-1839, Form 10-K for
                the year ended December 31, 1981, Exhibit
                (10)-4).                                                x
     +*(10)-   Amendment to the Executive Group Life Insur-
     23         ance Plan dated December 12, 1986 (File No.
                1-1839, Form 10-K for the year ended Decem-
                ber 31, 1986, Exhibit (10)-6).                          x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     +*(10)-   Amendment of Executive Group Life Insurance
     24         Plan to implement program of "split dollar
                life insurance" dated December 13, 1990
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1990, Exhibit (10)-10).              x
     +*(10)-   Commonwealth Edison Company Supplemental Man-
     25         agement Retirement Plan (File No. 1-1839,
                Form 10-K for the year ended December 31,
                1985, Exhibit (10)-6).                                  x
     +*(10)-   Amendment of Executive Group Life Insurance
     26         Plan to stabilize the death benefit applica-
                ble to participants dated July 22, 1992
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1992, Exhibit (10)-13).              x
     +*(10)-   Letter Agreement dated December 16, 1992 be-
     27         tween ComEd and Samuel K. Skinner (File No.
                1-1839, Form 10-K for the year ended Decem-
                ber 31, 1992, Exhibit (10)-14).                         x
     +*(10)-   Amendment dated May 31, 1995 to Letter Agree-
     28         ment dated December 16, 1992 between ComEd
                and Samuel K. Skinner (File No. 1-1839, Form
                10-K for the year ended December 31, 1995,
                Exhibit (10)-27).                                       x
     +*(10)-   Amendments dated December 11, 1996 and March
     29         24, 1997 to Letter Agreement dated December
                16, 1992 between ComEd and Samuel K. Skin-
                ner. (File No. 1-1839, Form 10-K for the
                year ended December 31, 1996, Exhibit (10)-
                30).                                                    x
     +*(10)-   Letter Agreement dated November 14, 1995 be-
     30         tween ComEd and Leo F. Mullin (File No.
                1-1839, Form 10-K for the year ended
                December 31, 1995, Exhibit (10)-28).                    x
     +*(10)-   Amendment dated March 24, 1997 to Letter
     31         Agreement dated November 14, 1995 between
                ComEd and Leo F. Mullin. (File No. 1-1839,
                Form 10-K for the year ended December 31,
                1996, Exhibit (10)-32).                                 x
     +*(10)-   Commonwealth Edison Company Excess Benefit
     32         Savings Plan (File No. 1-1839, Form 10-Q for
                the quarter ended June 30, 1994, Exhibit
                (10)-2).                                                x
     +*(10)-   Amendment No. 1 to Commonwealth Edison Com-
     33         pany Excess Benefit Savings Plan dated May
                24, 1995 (File No. 1-1839, Form 10-K for the
                year ended December 31, 1995, Exhibit
                (10)-30).                                               x
     +(10)-34  Amendment No. 2 to Commonwealth Edison Com-
                pany Excess Benefit Savings Plan effective
                as of September 1, 1997.                                x
     +*(10)-   Unicom Corporation Stock Bonus Deferral Plan
     35         (File Nos. 1-11375 and 1-1839, Form 10-K for
                the year ended December 31, 1995, Exhibit
                (10)-31).                                        x      x
     +(10)-36  Amendment No. 1 to Unicom Corporation Stock
                Bonus Deferral Plan dated January 3, 1997.       x      x
     +(10)-37  Form of Stock Award Agreement under the
                Unicom Corporation Long-Term Incentive Plan.     x      x

      EXHIBIT
      NUMBER              DESCRIPTION OF DOCUMENT              UNICOM COMED
      -------  ---------------------------------------------   ------ -----
     (12)      Statement re computation of ratios of earn-
                ings to fixed charges and ratios of earnings
                to fixed charges and preferred and prefer-
                ence stock dividend requirements for ComEd.            x
     (18)      Letter from independent public accountants
                regarding change in accounting principle.       x      x
     (21)-1    Subsidiaries of Unicom.                          x
     (21)-2    Subsidiaries of ComEd.                                  x
     (23)-1    Consent of experts for Unicom.                   x
     (23)-2    Consent of experts for ComEd.                           x
     (24)-1    Powers of attorney of Directors whose names
                are signed to the Unicom Annual Report on
                Form 10-K pursuant to such powers.              x
     (24)-2    Powers of attorney of Directors whose names
                are signed to the ComEd Annual Report on
                Form 10-K pursuant to such powers.                     x
     (99)-1    Unicom's Current Report on Form 8-K dated
                January 30, 1998.                               x
     (99)-2    ComEd's Current Report on Form 8-K dated Jan-
                uary 30, 1998.                                         x

      Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Unicom and ComEd hereby agree to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt of ComEd not filed as an exhibit herein. No such instrument authorizes securities in excess of 10% of the total assets of ComEd.

  (B) REPORTS ON FORM 8-K:
      A Current Report on Form 8-K dated October 9, 1997, was filed by Unicom and ComEd to announce that James J. O'Connor, Chairman and Chief Executive Officer of Unicom and ComEd intended to retire from the companies.

      A Current Report on Form 8-K dated December 16, 1997, was filed by Unicom and ComEd to describe the 1997 Act and the related accounting effects.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Unicom Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Unicom Corporation and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated January 30, 1998.

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

                                          Arthur Andersen LLP
Chicago, Illinois
January 30, 1998

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Commonwealth Edison Company:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Edison Company and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated January 30, 1998.

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

                                          Arthur Andersen LLP
Chicago, Illinois
January 30, 1998

                                                                     SCHEDULE II


                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (THOUSANDS OF DOLLARS)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          COLUMN A            COLUMN B      COLUMN C       COLUMN D     COLUMN E
----------------------------  --------- ----------------- ----------    --------
                                            ADDITIONS
                                        -----------------
                               BALANCE  CHARGED
                                 AT     TO COSTS CHARGED                BALANCE
                              BEGINNING   AND    TO OTHER                AT END
         DESCRIPTION           OF YEAR  EXPENSES ACCOUNTS DEDUCTIONS    OF YEAR
----------------------------  --------- -------- -------- ----------    --------
FOR THE YEAR ENDED DECEMBER
          31, 1995
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $10,720  $ 1,108   $  --    $    --      $11,828
                               =======  =======   ======   ========     =======
 Estimated Obsolete Materi-
  als.......................   $13,690  $15,350   $  --    $(12,865)(b) $16,175
                               =======  =======   ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $32,522  $ 2,271   $  --    $ (2,271)(c) $32,522
                               =======  =======   ======   ========     =======
 Accumulated provision for
  injuries and damages......   $55,312  $21,135   $4,671   $(23,142)(d) $57,976
                               =======  =======   ======   ========     =======
FOR THE YEAR ENDED DECEMBER
          31, 1996
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $11,828  $ 1,065   $  --    $    --      $12,893
                               =======  =======   ======   ========     =======
 Estimated Obsolete Materi-
  als.......................   $16,175  $12,000   $  --    $(15,873)(b) $12,302
                               =======  =======   ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $32,522  $ 1,728   $  --    $ (1,728)(c) $32,522
                               =======  =======   ======   ========     =======
 Accumulated provision for
  injuries and damages......   $57,976  $10,892   $5,713   $(20,609)(d) $53,972
                               =======  =======   ======   ========     =======
FOR THE YEAR ENDED DECEMBER
          31, 1997
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............   $12,893  $ 4,651   $  --    $    --      $17,544
                               =======  =======   ======   ========     =======
 Estimated Obsolete Materi-
  als.......................   $12,302  $62,000   $  --    $(32,559)(b) $41,743
                               =======  =======   ======   ========     =======
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....   $32,522  $ 2,410   $  --    $ (2,910)(c) $32,022
                               =======  =======   ======   ========     =======
 Accumulated provision for
  injuries and damages......   $53,972  $ 8,565   $4,939   $(18,213)(d) $49,263
                               =======  =======   ======   ========     =======

Notes:
(a) Bad debt losses, net of recoveries, and provisions for uncollectible accounts were charged to operating expense and amounted to $50,574,000, $41,846,000 and $26,278,000 in 1997, 1996 and 1995, respectively.
(b) Write-off of obsolete materials.
(c) Expenditures for site investigation and cleanup costs.
(d) Payments of claims and related costs.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO AND STATE OF ILLINOIS ON THE 27TH DAY OF MARCH, 1998.
                                     UNICOM CORPORATION
                                                 John W. Rowe
                                     By
                                       --------------------------------
                                           John W. Rowe, Chairman,
                                        President and Chief Executive
                                                   Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 27TH DAY OF MARCH, 1998.
         SIGNATURE
----------------------------
                                        TITLE
                                ---------------------

        John W. Rowe            Chairman, President and
----------------------------     Chief Executive Officer
        John W. Rowe             and Director (principal
                                 executive officer)
      John C. Bukovski
----------------------------    Senior Vice
      John C. Bukovski           President(principal
                                 financial officer)
     Robert E. Berdelle         Comptroller  (principal
----------------------------    accounting officer)
     Robert E. Berdelle

   Edward A. Brennan*           Director
   James W. Compton*            Director
   Bruce DeMars*                Director
   Sue L. Gin*                  Director
   Donald P. Jacobs*            Director
   Edgar D. Jannotta*           Director

         David A. Scholz
*By
  --------------------------------
  David A. Scholz, Attorney-in-
               fact

       [Signature page to Unicom Corporation Annual Report on Form 10-K]

                              SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF CHICAGO AND STATE OF ILLINOIS ON THE 27TH DAY OF MARCH, 1998.
                                     COMMONWEALTH EDISON COMPANY
                                                 John W. Rowe
                                     By
                                       --------------------------------
                                           John W. Rowe, Chairman,
                                        President and Chief Executive
                                                   Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON THE 27TH DAY OF MARCH, 1998.
         SIGNATURE
----------------------------
                                        TITLE
                                ---------------------

        John W. Rowe            Chairman, President and
----------------------------     Chief Executive Officer
        John W. Rowe             and Director (principal
                                 executive officer)
      John C. Bukovski
----------------------------    Senior Vice
      John C. Bukovski           President(principal
                                 financial officer)
     Robert E. Berdelle         Comptroller (principal
----------------------------     accounting officer)
     Robert E. Berdelle

   Edward A. Brennan*           Director
   James W. Compton*            Director
   Bruce DeMars*                Director
   Sue L. Gin*                  Director
   Donald P. Jacobs*            Director
   Edgar D. Jannotta*           Director

         David A. Scholz
*By
  --------------------------------
  David A. Scholz, Attorney-in-
               fact

   [Signature page to Commonwealth Edison Company Annual Report on Form 10-K]

                                                    Unicom Corporation and
                                                    Commonwealth Edison Company
                                                    Form 10-K
                                                    File Nos. 1-11375 and 1-1839

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

     (3)-3     By-Laws of Unicom Corporation, effective January
                28, 1994 as amended through March 11, 1998.          x

     (3)-4     By-Laws of Commonwealth Edison Company, effective
                September 2, 1988 as amended through March 11,
                1998.                                                       x

     *(4)-1    Mortgage of ComEd to Illinois Merchants Trust
                Company, Trustee (Harris Trust and Savings Bank,
                as current successor Trustee), dated July 1,
                1923, Supplemental Indenture thereto dated Au-
                gust 1, 1944, and amendments and supplements
                thereto dated, respectively, August 1, 1946,
                April 1, 1953, March 31, 1967, April 1, 1967,
                July 1, 1968, October 1, 1968, February 28, 1969,
                May 29, 1970, January 1, 1971, June 1, 1971,
                May 31, 1972, June 1, 1973, June 15, 1973,
                October 15, 1973, May 31, 1974, June 13, 1975,
                May 28, 1976, January 15, 1977 and June 3, 1977
                (File No. 2-60201, Form S-7, Exhibit 2-1).                  x

     *(4)-2    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, May 17, 1978, August
                31, 1978, June 18, 1979, June 20, 1980, April
                16, 1981, April 30, 1982, April 15, 1983, April
                13, 1984 and April 15, 1985 (File No. 2-99665,
                Form S-3, Exhibit (4)-3).                                   x

     Exhibit
     Number                 Description of Document                Unicom ComEd
     -------   -------------------------------------------------   ------ -----
     *(4)-3    Supplemental Indenture to Mortgage dated July 1,
                1923 dated April 15, 1986 (File No. 33-6879,
                Form S-3, Exhibit (4)-9).                                   x

     *(4)-4    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, February 15, 1990 and
                June 15, 1990 (File No. 33-38232, Form S-3, Ex-
                hibits (4)-11 and (4)-12).                                  x

     *(4)-5    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 1, 1991, October
                1, 1991 and October 15, 1991 (File No. 33-44018,
                Form S-3, Exhibits (4)-12, (4)-13 and (4)-14).              x

     *(4)-6    Supplemental Indenture to Mortgage dated July 1,
                1923 dated February 1, 1992 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (4)-18).                                            x

     *(4)-7    Supplemental Indenture to Mortgage dated July 1,
                1923 dated May 15, 1992 (File No. 33-48542, Form
                S-3, Exhibit (4)-14).                                       x

     *(4)-8    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, July 15, 1992 and
                September 15, 1992 (File No. 33-53766, Form S-3,
                Exhibits (4)-13 and (4)-14).                                x

     *(4)-9    Supplemental Indenture to Mortgage dated July 1,
                1923 dated February 1, 1993 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1992,
                Exhibits (4)-14).                                           x

     *(4)-10   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 1, 1993 and
                April 15, 1993 (File No. 33-64028, Form S-3, Ex-
                hibits (4)-12 and (4)-13).                                  x

     *(4)-11   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 15, 1993 and July
                1, 1993 (File No. 1-1839, Form 8-K dated May 21,
                1993, Exhibits (4)-1 and (4)-2).                            x

     *(4)-12   Supplemental Indenture to Mortgage dated July 1,
                1923 dated July 15, 1993 (File No. 1-1839, Form
                10-Q for the quarter ended June 30, 1993, Ex-
                hibit (4)-1).                                               x

     *(4)-13   Supplemental Indenture to Mortgage dated July 1,
                1923 dated January 15, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1993,
                Exhibit (4)-15).                                            x

     *(4)-14   Supplemental Indenture to Mortgage dated July 1,
                1923 dated December 1, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1994,
                Exhibit (4)-16).                                            x

     *(4)-15   Supplemental Indenture to Mortgage dated July 1,
                1923 dated June 1, 1996. (File No. 1-1839, Form
                10-K for the year ended December 31, 1996, Ex-
                hibit (4)-16).                                              x

     Exhibit
     Number                 Description of Document                Unicom ComEd
     -------   -------------------------------------------------   ------ -----
     *(4)-16   Instrument of Resignation, Appointment and Ac-
                ceptance dated January 31, 1996, under the pro-
                visions of the Mortgage dated July 1, 1923, and
                Indentures Supplemental thereto (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1995, Exhibit (4)-28).                                      x

     *(4)-17   Instrument dated as of January 31, 1996, for
                trustee under the Mortgage dated July 1, 1923
                and Indentures Supplemental thereto (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1995, Exhibit (4)-29).                                      x

     *(4)-18   Indentures of ComEd to The First National Bank of
                Chicago, Trustee (Amalgamated Bank of Chicago,
                as current successor Trustee), dated April 1,
                1949, October 1, 1949, October 1, 1950, October
                1, 1954, January 1, 1958, January 1, 1959 and
                December 1, 1961 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1982, Exhibit (4)-
                20).                                                        x

     *(4)-19   Indenture of ComEd dated February 15, 1973 to The
                First National Bank of Chicago, Trustee (LaSalle
                National Bank, successor Trustee), and Supple-
                mental Indenture thereto dated July 13, 1973
                (File No. 2-66100, Form S-16, Exhibit (b)-2).               x

     *(4)-20   Indenture dated as of September 1, 1987 between
                ComEd and Citibank, N.A., Trustee relating to
                Notes (File No. 33-20619, Form S-3, Exhibit (4)-
                13).                                                        x

     *(4)-21   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated July 14, 1989 (File No. 33-
                32929, Form S-3, Exhibit (4)-16).                           x

      (4)-22   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated January 1, 1997.                          x

     *(4)-23   Credit Agreement dated as of October 1, 1991,
                among ComEd, as borrower, the Banks named
                therein and the other Lenders from time to time
                parties thereto, and Citibank, N.A. (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1991, Exhibit (4)-27).                                      x

     Exhibit
     Number                 Description of Document                Unicom ComEd
     -------   -------------------------------------------------   ------ -----
     *(4)-24   Credit Agreement dated as of October 1, 1991,
                among ComEd, as borrower, the Banks named
                therein and the other Lenders from time to time
                parties thereto, and Citibank, N.A. (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1991, Exhibit (4)-28).                                      x

      (4)-25   Letter Agreement dated as of September 29, 1997,
                among ComEd and certain of the Banks party to
                the Credit Agreement dated as of October 1,
                1991.                                                       x

     *(4)-26   Amended and Restated Credit Agreement dated as of
                November 15, 1996, among Unicom Enterprises, the
                Banks Named Therein and Citibank, N.A. (File No.
                1-11375, Form 10-K for the year ended December
                31, 1996, Exhibit (4)-31).                           x

     *(4)-27   Amended and Restated Guaranty dated as of Novem-
                ber 15, 1996, by Unicom in favor of the Lenders
                and LC Banks parties to the aforementioned
                Credit Agreement with Unicom Enterprises (File
                No. 1-11375, Form 10-K for the year ended Decem-
                ber 31, 1996, Exhibit (4)-32).                       x

     *(4)-28   Indenture dated September 1, 1995 between ComEd
                and Wilmington Trust Company. (File No. 1-1839,
                Form 10-K for the year ended December 31, 1996,
                Exhibit (4)-34).                                            x

     *(4)-29   First Supplemental Indenture dated September 19,
                1995 to Indenture dated September 1, 1995. (File
                No. 1-1839, Form 10-K for the year ended Decem-
                ber 31, 1996, Exhibit (4)-35).                              x

     *(4)-30   Second Supplemental Indenture dated January 24,
                1997 to Indenture dated September 1, 1995. (File
                No. 1-1839, Form 10-K for the year ended Decem-
                ber 31, 1996, Exhibit (4)-36).                              x

     *(4)-31   Rights Agreement dated as of February 2, 1998
                between Unicom Corporation and First Chicago
                Trust Company of New York, as Rights Agent, which
                includes as Exhibit A the Form of Rights
                Certificate and as Exhibit B, the Summary of
                Rights to Purchase Common Stock (File No.
                1-11375, Current Report on Form 8-K dated
                February 2, 1998, Exhibit 4).                        x

     *(10)-1   Nuclear Fuel Lease Agreement dated as of November
                23, 1993, between CommEd Fuel Company, Inc., as
                Lessor, and ComEd, as Lessee (File No. 1-1839,
                Form 10-K for the year ended December 31, 1993,
                Exhibit (10)-1).                                            x

     +*(10)-2  Unicom Corporation Amended and Restated Long-Term
                Incentive Plan (File No. 1-11375, Unicom Proxy
                Statement dated April 9, 1997, Exhibit A).           x

     +*(10)-3  1995 Long-Term Performance Unit Award for
                Executive and Group Level Employees Payable in
                1998 under the Unicom Corporation Long-Term
                Incentive Plan, as amended (File Nos. 1-11375 and
                1-1839, Form 10-K for the year ended December
                31, 1995, Exhibit (10)-6).                           x      x

     Exhibit
     Number                 Description of Document                Unicom ComEd
     -------   -------------------------------------------------   ------ -----
     +*(10)-4  1996 Long-Term Performance Unit Award for Execu-
                tive and Group Level Employees Payable in 1999
                under the Unicom Corporation Long-Term Incentive
                Plan (File Nos. 1-11375 and 1-1839, Form 10-K
                for the year ended December 31, 1995, Exhibit
                (10)-9).                                             x      x

     +*(10)-5  1997 Long-Term Performance Unit Award for Execu-
                tive and Group Level Employees Payable in 2000
                under the Unicom Corporation Long-Term Incentive
                Plan. (File Nos. 1-11375 and 1-1839, Form 10-K
                for the year ended December 31, 1996, Exhibit
                (10)-12).                                            x      x

      +(10)-6  1998 Long-Term Performance Unit Award for
                Executive and Group Level Employees Payable in
                2001 under the Unicom Corporation Long-Term
                Incentive Plan.                                      x      x

     +*(10)-7  Unicom Corporation General Provisions Regarding
                1996 Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan.
                (File Nos. 1-11375 and 1-1839, Form 10-K for the
                year ended December 31, 1996, Exhibit (10)-9).       x      x

     +*(10)-8  Unicom Corporation General Provisions Regarding
                1996B Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan.
                (File Nos. 1-11375 and 1-1839, Form 10-K for the
                year ended December 31, 1996, Exhibit (10)-11).      x      x

      +(10)-9  Unicom Corporation General Provisions Regarding
                Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan
                (Effective July 10, 1997).                           x      x

     +*(10)-10 1997 Annual Incentive Award for Managment
                Employees under the Unicom Corporation Long-Term
                Incentive Plan. (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1996,
                Exhibit (10)-13).                                    x      x

     +*(10)-11 1997 Award to Mr. O'Connor, Mr. Mullin and Mr.
                Skinner under the Unicom Corporation Long-Term
                Incentive Plan.                                      x      x

      +(10)-12 1998 Annual Incentive Award for Management
                Employees under the Unicom Corporation Long-Term
                Incentive Plan.                                      x      x

     +*(10)-13 Unicom Corporation Deferred Compensation Unit
                Plan, as amended (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1995,
                Exhibit (10)-12).                                    x      x

     +*(10)-14 Deferred Compensation Plan (included in Article
                Five of Exhibit (3)-2 above).                               x

     +*(10)-15 Management Incentive Compensation Plan, effective
                January 1, 1989 (File No. 1-1839, Form 10-K for the year ended December 31, 1988, Exhibit (10)-
                4).                                                         x

     +*(10)-16 Amendments to Management Incentive Compensation
                Plan, dated December 14, 1989 and March 21, 1990
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1989, Exhibit (10)-5).                         x

     Exhibit
     Number                 Description of Document                Unicom ComEd
     -------   -------------------------------------------------   ------ -----
     +*(10)-17 Amendment to Management Incentive Compensation
                Plan, dated March 21, 1991 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (10)-6).                                            x

     +*(10)-18 Retirement Plan for Directors, effective Septem-
                ber 1, 1994, as amended through March 12, 1997.
                (File No. 1-11375, Form 10-K for the year ended
                December 31, 1996, Exhibit (10)-19).                 x

     +*(10)-19 Retirement Plan for Directors, effective January
                1, 1987, as amended through March 12, 1997.
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1996, Exhibit (10)-20)                         x

     +*(10)-20 Unicom Corporation 1996 Directors' Fee Plan (File
                No. 1-11375, Unicom Proxy Statement dated April
                8, 1996, Appendix A).                                x      x

     +*(10)-21 Executive Group Life Insurance Plan (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1980, Exhibit (10)-3).                                      x

     +*(10)-22 Amendment to the Executive Group Life Insurance
                Plan (File No. 1-1839, Form 10-K for the year
                ended December 31, 1981, Exhibit (10)-4).                   x

     +*(10)-23 Amendment to the Executive Group Life Insurance
                Plan dated December 12, 1986 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1986,
                Exhibit (10)-6).                                            x

     +*(10)-24 Amendment of Executive Group Life Insurance Plan
                to implement program of "split dollar life in-
                surance" dated December 13, 1990 (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1990, Exhibit (10)-10).                                     x

     +*(10)-25 Commonwealth Edison Company Supplemental Manage-
                ment Retirement Plan (File No. 1-1839, Form 10-K for the year ended December 31, 1985, Exhibit
                (10)-6).                                                    x

     +*(10)-26 Amendment of Executive Group Life Insurance Plan
                to stabilize the death benefit applicable to
                participants dated July 22, 1992 (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1992, Exhibit (10)-13).                                     x

     +*(10)-27 Letter Agreement dated December 16, 1992 between
                ComEd and Samuel K. Skinner (File No. 1-1839,
                Form 10-K for the year ended December 31, 1992,
                Exhibit (10)-14).                                           x

     +*(10)-28 Amendment dated May 31, 1995 to Letter Agreement dated December 16, 1992 between ComEd and Samuel
                K. Skinner (File No. 1-1839, Form 10-K for the
                year ended December 31, 1995, Exhibit (10)-27).             x

     +*(10)-29 Amendments dated December 11, 1996 and March 24,
                1997 to Letter Agreement dated December 16, 1992
                between ComEd and Samuel K. Skinner. (File No.
                1-1839, Form 10-K for the year ended December
                31, 1996, Exhibit (10)-30).                                 x

     +*(10)-30 Letter Agreement dated November 14, 1995 between
                ComEd and Leo F. Mullin (File No. 1-1839, Form
                10-K for the year ended December 31, 1995, Ex-
                hibit (10)-28).                                             x

     Exhibit
     Number                 Description of Document                Unicom ComEd
     -------   -------------------------------------------------   ------ -----
     +*(10)-31 Amendment dated March 24, 1997 to Letter Agree-
                ment dated November 14, 1995 between ComEd and
                Leo F. Mullin. (File No. 1-1839, Form 10-K for
                the year ended December 31, 1996, Exhibit (10)-
                32).                                                        x

     +*(10)-32 Commonwealth Edison Company Excess Benefit Sav-
                ings Plan (File No. 1-1839, Form 10-Q for the
                quarter ended June 30, 1994, Exhibit (10)-2).               x

     +*(10)-33 Amendment No. 1 to Commonwealth Edison Company
                Excess Benefit Savings Plan dated May 24, 1995
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1995, Exhibit (10)-30).                        x

      +(10)-34 Amendment No. 2 to Commonwealth Edison Company
                Excess Benefit Savings Plan effective as of
                September 1, 1997.                                          x

     +*(10)-35 Unicom Corporation Stock Bonus Deferral Plan
                (File Nos. 1-11375 and 1-1839, Form 10-K for the
                year ended December 31, 1995, Exhibit (10)-31).      x      x

      +(10)-36 Amendment No. 1 to Unicom Corporation Stock
                Bonus Deferral Plan dated January 3, 1997.           x      x

      +(10)-37 Form of Stock Award Agreement under the Unicom
                Corporation Long-Term Incentive Plan.                x      x

     (12)      Statement re computation of ratios of earnings to
                fixed charges and ratios of earnings to fixed
                charges and preferred and preference stock divi-
                dend requirements for ComEd.                                x

     (18)      Letter from independent public accountants
                regarding change in accounting principle.
                                                                     x      x

     (21)-1    Subsidiaries of Unicom.                               x

     (21)-2    Subsidiaries of ComEd.                                       x

     (23)-1    Consent of experts for Unicom.                        x

     (23)-2    Consent of experts for ComEd.                                x

     (24)-1    Powers of attorney of Directors whose names are
                signed to the Unicom Annual Report on Form 10-K
                pursuant to such powers.                             x

     (24)-2    Powers of attorney of Directors whose names are
                signed to the ComEd Annual Report on Form 10-K
                pursuant to such powers.                                    x

     (99)-1    Unicom's Current Report on Form 8-K dated January
                30, 1998.                                            x

     (99)-2    ComEd's Current Report on Form 8-K dated January
                30, 1998.                                                   x

    Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Unicom and ComEd hereby agree to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt of ComEd not filed as an exhibit herein. No such instrument authorizes securities in excess of 10% of the total assets of ComEd.