Form 10-Q
period 1998-03-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1998-05-15
CIK 918040, 22606

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

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

Common Stock outstanding at April 30, 1998:
    Unicom Corporation                           216,906,113 shares
    Commonwealth Edison Company                  214,234,975 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                        QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1998 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward looking statements; and reference is made to page 67-68 for the location and character of such statements.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Operations for the three months and twelve
     months ended March 31, 1998 and 1997................................     5
    Consolidated Balance Sheets--March 31, 1998 and December 31, 1997....   6-7
    Statements of Consolidated Capitalization--March 31, 1998 and
     December 31, 1997 ..................................................     8
    Statements of Consolidated Retained Earnings (Deficit) for the three
     months and twelve months ended March 31, 1998 and 1997..............     9
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 1998 and 1997................................    10
    Notes to Financial Statements........................................ 11-36
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 37-52
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    54
    Statements of Consolidated Operations for the three months and twelve
     months ended March 31, 1998 and 1997................................    55
    Consolidated Balance Sheets--March 31, 1998 and December 31, 1997.... 56-57
    Statements of Consolidated Capitalization--March 31, 1998 and
     December 31, 1997...................................................    58
    Statements of Consolidated Retained Earnings (Deficit) for the three
     months and twelve months ended March 31, 1998 and 1997..............    59
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 1998 and 1997................................    60
    Notes to Financial Statements........................................ 61-65
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    66
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 67-68
  Item 6. Exhibits and Reports on Form 8-K............................... 68-69
SIGNATURES...............................................................    70

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          TERM                                  MEANING
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997
 AFUDC                  Allowance for funds used during construction
 APB                    Accounting Principles Board
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 CFC                    Chlorofluorocarbon
 Clean Air Amendments   Clean Air Act Amendments of 1990
 ComEd                  Commonwealth Edison Company
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 EPS                    Earnings per Share
 ESPP                   Employee Stock Purchase Plan
 FAC                    Fuel adjustment clause
 FASB                   Financial Accounting Standards Board
 FERC                   Federal Energy Regulatory Commission
 FERC Order             FERC Open Access Order No. 888 issued in April 1996
 GAAP                   Generally Accepted Accounting Principles
 ICC                    Illinois Commerce Commission
 IDR                    Illinois Department of Revenue
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 ISO                    Independent System Operator
 MGP                    Manufactured gas plant
 NEIL                   Nuclear Electric Insurance Limited
 NERC                   North American Electric Reliability Council
 NML                    Nuclear Mutual Limited
 NPL                    National Priorities List
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 Rate Order             ICC rate order issued in January 1995, as subsequently
                         modified
 SEC                    Securities and Exchange Commission
 SFAS                   Statement of Financial Accounting Standards
 S&P                    Standard & Poor's
 Trusts                 ComEd Financing I and ComEd Financing II, ComEd
                         subsidiaries
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom subsidiary

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of March 31, 1998 and December 31, 1997, and the related statements of consolidated operations, retained earnings (deficit) and cash flows for the three-month and twelve-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of March 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 3, effective January 1, 1997, the Company changed its method of accounting for revenue recognition.



                                            Arthur Andersen LLP
Chicago, Illinois
May 11, 1998

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months and twelve months ended March 31, 1998 and 1997 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31                 MARCH 31
                                ----------------------  -----------------------
                                   1998        1997        1998         1997
                                ----------  ----------  -----------  ----------
                                     (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues............  $1,712,235  $1,670,812  $ 7,124,445  $6,923,908
                                ----------  ----------  -----------  ----------
Operating Expenses and Taxes:
 Fuel.........................  $  231,376  $  309,068  $ 1,161,746  $1,182,948
 Purchased power..............     220,730      64,307      556,478     178,167
 Operation and maintenance....     568,996     570,246    2,437,138   2,218,437
 Depreciation.................     248,902     249,860      988,859     972,636
 Recovery of regulatory
  assets......................         --        3,818       11,454      15,272
 Taxes (except income)........     207,426     201,198      807,114     766,490
 Income taxes.................      51,551      65,253      304,076     443,327
 Investment tax credits
  deferred--net ..............      (7,160)     (7,897)     (30,278)    (34,109)
                                ----------  ----------  -----------  ----------
                                $1,521,821  $1,455,853  $ 6,236,587  $5,743,168
                                ----------  ----------  -----------  ----------
Operating Income..............  $  190,414  $  214,959  $   887,858  $1,180,740
                                ----------  ----------  -----------  ----------
Other Income and (Deductions):
 Interest on long-term debt...  $ (112,754) $ (126,968) $  (473,819) $ (511,392)
 Interest on notes payable....      (5,809)     (1,951)     (12,992)    (11,007)
 Allowance for funds used
  during construction--
   Borrowed funds.............       1,576       4,052       16,079      18,580
   Equity funds...............       1,584       5,080       20,274      21,158
 Income taxes applicable to
  nonoperating activities.....       2,884         366       13,748       3,902
 Provision for dividends--
   Preferred and preference
    stocks of ComEd...........     (14,547)    (15,527)     (59,506)    (63,437)
   ComEd-obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trusts holding solely
    ComEd's subordinated debt
    securities................      (7,428)     (6,648)     (29,640)    (19,368)
 Loss on nuclear plant
  closure.....................         --          --      (885,611)        --
 Income tax effect of nuclear
  plant closure...............         --          --       362,952         --
 Miscellaneous--net...........      (2,205)     (7,646)     (90,559)    (24,291)
                                ----------  ----------  -----------  ----------
                                $ (136,699) $ (149,242) $(1,139,074) $ (585,855)
                                ----------  ----------  -----------  ----------
Net Income (Loss) Before
 Extraordinary Item and
 Cumulative Effect of Change
 in Accounting Principle......  $   53,715  $   65,717  $  (251,216) $  594,885
Extraordinary Loss Less
 Applicable Income Taxes......         --          --      (810,335)        --
Cumulative Effect of Change in
 Accounting Principle.........         --      196,700          --      196,700
                                ----------  ----------  -----------  ----------
Net Income (Loss).............  $   53,715  $  262,417  $(1,061,551) $  791,585
                                ==========  ==========  ===========  ==========
Average Number of Common
 Shares Outstanding...........     216,707     216,053      216,493     215,701
Basic and Diluted Earnings
 (Loss) Per Common Share:
  Earnings (Loss) Per Common
   Share Before Extraordinary
   Item and Cumulative Effect
   of Change in Accounting
   Principle..................  $     0.25  $     0.30  $     (1.15) $     2.76
  Extraordinary Loss Less
   Applicable Income Taxes....         --          --         (3.75)        --
  Cumulative Effect of Change
   in Accounting Principle....         --         0.91          --         0.91
                                ----------  ----------  -----------  ----------
  Earnings (Loss) Per Common
   Share......................  $     0.25  $     1.21  $     (4.90) $     3.67
                                ==========  ==========  ===========  ==========
Cash Dividends Declared per
 Common Share.................  $     0.40  $     0.40  $      1.60  $     1.60

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,   DECEMBER 31,
                       ASSETS                            1998          1997
                       ------                         -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,086 million
   and $1,131 million, respectively)................. $27,264,888  $27,519,365
  Less--Accumulated provision for depreciation.......  11,737,771   11,645,985
                                                      -----------  -----------
                                                      $15,527,117  $15,873,380
  Nuclear fuel, at amortized cost....................     929,631      906,043
                                                      -----------  -----------
                                                      $16,456,748  $16,779,423
                                                      -----------  -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 2,087,093  $ 1,855,697
  Subsidiary companies...............................      41,259       41,830
  Other, at cost.....................................     240,043      216,243
                                                      -----------  -----------
                                                      $ 2,368,395  $ 2,113,770
                                                      -----------  -----------
Current Assets:
  Cash............................................... $    23,674  $    18,519
  Temporary cash investments.........................      89,714      102,702
  Other cash investments.............................      13,350          --
  Special deposits...................................         271          271
  Receivables--
    Customers........................................     882,114      873,418
    Other............................................      62,190      132,449
    Provisions for uncollectible accounts............     (17,432)     (17,544)
  Coal and fuel oil, at average cost.................     156,850      120,664
  Materials and supplies, at average cost............     257,272      255,338
  Deferred income taxes related to current assets and
   liabilities.......................................      64,134      179,553
  Prepayments and other..............................     135,929      126,088
                                                      -----------  -----------
                                                      $ 1,668,066  $ 1,791,458
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 1,452,013  $ 1,685,235
  Coal reserves......................................     167,524      194,769
  Other..............................................      76,273      135,095
                                                      -----------  -----------
                                                      $ 1,695,810  $ 2,015,099
                                                      -----------  -----------
                                                      $22,189,019  $22,699,750
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,  DECEMBER 31,
            CAPITALIZATION AND LIABILITIES                1998         1997
            ------------------------------             ----------- ------------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 4,887,890 $ 4,918,687
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........     506,920     507,053
    Subject to mandatory redemption requirements......     174,328     174,328
  ComEd-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely
   ComEd's subordinated debt securities*..............     350,000     350,000
  Long-term debt......................................   5,757,279   5,737,348
                                                       ----------- -----------
                                                       $11,676,417 $11,687,416
                                                       ----------- -----------
Current Liabilities:
  Notes payable....................................... $   379,650 $   158,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     410,996     775,296
  Accounts payable....................................     474,692     505,444
  Accrued interest....................................     141,077     169,559
  Accrued taxes.......................................     205,974     175,758
  Dividends payable...................................     103,942     107,001
  Customer deposits...................................      54,023      55,214
  Accrued plant closing costs.........................     119,641     135,000
  Other...............................................     135,585     165,177
                                                       ----------- -----------
                                                       $ 2,025,580 $ 2,246,599
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 3,772,503 $ 3,850,308
  Nuclear decommissioning liability for retired
   plants.............................................   1,202,600   1,301,000
  Accumulated deferred investment tax credits.........     587,490     602,122
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     701,756     692,673
  Obligations under capital leases of subsidiary com-
   panies.............................................     424,343     437,950
  Regulatory liabilities..............................     607,623     698,750
  Other...............................................   1,190,707   1,182,932
                                                       ----------- -----------
                                                       $ 8,487,022 $ 8,765,735
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 22)
                                                       $22,189,019 $22,699,750
                                                       =========== ===========

  *As described in Note 11 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. The sole asset of ComEd Financing II, also a subsidiary trust of ComEd, is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027.

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       MARCH 31,    DECEMBER
                                                         1998       31, 1997
                                                      -----------  -----------
                                                      (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--216,841,318 shares and 216,659,480
    shares, respectively (excludes $9 million and $7
    million as of March 31, 1998 and December 31,
    1997, respectively, held by trustee for Unicom
    Stock Bonus Deferral Plan)....................... $ 4,945,437  $ 4,943,211
  Preference stock expense of ComEd..................      (3,340)      (3,340)
  Retained earnings (deficit)........................     (54,207)     (21,184)
                                                      -----------  -----------
                                                      $ 4,887,890  $ 4,918,687
                                                      -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957  $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--61,724 shares and 65,912 shares,
      respectively...................................       1,963        2,096
    Prior preferred stock, cumulative, $100 par value
     per share-- No shares outstanding...............         --           --
                                                      -----------  -----------
                                                      $   506,920  $   507,053
                                                      -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--2,058,560 shares................... $   205,016  $   205,016
    Current redemption requirements for preference
     stock included in current liabilities...........     (30,688)     (30,688)
                                                      -----------  -----------
                                                      $   174,328  $   174,328
                                                      -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely
 ComEd's Subordinated Debt Securities................ $   350,000  $   350,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1998 through 2002--6.00% to 9 3/8%...... $   880,000  $ 1,060,000
    Maturing 2003 through 2012--3.70% to 8 3/8%......   1,440,400    1,440,400
    Maturing 2013 through 2022--5.85% to 9 7/8%......   1,791,000    1,791,000
    Maturing 2023--7 3/4% to 8 3/8%..................     560,000      560,000
                                                      -----------  -----------
                                                      $ 4,671,400  $ 4,851,400
  Sinking fund debentures, due 1999 through 2011--2
   3/4% to 7 5/8%....................................      98,298      100,298
  Pollution control obligations, due 2007 through
   2014--3.65% to 5 7/8%.............................     142,200      142,200
  Other long-term debt...............................   1,034,310    1,193,818
  Deposit for retirement of long-term debt...........      (4,064)         --
  Current maturities of long-term debt included in
   current liabilities...............................    (139,413)    (503,909)
  Unamortized net debt discount and premium..........     (45,452)     (46,459)
                                                      -----------  -----------
                                                      $ 5,757,279  $ 5,737,348
                                                      -----------  -----------
                                                      $11,676,417  $11,687,416
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS (DEFICIT)

                                 THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                      MARCH 31                MARCH 31
                                 --------------------  -----------------------
                                   1998       1997        1998         1997
                                 --------  ----------  -----------  ----------
                                           (THOUSANDS OF DOLLARS)
Balance at Beginning of Period.. $(21,184) $1,177,997  $ 1,353,931  $  907,723
Add--Net income (loss)..........   53,715     262,417   (1,061,551)    791,585
                                 --------  ----------  -----------  ----------
                                 $ 32,531  $1,440,414  $   292,380  $1,699,308
                                 --------  ----------  -----------  ----------
Deduct--
   Cash dividends declared on
    common stock................ $ 86,739  $   86,484  $   346,479  $  345,274
   Other capital stock transac-
    tions--net..................       (1)         (1)         108         103
                                 --------  ----------  -----------  ----------
                                 $ 86,738  $   86,483  $   346,587  $  345,377
                                 --------  ----------  -----------  ----------
Balance at End of Period (In-
 cludes $298 million of appro-
 priated retained earnings at
 March 31, 1998)................ $(54,207) $1,353,931  $   (54,207) $1,353,931
                                 ========  ==========  ===========  ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                 THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                      MARCH 31                MARCH 31
                                 --------------------  ------------------------
                                   1998       1997        1998         1997
                                 ---------  ---------  -----------  -----------
                                           (THOUSANDS OF DOLLARS)
Cash Flow From Operating Activ-
 ities:
 Net income (loss).............  $  53,715  $ 262,417  $(1,061,551) $   791,585
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
   Depreciation and amortiza-
    tion.......................    262,010    259,455    1,038,826    1,009,045
   Deferred income taxes and
    investment tax credits--
    net........................     26,681     (7,972)    (310,389)     105,465
   Extraordinary loss related
    to write-off of certain net
    regulatory assets..........        --         --       810,335          --
   Cumulative effect of a
    change in accounting prin-
    ciple......................        --    (196,700)         --      (196,700)
   Loss on nuclear plant clo-
    sure.......................        --         --       885,611          --
   Provisions/(payments) for
    revenue refunds............    (34,504)       --        10,966          --
   Equity component of
    allowance for funds used
    during construction........     (1,584)    (5,080)     (20,274)     (21,158)
   Recovery of regulatory as-
    sets.......................        --       3,818       11,454       15,272
   Provisions/(payments) for
    liability for separation
    costs--net.................      7,425       (626)      24,037        1,790
   Net effect on cash flows of
    changes in:
     Receivables...............     61,451    101,676      (16,142)      54,338
     Coal and fuel oil.........    (36,186)   (32,275)      15,787      (27,970)
     Materials and supplies....     (5,221)       (30)      36,468       10,627
     Accounts payable excluding
      separation costs--net....    (37,367)   (41,348)       8,752      (16,410)
     Accrued interest and tax-
      es.......................      1,734     55,365      (71,534)     (32,922)
     Other changes in certain
      current assets and
      liabilities..............     18,790     36,421      276,415      194,468
   Other--net..................     49,495     83,783      136,546      146,601
                                 ---------  ---------  -----------  -----------
                                 $ 366,439  $ 518,904  $ 1,775,307  $ 2,034,031
                                 ---------  ---------  -----------  -----------
Cash Flow From Investing Activ-
 ities:
 Construction expenditures.....  $(172,951) $(234,481) $  (981,782) $  (928,199)
 Nuclear fuel expenditures.....    (60,549)   (48,773)    (197,149)    (296,187)
 Sale of generating plants.....    177,454        --       238,245          --
 Equity component of allowance
  for funds used during
  construction.................      1,584      5,080       20,274       21,158
 Contributions to nuclear
  decommissioning funds........    (80,077)   (80,181)    (114,721)    (116,284)
 Other investments and special
  deposits.....................    (17,519)   (29,939)        (827)     (31,756)
                                 ---------  ---------  -----------  -----------
                                 $(152,058) $(388,294) $(1,035,960) $(1,351,268)
                                 ---------  ---------  -----------  -----------
Cash Flow From Financing Activ-
 ities:
 Issuance of securities--
  Long-term debt...............  $  25,000  $ 297,663  $    90,000  $   549,565
  ComEd-obligated mandatorily
   redeemable preferred
   securities of subsidiary
   trusts holding solely
   ComEd's subordinated debt
   securities..................        --     150,000          --       150,000
  Capital stock................      4,223      5,777       14,223       22,896
 Retirement and redemption of
  securities--
  Long-term debt...............   (366,509)  (503,883)    (599,366)    (935,827)
  Capital stock................       (133)      (199)     (44,045)     (44,687)
 Deposits and securities held
  for retirement and
  redemption of securities.....     (4,064)    (2,331)      (1,733)       1,287
 Premium paid on early redemp-
  tion of long-term debt.......        --      (9,500)         --        (9,500)
 Cash dividends paid on common
  stock........................    (86,610)   (86,321)    (346,225)    (344,892)
 Proceeds from sale/leaseback
  of nuclear fuel..............     16,565     44,470      122,049      236,875
 Nuclear fuel lease principal
  payments.....................    (32,186)   (49,550)    (149,048)    (205,241)
 Increase (Decrease) in short-
  term borrowings..............    221,500      1,000      249,900     (105,800)
                                 ---------  ---------  -----------  -----------
                                 $(222,214) $(152,874) $  (664,245) $  (685,324)
                                 ---------  ---------  -----------  -----------
Increase (Decrease) in Cash and
 Temporary Cash Investments....  $  (7,833) $ (22,264) $    75,102  $    (2,561)
Cash and Temporary Cash
 Investments at Beginning of
 Period........................    121,221     60,550       38,286       40,847
                                 ---------  ---------  -----------  -----------
Cash and Temporary Cash Invest-
 ments at End of Period........  $ 113,388  $  38,286  $   113,388  $    38,286
                                 =========  =========  ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  Corporate Structure and Basis of Presentation. Unicom is the parent holding company of ComEd and Unicom Enterprises. ComEd, a regulated electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary of Unicom and is engaged, through its subsidiaries, in energy service activities.

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

  Regulation. ComEd is subject to regulation as to accounting and ratemaking policies and practices by the ICC and FERC. ComEd's accounting policies and the accompanying consolidated financial statements conform to GAAP applicable to rate-regulated enterprises for the non-generation portion of its business, including the effects of the ratemaking process in accordance with SFAS No. 71, Accounting for the Effects of Certain Types of Regulation. Such effects on the non-generation portion of its business concern mainly the time at which various items enter into the determination of operating results in order to follow the principle of matching costs with the applicable revenues collected from or returned to customers through future rates. See Note 2 for information regarding the write-off of generation-related regulatory assets and liabilities in December 1997.

  ComEd's investment in generation-related net utility plant, including construction work in progress and nuclear fuel and excluding the decommissioning costs included in the accumulated provision for depreciation, not subject to cost-based rate regulation, was $12.2 billion and $12.4 billion at March 31, 1998 and December 31, 1997, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at March 31, 1998 and December 31, 1997 were as follows:

                                                        MARCH 31,  DECEMBER 31,
                                                           1998        1997
                                                        ---------- ------------
                                                        (THOUSANDS OF DOLLARS)
Regulatory assets:
  Deferred income taxes (1)............................ $  690,442  $  785,354
  Nuclear decommissioning costs--Dresden Unit 1 (2)....    263,955     268,369
  Nuclear decommissioning costs--Zion Units 1 and 2
   (3).................................................    447,231     579,777
  Unamortized loss on reacquired debt (4)..............     50,385      51,735
                                                        ----------  ----------
                                                        $1,452,013  $1,685,235
                                                        ==========  ==========
Regulatory liabilities:
  Deferred income taxes (1)............................ $  607,623  $  698,750
                                                        ==========  ==========

--------
(1) Recorded in compliance with SFAS No. 109, Accounting For Income Taxes, for non-generation related timing differences.
(2) Amortized over the period 1998 to 2011. See "Depreciation and
    Decommissioning" below for additional information.
(3) Amortized over the period 1998 to 2013. See "Depreciation and
    Decommissioning" below for additional information.
(4) Amortized over the remaining lives of the non-generation related long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

  Fuel Adjustment Clause. Pursuant to an option contained in the 1997 Act, ComEd filed a tariff on December 16, 1997 to eliminate its FAC as of January 1, 1997. The FAC provided for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs, as compared to the fuel and purchased energy costs included in ComEd's base rates. As authorized by the ICC, ComEd had recorded under or overrecoveries of allowable fuel and energy costs which, under the FAC, were recoverable or refundable in subsequent months. See Note 2 for additional information regarding the effects of eliminating the FAC. See Note 4 for information concerning FAC reconciliation proceedings for the years 1994 and 1996.

  Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and current interest on the one-time fee are presently being recovered through base rates. See Note 14 for additional information concerning the disposal of spent nuclear fuel, one-time fee and interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $67 million and $80 million for the three months ended March 31, 1998 and 1997, respectively, and $285 million and $338 million for the twelve months ended March 31, 1998 and 1997, respectively.

  The balance of nuclear fuel, at amortized cost, on the Consolidated Balance Sheets includes amounts to be recovered for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of March 31, 1998 and December 31, 1997, an asset related to the assessments of $152 million and $156 million, respectively, was recorded. As of March 31, 1998 and December 31, 1997, a corresponding liability of $144 million was recorded, of which $16 million was included in other current liabilities on the Consolidated Balance Sheets for each period.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Coal Reserves. At March 31, 1998 and December 31, 1997, ComEd had coal reserves of $263 million and $282 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd expects to recover from its customers the costs of the coal reserves, as coal is used for the generation of electricity, through base rates. Such fuel costs expected to be recovered within one year, amounting to $96 million and $87 million at March 31, 1998 and December 31, 1997, respectively, have been included in current assets as prepayments and other on the Consolidated Balance Sheets. ComEd expects to recover fully the costs of the coal reserves before the year 2001. See Note 22 for additional information concerning ComEd's coal commitments.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately 8 million as of March 31, 1998. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately 3 million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended March 31, 1998. ComEd had 3.4 million electric customers at March 31, 1998.

  Depreciation and Decommissioning. ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at average annual rates of 3.40% and 3.37% for the three months and twelve months ended March 31, 1998, respectively, of average depreciable utility plant and equipment, including the effects of additional depreciation on ComEd's nuclear generating units. Provisions for depreciation were at average annual rates of 3.36% and 3.31% for the three months and twelve months ended March 31, 1997, respectively, of average depreciable utility plant and equipment, including the effects of additional depreciation on ComEd's nuclear generating units. The annual rate for nuclear plant and equipment, excluding separately collected decommissioning costs and additional depreciation, is 2.88%. The additional depreciation on ComEd's nuclear generating units primarily relates to its steam generators at Byron Unit 1 and Braidwood Unit 1, which are expected to be replaced prior to year-end 1998. ComEd recorded additional depreciation charges relating to its nuclear generating units of $17 million and $61 million for the three months and twelve months ended March 31, 1998, respectively, and $15 million and $45 million for the three months and twelve months ended March 31, 1997, respectively.

  Nuclear plant decommissioning costs generally are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Decommissioning" under "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry's method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each generating station currently operating. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's 10 operating units have remaining current NRC license lives ranging from 8 to 30 years. ComEd's

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

Zion Station and its first nuclear unit, Dresden Unit 1, are retired and are expected to be dismantled beginning in the years 2014 and 2012, respectively, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study approved by the ICC, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $4.4 billion in current-year (1998) dollars, including a contingency allowance. ComEd estimates that it will expend approximately $11.6 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2034. Additionally, ComEd estimates that it will expend an aggregate of approximately $217 million in current-year (1998) dollars during the period 2000 through 2014 to maintain Zion Station in a secured mode until decommissioning begins. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The current estimated decommissioning costs include a contingency allowance, but, except at Dresden Unit 1, exclude amounts for spent fuel storage installations, which may be necessary to store spent fuel during the period beginning at the end of the NRC license life of the plants to the date when the DOE accepts the spent fuel for permanent storage. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs.

  In February 1998, the ICC approved a reduction in the annual decommissioning cost accrual from $109 million to $84 million. The reduction primarily reflects stronger than expected after-tax returns on the external trust funds in 1996 and lower than expected escalation in low level waste disposal costs, partially offset by the higher current-year cost estimates, including a contingency allowance.

  The approved annual decommissioning cost accrual of $84 million was determined using the following assumptions: the decommissioning cost estimate of $4.4 billion in current-year (1998) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.30% and 6.26%, respectively, and an escalation rate for future decommissioning costs of 4.1%. The annual accrual of $84 million provided over the current NRC license lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate approximately $11.6 billion.

  For the 10 operating nuclear units, decommissioning costs are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Operations and the Consolidated Balance Sheets, respectively. As of March 31, 1998, the total decommissioning costs included in the accumulated provision for depreciation were $1,710 million. For ComEd's retired nuclear unit, Dresden Unit 1, the total estimated liability at March 31, 1998 in current-year (1998) dollars of $369 million was recorded under nuclear decommissioning liability for

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES retired plants and the unrecovered portion of the liability of $264 million was recorded as a regulatory asset on the Consolidated Balance Sheets. For ComEd's retired Zion nuclear station, the total estimated liability at March 31, 1998 in current-year (1998) dollars of $834 million was recorded under nuclear decommissioning liability for retired plants and the unrecovered portion of the liability of $447 million was recorded as a regulatory asset on the Consolidated Balance Sheets. The total estimated liability related to Zion nuclear station, and the unrecovered portion of that liability, decreased from December 31, 1997 to March 31, 1998 due to the exclusion of estimated dry cask storage costs.

   Under Illinois law, decommissioning cost collections are required to be deposited into external trusts; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. At March 31, 1998, the past accruals that are required to be contributed to the external trusts aggregate $115 million. The fair value of funds accumulated in the external trusts at March 31, 1998 was $2,087 million, which includes pre-tax unrealized appreciation of $543 million. The earnings on the external trusts accumulate in the fund balance and accumulated provision for depreciation.

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

  AFUDC and Interest Capitalized. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program for the non-generation portion of its business. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 8.96% and 9.34% for the three months ended March 31, 1998 and 1997, respectively, and 9.29% and 9.15% for the twelve months ended March 31, 1998 and 1997, respectively. ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business. As a result, beginning in 1998, ComEd capitalizes interest costs on its generation-related construction work in progress and nuclear fuel in process. Interest costs capitalized were $2 million for the three months and twelve months ended March 31, 1998. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $140 million and $154 million for the three months ended March 31, 1998 and 1997, respectively, and $584 million and $621 million for the twelve months ended March 31, 1998 and 1997, respectively.

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt of ComEd are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from ComEd's reacquisition in connection with the refinancing of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates is deferred and amortized over the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES lives of the long-term debt issued to finance the reacquisition for non-generation related financings. See "Regulatory Assets and Liabilities" above and Note 2 for additional information.

  Stock Option Awards/Employee Stock Purchase Plan. Unicom has elected to adopt SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes only. Unicom accounts for its stock option awards and ESPP under APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 8 for additional information.

  Earnings per Share. Unicom has presented basic EPS on the Statements of Consolidated Operations for the three months and twelve months ended March 31, 1998 and 1997. Basic EPS and diluted EPS for the periods presented are the same. The diluted average number of common shares outstanding was 217,372,000 and 216,157,000 for the three months ended March 31, 1998 and 1997, respectively, and 216,493,000 and 215,805,000 for the twelve months ended March 31, 1998 and 1997, respectively.

  Energy Risk Management Contracts. In the normal course of business ComEd utilizes contracts for the forward sale and purchase of energy to manage effectively the utilization of its available generating capability. ComEd also utilizes put and call option contracts and energy swap arrangements to limit the market price risk associated with the forward commodity contracts. As ComEd does not currently utilize financial or commodity instruments for trading or speculative purposes, any gains or losses on forward commodity contracts are recognized when the underlying transactions affect earnings. Revenues and expenses associated with market price risk management contracts are amortized over the terms of such contracts.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on operating results. See Note 3 for information regarding the restatement of 1997 interim financial statements for a change in accounting principle.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 1998 and 1997 was as follows:

                               THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                    MARCH 31            MARCH 31
                               ------------------- -------------------
                                 1998      1997      1998      1997
                               --------- --------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow Infor-
 mation:
 Cash paid during the period
  for:
   Interest (net of amount
    capitalized).............. $ 154,881 $ 160,928 $ 506,003  $541,435
   Income taxes (net of re-
    funds).................... $     --  $   6,998 $ 258,803 $ 241,741
Supplemental Schedule of Non-
 Cash Investing and Financing
 Activities:
 Capital lease obligations
  incurred by subsidiary com-
  panies...................... $  17,996 $  46,397 $ 130,011 $ 241,879

  (2) ACCOUNTING EFFECTS RELATED TO THE 1997 ACT. On December 16, 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased-process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act, as it applies to ComEd, provides for, among other things, a 15% residential base rate reduction commencing on August 1, 1998, an additional 5% residential base rate reduction commencing on May 1, 2002, and customer access to other electric suppliers in a phased-in process. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES customers will occur after May 1, 2002. The 15% residential base rate reduction, commencing on August 1, 1998, is expected to reduce ComEd's operating revenues by approximately $160 million and $375 million in 1998 and 1999, respectively, compared to 1997 rate levels. ComEd is engaged in certain pricing experiments contemplated by the 1997 Act, which are expected to reduce ComEd's operating revenues by approximately $30 million and $60 million in 1998 and 1999, respectively, compared to 1997 rate levels; however, such reductions are expected to be offset by the effects of customer growth.

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

  Under the 1997 Act, utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select an alternative energy supplier can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based regulated rates. The 1997 Act also requires utilities to establish or join an ISO that will independently manage and control utility transmission systems. Additionally, the 1997 Act includes the leveling of certain regulatory requirements to permit operational flexibility, the leveling of certain regulatory and tax provisions as applied to various electric suppliers and a new, more stringent, liability standard applicable to ComEd in the event of a major outage.

  The 1997 Act also allows a portion of ComEd's future revenues, including tariffed rates and CTC revenues, to be segregated and used to support the issuance of securities by ComEd or a special purpose financing entity. The proceeds from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period commencing on August 1, 1998. On April 22, 1998, ComEd filed an application with the ICC seeking certain actions and approvals of the ICC under the 1997 Act in connection with the proposed issuance of up to $3.4 billion of such securities. ComEd plans to use the proceeds of the sale of such securities to refinance its debt and equity, and anticipates using between $750 million and $1.14 billion to repurchase shares of ComEd common stock held by Unicom. Unicom in turn will use the funds it receives from ComEd's share repurchase to repurchase publicly held shares of Unicom's common stock. At current market prices, this repurchase would involve between 22 million and 33 million shares, or 10 to 15 percent of Unicom's outstanding

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES common stock. The Boards of Directors of Unicom and ComEd have each approved the repurchase of up to 33 million shares of common stock. ComEd plans to use the remaining proceeds, net of transaction costs, to redeem preference stock and debt.

  As a result of the 1997 Act, prices for the supply of electric energy are expected to transition from cost-based, regulated rates to rates determined by competitive market forces. The CTC allows ComEd to recover a portion of any of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and potential asset dispositions.

  Because the 1997 Act is expected ultimately to lead to market-based pricing of electric generation services, ComEd discontinued SFAS No. 71 regulatory accounting practices for the generation portion of its business in December 1997. ComEd evaluated the regulatory assets and liabilities related to the generation portion of its business and determined that it was not probable that such costs would be recovered through the cash flows from the regulated portion of its business. Accordingly, the generation-related regulatory assets and liabilities were written off in the fourth quarter of 1997, resulting in an extraordinary charge of $810 million (after-tax), or $3.75 per common share. These write-offs related principally to previously incurred costs originally expected to be collected through future revenues, including income tax benefits previously flowed through to customers, deferred carrying charges on the Byron Unit 2 and Braidwood Units 1 and 2 nuclear generating plants, generation-related unamortized loss on reacquired debt and other miscellaneous generation-related costs. The regulatory asset for the unrecovered nuclear decommissioning costs of currently retired nuclear plants was not written off, as the 1997 Act provides for the ongoing recovery of decommissioning costs through regulated rates. See "Regulatory Assets and Liabilities" and "Depreciation and Decommissioning" in Note 1.

  Pursuant to an option contained in the 1997 Act, ComEd filed a tariff on December 16, 1997 to eliminate its FAC as of January 1, 1997. Under ComEd's regulated rates, the FAC provided for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs, as compared to the fuel and purchased energy costs included in ComEd's base rates. Elimination of the FAC required ComEd to refund to customers the net FAC charges billed during the calendar year 1997 of $25 million (after-tax), or $0.12 per common share. These costs, as well as deferred underrecovered energy costs of $19 million (after-tax), or $0.08 per common share which ComEd would have been entitled to recover if the FAC had remained in effect, were recorded as a reduction to operating results in the fourth quarter of 1997.
 As of March 31, 1998, ComEd's liability for revenue refunds was $11 million.

  Additionally, elimination of the FAC and a transition to market-based pricing for generation-related costs required ComEd to write down its investment in uranium-related properties. Projections of the market price for uranium indicate that the expected incremental costs of mining and milling uranium at such properties would exceed the expected market price for uranium. Such costs are not expected to be recoverable in a competitive market. A write down of ComEd's investment in uranium-related properties to realizable value resulted in a charge of $60 million (after-tax), or $0.28 per common share in December 1997.

  SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, establishes accounting standards for the impairment of long-lived assets, i.e., determining whether the costs of such assets are recoverable through future revenues. SFAS No. 121

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES also requires that regulatory assets, which are no longer probable of recovery through future revenue, be charged to operations. ComEd evaluated whether the recoverability of the costs of its generating stations has been impaired, as defined in SFAS No. 121. This evaluation was conducted to determine whether future revenues, including the collection of the CTC, expected to be recovered from electric supply services will be sufficient to cover the costs of its generating assets. Notwithstanding the retirement and write-off of Zion Station, as discussed in Note 5, ComEd has concluded, as a result of these studies, that impairment, as defined in SFAS No. 121, does not exist and that asset write downs are not necessary at this time. However, ComEd is engaged in an ongoing examination of its assets and operations. If ComEd retires or closes one or more additional generating plants prior to expected retirement dates, further write-offs will be required.

  (3) CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. In the fourth quarter of 1997, ComEd changed its accounting method for revenue recognition to record revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997. This change in accounting method increased operating results for the three months and twelve months ended March 31, 1997 to reflect the one-time cumulative effect of the change for years prior to 1997 of $197 million (after-tax), or $0.91 per common share. The results per common share for the first, second, third and fourth quarters of 1997, reflecting the results of restatement for the effect of the change in accounting principle, were $1.21, $0.03, $1.11 and $(6.29), respectively. The following pro forma information reflects the financial results for the twelve months ended March 31, 1997 as if the new accounting method had been in effect for the full twelve-month period, excluding the cumulative effect of a change in accounting principle (unaudited):

                                                               (THOUSANDS EXCEPT
                                                                PER SHARE DATA)
Net Income....................................................     $653,282
Earnings Per Common Share.....................................     $   3.03

  (4) RATE MATTERS. In January 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for an increase in ComEd's total revenues of approximately $302 million (excluding add-on revenue taxes) on an annual basis. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. The Rate Order was appealed by intervenors and ComEd to the Illinois Appellate Court, which issued a decision on May 30, 1997 affirming the Rate Order in all respects with the exception of two issues, which it remanded to the ICC for the purpose of providing further analysis. Those issues related to: (i) the manner in which certain costs were recovered and which customers should pay those costs, and (ii) the proper rate of return on common equity for ComEd. As of March 31, 1998, electric operating revenues of approximately $215 million would be subject to refund in connection with the remanded issues. On April 6, 1998, the ICC entered an order providing the analysis required by the Appellate Court and affirming the Rate Order and the associated $302 million revenue increase on an annual basis. The order is subject to a pending petition for rehearing and to appeal.

  Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994 and for the year 1995. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance. In March 1998, the ICC staff also filed testimony in the fuel reconciliation proceeding for 1994 proposing a refund of $36 million. The 1997 Act provides that the fuel reconciliation proceedings for 1994 and 1996 must be concluded by the end of 1998. If refunds are required in these proceedings, the refunds could

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES have a material adverse effect on results of operations. The 1997 Act also provides that, because ComEd eliminated its FAC effective January 1, 1997, the ICC shall not conduct a fuel reconciliation proceeding for the year 1997 or any subsequent years.

  See Note 2 for information regarding the 1997 Act and the elimination of ComEd's FAC.

  (5) CLOSURE AND SALE OF PLANTS. On January 14, 1998, the Boards of Directors of Unicom and ComEd authorized the permanent cessation of nuclear generation operations and retirement of facilities at ComEd's 2,080 megawatt Zion nuclear generating station. Such retirement resulted in a charge in the fourth quarter of 1997 of $523 million (after-tax), or $2.42 per common share. The decision to close Zion Station was a result of an ongoing analysis, which ComEd performed regarding the economic value of its generating assets in light of the expected changes in the manner in which electric energy is marketed and sold. The passage of the 1997 Act provided a clearer basis for evaluating the costs and benefits of alternative courses of action. In reaching the decision to cease nuclear generation operations at Zion Station, the Boards also considered the significant uncertainty associated with continued operation of the station due to the degradation of the steam generators and the expected operating costs associated with continued station operation.

  ComEd's fourth quarter 1997 financial results reflect a charge of $406 million (after-tax), representing the undepreciated costs of Zion Station (excluding the portion which will remain in use to provide voltage support), materials and supplies inventories, and nuclear fuel inventories. In addition, as required by GAAP, a liability for future closing costs associated with the retirement of Zion Station, excluding severance costs, was recorded resulting in a charge of $117 million (after-tax) in the fourth quarter of 1997. See
Note 17 for information regarding costs of voluntary employee separation plans.

  ComEd has completed the sale of two of its coal-fired generating stations, representing 1,598 megawatts of generating capacity, and has entered into exclusive 15-year purchased power agreements for the output of the stations. The sale of State Line Station was completed in December 1997, and the sale of Kincaid Station was completed in February 1998. The net proceeds of the sales, after income tax effects and closing costs, were approximately $190 million. The proceeds were used to retire or redeem existing debt in the first quarter of 1998.

  (6) AUTHORIZED SHARES AND VOTING RIGHTS AND STOCK RIGHTS OF CAPITAL STOCK. At March 31, 1998, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at March 31, 1998 were: preference stock--22,368,560 shares; $1.425 convertible preferred stock--61,724 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  Pursuant to a plan adopted by Unicom's Board of Directors on February 2, 1998, each share of Unicom's common stock carries the right (referred to herein as a "Right") to purchase one-thousandth of one share of Unicom's common stock at a purchase price of $100 per whole share of common stock, subject to adjustment. The Rights are tradable only with Unicom's common stock until they become exercisable. The Rights become exercisable upon the earlier of ten days following a public

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES announcement that a person (an "Acquiring Person") has acquired 15% or more of Unicom's outstanding common stock or ten business days (or such later date as may be determined by action of Unicom's Board of Directors) following the commencement of a tender or exchange offer which, if consummated, would result in a person or group becoming an Acquiring Person. The Rights are subject to redemption by Unicom at a price of $0.01 per Right, subject to certain limitations, and will expire on February 2, 2008. If a person or group becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, Unicom common stock at a 50% discount from the then current market price. If Unicom is acquired in a merger or other business combination transaction in which Unicom is not the survivor, or 50% or more of Unicom's assets or earning power is sold or transferred, each holder of a Right shall then have the right to receive, upon exercise, common stock of the acquiring company at a 50% discount from the then current market price of such common stock. Rights held by an Acquiring Person become void upon the occurrence of such events.

  See Note 2 regarding ComEd's application to the ICC for the proposed issuance of up to $3.4 billion of securities to refinance debt and equity, as permitted under the 1997 Act.

  (7) COMMON EQUITY. At March 31, 1998, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 3,003,279
      Employee Stock Purchase Plan....................................   507,567
      Shareholder Rights Plan.........................................   400,000
      Exchange for ComEd common stock not held by Unicom..............    94,476
      1996 Directors' Fee Plan........................................   176,639
                                                                       ---------
                                                                       4,181,961
                                                                       =========

  Common stock issued for the three months and twelve months ended March 31, 1998 and 1997 was as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    --------------------  --------------------
                                      1998       1997       1998       1997
                                    ---------  ---------  ---------  ---------
 Shares of Common Stock Issued:
   Long-Term Incentive Plan........   174,287     45,144    337,247    200,527
   Employee Stock Purchase Plan....       --         --     196,003    196,513
   Employee Savings and Investment
    Plan...........................       --     202,700     71,503    496,700
   Exchange for ComEd common stock
    not held by Unicom.............     3,477      6,669      9,178     31,992
   1996 Directors' Fee Plan........     4,074      3,949     14,300      9,061
                                    ---------  ---------  ---------  ---------
                                      181,838    258,462    628,231    934,793
                                    =========  =========  =========  =========
                                            (THOUSANDS OF DOLLARS)
 Amount of Common Stock Issued:
   Total issued.................... $   4,198  $   5,727  $  14,239  $  22,848
   Held by trustee for Unicom Stock
    Bonus Deferral Plan............    (1,997)    (2,343)    (2,129)    (2,440)
   Other...........................        25         50        (15)        64
                                    ---------  ---------  ---------  ---------
                                    $   2,226  $   3,434  $  12,095  $  20,472
                                    =========  =========  =========  =========

  At March 31, 1998 and December 31, 1997, 76,607 and 76,868 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Unicom's retained earnings account had a deficit balance of $54 million and $21 million at March 31, 1998 and December 31, 1997, respectively. As of March 31, 1998 and December 31, 1997, $298 million and $331 million, respectively, of retained earnings have been appropriated for future dividend payments.

  See Note 2 regarding ComEd's application to the ICC for the proposed issuance of up to $3.4 billion of securities to refinance debt and equity, as permitted under the 1997 Act.

  (8) STOCK OPTION AWARDS/EMPLOYEE STOCK PURCHASE PLAN. Unicom has a nonqualified stock option awards program under its Long-Term Incentive Plan. The stock option awards program was adopted by Unicom in July 1996 to reward valued employees responsible for, or contributing to, the management, growth and profitability of Unicom and its subsidiaries. The stock options granted will expire ten years from their grant date. One-third of the shares subject to the options vest on each of the first three anniversaries of the option grant date. In addition, the stock options will become fully vested immediately if the holder dies, retires, is terminated by the Company other than for cause or qualifies for long-term disability and will also vest in full upon a change in control.

  Stock options transactions through March 31, 1998 are summarized as follows:

                                                     NUMBER OF  WEIGHTED AVERAGE
                                                      OPTIONS    EXERCISE PRICE
                                                     ---------  ----------------
Outstanding at the beginning of 1996................       --       $   --
Granted during the year............................. 1,205,500       25.500
Expired/cancelled during the year...................   (17,500)      25.500
                                                     ---------
Outstanding as of December 31, 1996................. 1,188,000       25.500
Granted during the year............................. 1,339,350       22.313
Exercised during the year...........................   (23,423)      25.500
Expired/cancelled during the year...................  (212,549)      23.632
                                                     ---------
Outstanding as of December 31, 1997................. 2,291,378       23.810
Granted during the first quarter....................   260,000       33.010
Exercised during the first quarter..................  (164,077)      24.335
Expired/cancelled during the first quarter..........   (23,583)      23.473
                                                     ---------
Outstanding as of March 31, 1998.................... 2,363,718       24.789
                                                     =========

  Of the stock options outstanding at March 31, 1998, 383,810 have vested with a weighted average exercise price of $25.307.

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      STOCK OPTION GRANT DATE
                                                      -------------------------
                                                       1998     1997     1996
                                                      -------  -------  -------
  Expected option life............................... 7 years  7 years  7 years
  Dividend yield.....................................    4.80%    7.20%    6.30%
  Expected volatility................................   22.85%   22.29%   20.98%
  Risk-free interest rate............................    5.63%    6.25%    6.64%

  The estimated fair value for each stock option granted in the first quarter of 1998 and in the years 1997 and 1996 was $6.22, $2.79 and $3.74, respectively.

  The ESPP allows employees to purchase Unicom common stock at a 10% discount from market value. Substantially all of the employees of Unicom, ComEd and certain subsidiaries are eligible to

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES participate in the ESPP. Unicom issued 196,003 and 196,513 shares of common stock for the twelve months ended March 31, 1998 and 1997, respectively, under the ESPP at a weighted average annual purchase price of $19.15 and $23.52, respectively.

  Unicom has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, Unicom has adopted APB No. 25 and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the additional charge to operations would have been $2 million (after-tax), or $0.01 per common share and $1 million (after-tax), or $0.01 per common share for the twelve months ended March 31, 1998 and 1997, respectively.

  (9) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended March 31, 1998 and 1997. The series of ComEd preference stock without mandatory redemption requirements outstanding at March 31, 1998 are summarized as follows:

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (10) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended March 31, 1998 and 1997, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at March 31, 1998 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE          OPTIONAL REDEMPTION PRICE(1)
--------------  ----------- ------------ -----------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
$8.20              178,560    $ 17,856   $101
$8.40 Series B     300,000      29,798   $101
$8.85              225,000      22,500   $103 through July 31, 1998; and $101 thereafter
$9.25              525,000      52,500   $103 through July 31, 1999; and $101 thereafter
$9.00              130,000      12,887   Non-callable
$6.875             700,000      69,475   Non-callable
                 ---------    --------
                 2,058,560    $205,016
                 =========    ========

--------
(1) Per share plus accrued and unpaid dividends, if any.

  The annual sinking fund requirements and sinking fund and involuntary liquidation prices per share of the outstanding series of ComEd preference stock subject to mandatory redemption requirements are summarized as follows:

                                              SINKING
                         ANNUAL SINKING         FUND           INVOLUNTARY
          SERIES        FUND REQUIREMENT      PRICE(1)     LIQUIDATION PRICE(1)
      --------------    -----------------     --------     --------------------
      $8.20              35,715 shares          $100             $100.00
      $8.40 Series B     30,000 shares(2)       $100             $ 99.326
      $8.85              37,500 shares          $100             $100.00
      $9.25              75,000 shares          $100             $100.00
      $9.00             130,000 shares          $100             $ 99.125
      $6.875                   (3)              $100             $ 99.25

     --------
     (1) Per share plus accrued and unpaid dividends, if any.
     (2) ComEd has a non-cumulative option to increase the annual sinking fund payment on each sinking fund redemption date to retire an additional number of shares, not in excess of the sinking fund requirement, at the applicable redemption price.
     (3) All shares are required to be redeemed on May 1, 2000.

  Annual remaining sinking fund requirements through 2002 on ComEd preference stock outstanding at March 31, 1998 will aggregate $31 million in 1998, $18 million in 1999, $88 million in 2000 and $18 million in each of 2001 and 2002. During each of the twelve months ended March 31, 1998 and 1997, 438,215 shares of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements.

  Sinking fund requirements due within one year are included in current liabilities.

  (11) COMED-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMED'S SUBORDINATED DEBT SECURITIES. In September 1995, ComEd Financing I, a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of ComEd Financing I is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. In January 1997, ComEd Financing II, a wholly-owned subsidiary trust of ComEd, issued 150,000 of its

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

8.50% ComEd-obligated mandatorily redeemable capital securities. The sole asset of ComEd Financing II is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027. There is a full and unconditional guarantee by ComEd of the Trusts' obligations under the securities issued by the Trusts. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. Similarly, ComEd has the right to defer payments of interest on the subordinated deferrable interest debentures by extending the interest payment period, at any time, for up to 10 consecutive semi-annual periods. If interest payments on the subordinated deferrable interest notes or debentures are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

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

  (12) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 2002 for ComEd's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at March 31, 1998, after deducting deposits made for retirement of sinking fund debentures and sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1998--$135 million; 1999--$150 million; 2000--$462 million; 2001--$108 million; and 2002--$305 million.
Unicom Enterprises' note payable to bank of $185 million will mature in 1999.

  At March 31, 1998, ComEd's outstanding first mortgage bonds maturing through 2002 were as follows:

                                                             PRINCIPAL AMOUNT
               SERIES                                     ----------------------
                                                          (THOUSANDS OF DOLLARS)
      6 3/4% due July 1, 1998............................        $ 50,000
      6 3/8% due October 1, 1998.........................          75,000
      9 3/8% due February 15, 2000.......................         125,000
      6 1/2% due April 15, 2000..........................         230,000
      6 3/8% due July 15, 2000...........................         100,000
      7 1/2% due January 1, 2001.........................         100,000
      7 3/8% due September 15, 2002......................         200,000
                                                                 --------
                                                                 $880,000
                                                                 ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at March 31, 1998 is summarized as follows:

                 PRINCIPAL
 DEBT SECURITY     AMOUNT                      INTEREST RATE
---------------  ---------- ---------------------------------------------------
                 (THOUSANDS
                     OF
                  DOLLARS)
Unicom--
 Loans Payable:
 Loan due Janu-
  ary 1, 2003    $    6,775 Interest rate of 8.31%
 Loan due Janu-
  ary 1, 2004         7,690 Interest rate of 8.44%
                 ----------
                 $   14,465
                 ----------
ComEd--
 Notes:
 Medium Term
  Note, Series
  1N due April
  1, 1998        $    3,500 Interest rate of 9.55%
 Medium Term
  Notes, Series
  3N due vari-
  ous dates
  through
  October 15,
  2004              296,000 Interest rates ranging from 9.00% to 9.20%
 Notes due Jan-
  uary 15, 2004     150,000 Interest rate of 7.375%
 Notes due Oc-
  tober 15,
  2005              235,000 Interest rate of 6.40%
 Notes due Jan-
  uary 15, 2007     150,000 Interest rate of 7.625%
                 ----------
                 $  834,500
                 ----------
 Purchase Con-
 tract Obliga-
 tion
 due April 30,
  2005           $      345 Interest rate of 3.00%
                 ----------
Total ComEd      $  834,845
                 ----------
Unicom Enter-
 prises--
 Long-Term Note
 Payable to
 Bank
 due November
  15, 1999       $  185,000 Prevailing interest rate of 6.63% at March 31, 1998
                 ----------
Total Unicom     $1,034,310
                 ==========

  Long-term debt maturing within one year has been included in current liabilities.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  See Note 2 regarding ComEd's application to the ICC for the proposed issuance of up to $3.4 billion of securities to refinance debt and equity, as permitted under the 1997 Act.

  (13) LINES OF CREDIT. ComEd had total bank lines of credit of $673 million and unused bank lines of credit of $665 million at March 31, 1998. Of that amount, $665 million (of which $146 million expires on September 27, 1998, $18 million expires in equal quarterly installments commencing on June 30, 1998 and ending on September 30, 1998 and $501 million expires in equal quarterly installments commencing on June 30, 1998 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire on November 15, 1999, of which $15 million was unused as of March 31, 1998. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  (14) DISPOSAL OF SPENT NUCLEAR FUEL. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations. That contract provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. Extended delays in spent nuclear fuel acceptance by the DOE would lead to ComEd's consideration of costly storage alternatives. See "Depreciation and Decommissioning" under Note 1 for additional information. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. As provided for under the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and the related interest is reflected on the Consolidated Balance Sheets.

  (15) FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used to estimate the fair value of financial instruments either held or issued and outstanding. The disclosure of such information does not purport to be a market valuation of Unicom and subsidiary companies as a whole. The impact of any realized or unrealized gains or losses related to such financial instruments on the financial position or results of operations of Unicom and subsidiary companies is in part dependent on the treatment authorized under future ComEd ratemaking proceedings.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of March 31, 1998 and December 31, 1997 was as follows:

                                   MARCH 31, 1998                 DECEMBER 31, 1997
                          -------------------------------- --------------------------------
                                     UNREALIZED                       UNREALIZED
                          COST BASIS   GAINS    FAIR VALUE COST BASIS   GAINS    FAIR VALUE
                          ---------- ---------- ---------- ---------- ---------- ----------
                                               (THOUSANDS OF DOLLARS)
 Short-term investments.  $   33,728  $     28  $   33,756 $   33,524  $      2  $   33,526
 U.S. Government and
  Agency issues.........     216,748    15,122     231,870    170,240    15,882     186,122
 Municipal bonds........     334,709    19,067     353,776    306,104    20,598     326,702
 Corporate bonds........     240,393     4,411     244,804    231,738     4,293     236,031
 Common stock...........     706,895   494,157   1,201,052    667,657   385,851   1,053,508
 Other..................      11,448    10,387      21,835     17,300     2,508      19,808
                          ----------  --------  ---------- ----------  --------  ----------
                          $1,543,921  $543,172  $2,087,093 $1,426,563  $429,134  $1,855,697
                          ==========  ========  ========== ==========  ========  ==========

  At March 31, 1998, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                       COST BASIS   FAIR VALUE
                                                       -----------  -----------
                                                       (THOUSANDS OF DOLLARS)
      Within 1 year...................................  $    41,937  $    41,986
      1 through 5 years...............................      168,309      172,855
      5 through 10 years..............................      258,750      270,647
      Over 10 years...................................      365,972      388,399

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation, for the three months and twelve months ended March 31, 1998 and 1997 were as follows:

                                THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                     MARCH 31                MARCH 31
                                --------------------  ------------------------
                                  1998       1997        1998         1997
                                ---------  ---------  -----------  -----------
                                          (THOUSANDS OF DOLLARS)
Gross proceeds from sales of
 securities.................... $ 428,003  $ 570,769  $ 2,020,756  $ 2,288,872
Less cost based on specific
 identification................  (394,333)  (557,508)  (1,925,126)  (2,254,050)
                                ---------  ---------  -----------  -----------
Realized gains on sales of se-
 curities...................... $  33,670  $  13,261  $    95,630  $    34,822
Other realized fund earnings
 net of expenses...............     3,614      8,467       34,267       34,754
                                ---------  ---------  -----------  -----------
Total realized net earnings of
 the funds..................... $  37,284  $  21,728  $   129,897  $    69,576
Unrealized gains (losses)......   114,038    (14,057)     326,836       63,381
                                ---------  ---------  -----------  -----------
 Total net earnings of the
  funds........................ $ 151,322  $   7,671  $   456,733  $   132,957
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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd- obligated mandatorily redeemable preferred securities of the Trusts and long-term debt were

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of March 31, 1998 and December 31, 1997 were as follows:

                                  MARCH 31, 1998                 DECEMBER 31, 1997
                         -------------------------------- --------------------------------
                          CARRYING  UNREALIZED             CARRYING  UNREALIZED
                           VALUE      LOSSES   FAIR VALUE   VALUE      LOSSES   FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  ComEd preferred and
   preference stocks.... $  711,936  $ 11,695  $  723,631 $  712,069  $ 11,970  $  724,039
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of the
   Trusts holding solely
   ComEd's subordinated
   debt securities...... $  350,000  $ 14,544  $  364,544 $  350,000  $ 21,701  $  371,701
  Long-term debt........ $5,700,946  $383,359  $6,084,305 $5,913,942  $380,890  $6,294,832

  Long-term notes payable, which are not included in the above table, amounted to $200 million and $327 million at March 31, 1998 and December 31, 1997, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portions of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of March 31, 1998 and December 31, 1997; therefore, the carrying value is equal to the fair value.

  (16) PENSION AND POSTRETIREMENT BENEFITS. As of March 31, 1998, ComEd had a qualified non-contributory defined benefit pension plan which covers all regular employees. Benefits under this plan reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The March 31, 1998 and December 31, 1997 pension liabilities and related data were determined using the January 1, 1997 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code. On January 19, 1998, the qualified defined benefit plan of the Indiana Company was merged into the ComEd pension plan as a result of the sale of the Indiana Company's State Line Station and the transfer of its remaining employees to ComEd.

  ComEd and the Indiana Company provide certain postretirement medical care, dental care, vision care and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with 10 years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The health care plans are contributory, funded jointly by the companies and the participating retirees. The March 31, 1998 and December 31, 1997 postretirement benefit liabilities and related data were determined using the January 1, 1997 actuarial valuations.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Reconciliations of the beginning and ending balances of the pension projected benefit obligation and the accumulated postretirement benefit obligation and the funded status of these plans for the three months ended March 31, 1998 and the twelve months ended December 31, 1997 are as follows:

                             THREE MONTHS ENDED         TWELVE MONTHS ENDED
                               MARCH 31, 1998            DECEMBER 31, 1997
                          -------------------------- --------------------------
                                          OTHER                      OTHER
                           PENSION    POSTRETIREMENT  PENSION    POSTRETIREMENT
                           BENEFITS      BENEFITS     BENEFITS      BENEFITS
                          ----------  -------------- ----------  --------------
                                        (THOUSANDS OF DOLLARS)
CHANGE IN BENEFIT
OBLIGATION
-----------------
Benefit obligation at
 beginning of period....  $4,074,000    $1,084,000   $3,579,000    $1,035,000
Service cost............      31,000         9,000      100,000        34,000
Interest cost...........      70,000        19,000      261,000        76,000
Plan participants' con-
 tributions.............         --          1,000          --          3,000
Curtailment gain........         --            --        (5,000)          --
Actuarial loss (gain)...       1,000           --       346,000       (23,000)
Benefits paid...........     (53,000)      (11,000)    (207,000)      (41,000)
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,123,000    $1,102,000   $4,074,000    $1,084,000
                          ----------    ----------   ----------    ----------
CHANGE IN PLAN ASSETS
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $3,706,000    $  768,000   $3,281,000    $  665,000
Actual return on plan
 assets.................     314,000        76,000      631,000       130,000
Employer contribution...         --            --         1,000        11,000
Plan participants' con-
 tributions.............         --          1,000          --          3,000
Benefits paid...........     (53,000)      (11,000)    (207,000)      (41,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan as-
  sets at end of period.  $3,967,000    $  834,000   $3,706,000    $  768,000
                          ----------    ----------   ----------    ----------
Plan assets less than
 benefit obligation.....  $ (156,000)   $ (268,000)  $ (368,000)   $ (316,000)
Unrecognized net actuar-
 ial loss (gain)........     (96,000)     (461,000)     132,000      (406,000)
Unrecognized prior serv-
 ice cost (asset).......     (63,000)       51,000      (64,000)       52,000
Unrecognized transition
 obligation (asset).....    (110,000)      340,000     (114,000)      345,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (425,000)   $ (338,000)  $ (414,000)   $ (325,000)
                          ==========    ==========   ==========    ==========

  The fair value of pension plan assets excludes $19 million and $17 million held in grantor trust as of March 31, 1998 and December 31, 1997, respectively, for payment of benefits under the supplemental plan.

  In accounting for the pension costs and other postretirement benefit costs under the plans, the following weighted average actuarial assumptions were used for the periods during 1998, 1997 and 1996:

                                                                 OTHER
                                      PENSION BENEFITS  POSTRETIREMENT BENEFITS
                                      ----------------- -----------------------
                                      1998  1997  1996   1998    1997    1996
                                      ----- ----- ----- ------- ------- -------
Annual discount rate................. 7.00% 7.50% 7.50%   7.00%   7.50%   7.50%
Annual long-term rate of return on
 plan assets......................... 9.50% 9.75% 9.75%   9.20%   9.40%   9.38%
Annual rate of increase in future
 compensation levels................. 4.00% 4.00% 4.00%     --      --      --

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension and other postretirement benefit costs, portions of which were recorded as components of construction costs, for the three months and twelve months ended March 31, 1998 and 1997 were as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    --------------------  --------------------
                                      1998       1997       1998       1997
PENSION COSTS                       ---------  ---------  ---------  ---------
-------------                               (THOUSANDS OF DOLLARS)
Service cost......................  $  31,000  $  25,000  $ 106,000  $  93,000
Interest cost on projected benefit
 obligation.......................     70,000     65,000    266,000    250,000
Expected return on plan assets....    (86,000)   (78,000)  (318,000)  (294,000)
Amortization of transition asset..     (3,000)    (3,000)   (13,000)   (13,000)
Amortization of prior service cost
 (asset)..........................     (1,000)    (1,000)    (4,000)    (4,000)
Recognized loss...................        --         --       2,000      1,000
Curtailment gain..................        --         --      (5,000)       --
                                    ---------  ---------  ---------  ---------
 Net periodic benefit cost........  $  11,000  $   8,000  $  34,000  $  33,000
                                    =========  =========  =========  =========

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    --------------------  --------------------
                                      1998       1997       1998       1997
OTHER POSTRETIREMENT BENEFIT COSTS  ---------  ---------  ---------  ---------
----------------------------------          (THOUSANDS OF DOLLARS)
Service cost......................  $   9,000  $   9,000  $  34,000  $  33,000
Interest cost on accumulated bene-
 fit obligation...................     19,000     20,000     75,000     76,000
Expected return on plan assets....    (17,000)   (15,000)   (63,000)   (55,000)
Amortization of transition obliga-
 tion.............................      5,000      6,000     22,000     22,000
Amortization of prior service
 cost.............................      1,000      1,000      4,000      3,000
Recognized gain...................     (5,000)    (3,000)   (15,000)   (10,000)
Severance plan cost...............      1,000        --       8,000      5,000
                                    ---------  ---------  ---------  ---------
 Net periodic benefit cost........  $  13,000  $  18,000  $  65,000  $  74,000
                                    =========  =========  =========  =========

  The pension curtailment gain in December 1997 represents the recognition of prior service costs, the transition asset and the decrease in the projected benefit obligation related to the reduction in the number of employees due to the sale of State Line Station by the Indiana Company.

  Postretirement health care costs for the twelve months ended March 31, 1998 and 1997 included $8 million and $5 million, respectively, related to voluntary separation offers to certain employees of ComEd and the Indiana Company.

  The health care cost trend rates used to measure the expected cost of the postretirement medical benefits are assumed to be 8.5% for pre-Medicare recipients and 6.5% for Medicare recipients for 1998. Those rates are assumed to grade down in 0.5% annual increments to 5% for the years 2005 and 2001, respectively, and to remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                   1 PERCENTAGE   1 PERCENTAGE
                                                  POINT INCREASE POINT DECREASE
                                                  -------------- --------------
                                                     (THOUSANDS OF DOLLARS)
Effect on total annual service and interest cost
 components......................................    $ 21,000      $ (16,000)
Effect on postretirement benefit obligation......     187,000       (151,000)

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan, each participating employee may contribute up to 20% of such employee's base pay. The participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $8 million for the three months ended March 31, 1998 and 1997 and $32 million and $30 million for the twelve months ended March 31, 1998 and 1997, respectively.

  (17) SEPARATION PLAN COSTS. O&M expenses included $16 million and $3 million for the three months ended March 31, 1998 and 1997, respectively, and $52 million and $18 million for the twelve months ended March 31, 1998 and 1997, respectively, for costs related to voluntary separation offers to certain employees of ComEd and the Indiana Company, as well as certain other one-time employee related costs. Such costs resulted in charges of $10 million (after-tax), or $0.04 per common share and $2 million (after-tax), or $0.01 per common share for the three months ended March 31, 1998 and 1997, respectively, and $31 million (after-tax), or $0.15 per common share and $11 million (after-tax), or $0.05 per common share for the twelve months ended March 31, 1998 and 1997, respectively.

  (18) INCOME TAXES. The components of the net deferred income tax liability at March 31, 1998 and December 31, 1997 were as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                           1998         1997
                                                        ----------  ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................  $4,004,936   $4,062,801
 Overheads capitalized................................     123,259      131,509
 Repair allowance.....................................     227,650      231,697
 Regulatory assets recoverable through future rates...     690,442      785,354
Deferred income tax assets:
 Postretirement benefits..............................    (314,757)    (305,242)
 Unamortized investment tax credits...................    (197,855)    (206,112)
 Regulatory liabilities to be settled through future
  rates...............................................    (607,623)    (698,750)
 Nuclear plant closure................................     (74,708)    (194,244)
 Other--net...........................................    (142,975)    (136,258)
                                                        ----------   ----------
Net deferred income tax liability.....................  $3,708,369   $3,670,755
                                                        ==========   ==========

  The $38 million increase in the net deferred income tax liability from December 31, 1997 to March 31, 1998 is comprised of $42 million of deferred income tax expenses reflected in operations and a $4 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged to continuing operations for the three months and twelve months ended March 31, 1998 and 1997 were as follows:

                                    THREE MONTHS ENDED   TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    -------------------- ---------------------
                                      1998       1997       1998       1997
                                    ---------  --------- ----------  ---------
                                            (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes.............  $  56,948  $ 65,265  $  250,591   $306,366
 Deferred income taxes............     (5,397)      (12)     53,485    136,961
 Investment tax credits deferred--
  net.............................     (7,160)   (7,897)    (30,278)   (34,109)
Other (income) and deductions,
 primarily deferred income taxes
 in 1997..........................    (10,195)     (283)   (417,537)    (3,543)
                                    ---------  --------  ----------  ---------
Net income taxes charged
 (credited) to continuing
 operations.......................  $  34,196  $ 57,073  $ (143,739)  $405,675
                                    =========  ========  ==========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1998 and 1997:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31               MARCH 31
                                    --------------------  ---------------------
                                      1998       1997       1998        1997
                                    ---------  ---------  ---------  ----------
                                             (THOUSANDS OF DOLLARS)
Net income (loss) before
 extraordinary item and cumulative
 effect of change in accounting
 principle........................  $  53,715  $  65,717  $(251,216) $  594,885
Net income taxes charged
 (credited) to continuing
 operations.......................     34,196     57,073   (143,739)    405,675
Provision for dividends on ComEd
 preferred and preference stocks..     14,547     15,527     59,506      63,437
                                    ---------  ---------  ---------  ----------
Pre-tax income (loss) before
 extraordinary item, cumulative
 effect and provision for
 dividends........................  $ 102,458  $ 138,317  $(335,449) $1,063,997
                                    =========  =========  =========  ==========
Effective income tax rate.........       33.4%      41.3%      42.8%       38.1%
                                    =========  =========  =========  ==========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 1998 and 1997 were as follows:

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31               MARCH 31
                                    --------------------  ---------------------
                                      1998       1997       1998        1997
                                    ---------  ---------  ---------  ----------
                                             (THOUSANDS OF DOLLARS)
Federal income taxes computed at
 statutory rate...................  $  35,860  $  74,661  $(117,408) $  398,649
Equity component of AFUDC which
 was excluded from taxable income.        (89)    (1,778)    (6,630)     (7,405)
Amortization of investment tax
 credits, net of deferred income
 taxes............................     (9,210)    (7,897)   (32,328)    (34,109)
State income taxes, net of federal
 income taxes.....................      5,838     11,647       (862)     56,632
Differences between book and tax
 accounting, primarily
 property-related deductions......      1,797    (19,560)    13,489      (8,092)
                                    ---------  ---------  ---------  ----------
Net income taxes charged
 (credited) to continuing
 operations.......................  $  34,196  $  57,073  $(143,739) $  405,675
                                    =========  =========  =========  ==========

  The effects of an income tax refund related to prior years were recorded in the third quarter of 1996, resulting in a positive impact of $26 million (after-tax), or $0.12 per common share.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (19) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1998 and 1997 were as follows:

                                         THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                              MARCH 31            MARCH 31
                                         ------------------- -------------------
                                           1998      1997      1998      1997
                                         --------- --------- --------- ---------
                                                 (THOUSANDS OF DOLLARS)
Illinois public utility revenue......... $  57,682 $  51,755 $ 234,276 $ 220,306
Illinois invested capital...............       --     26,190    73,314   104,699
Illinois electricity distribution tax...    26,718       --     26,718       --
Municipal utility gross receipts........    42,551    41,103   169,542   168,240
Real estate.............................    39,991    39,168   152,331   124,491
Municipal compensation..................    19,871    19,110    79,047    78,559
Other--net..............................    20,613    23,872    71,886    70,195
                                         --------- --------- --------- ---------
                                         $ 207,426 $ 201,198 $ 807,114 $ 766,490
                                         ========= ========= ========= =========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  ComEd's real estate taxes reflect a credit of $23 million, recorded in the second quarter of 1996, which related to the year 1995.

  (20) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper/bank borrowings and $400 million of intermediate term notes, to finance the transactions. The commercial paper/bank borrowing portion of $300 million will expire on November 23, 1999. With respect to the intermediate term notes, $74 million expires on November 23, 1998, and an additional portion each November 23 thereafter through November 23, 2003. At March 31, 1998, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $665 million. As a result of the cessation of nuclear generation operations at Zion Station (see Note 5), ComEd is required to repurchase not later than mid-June 1998 approximately $100 million of nuclear fuel assemblies held under the nuclear fuel lease arrangements at Zion Station. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, including the repurchase of Zion Station nuclear fuel assemblies discussed above and net of executory costs, at March 31, 1998 for capital leases are estimated to aggregate $759 million, including $223 million in 1998, $170 million in 1999, $133 million in 2000, $84 million in 2001, $57 million in 2002 and $92 million in 2003-2006. The estimated interest component of such rental payments aggregates $97 million. The estimated portions of obligations due within one year under capital leases of $241 million at March 31, 1998 and December 31, 1997 are included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at March 31, 1998 for operating leases are estimated to aggregate $353 million, including $31 million in 1998, $39 million in 1999, $36 million in 2000, $30 million in 2001, $26 million in 2002 and $191 million in 2003-2043.

  (21) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment and O&M accounts, and provides its own financing. At March 31, 1998, for its share of ownership in the station, ComEd had an investment of $669 million in production and

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES transmission plant in service (before a reduction of $214 million for the related accumulated provision for depreciation) and $15 million in construction work in progress.

  (22) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $346 million at March 31, 1998, comprised of $324 million for ComEd, $12 million for UT Holdings and $10 million for Unicom Energy Services. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments.

  ComEd is a member of NEIL which provides insurance coverage against property damage and associated replacement power costs occurring at members' nuclear generating facilities. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds such that ComEd would not be liable for any single incident. However, ComEd could be subject to assessments in any policy year for each of three types of coverage provided. The maximum assessments are approximately $53 million for primary property damage, $73 million for excess property damage and $22 million for replacement power. Prior to January 1, 1998, the primary property damage coverage described was provided by NML, another mutual insurance company which merged into NEIL. The merger did not affect ComEd's obligations or coverage.

  The NRC's indemnity for public liability coverage under the Price-Anderson Act is supported by a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of nuclear incidents. Based on the number of nuclear reactors with operating licenses, ComEd would currently be subject to a maximum assessment of $1,030 million in the event of an incident, limited to a maximum of $130 million in any calendar year.

  In addition, ComEd participates in the American Nuclear Insurers Master Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by the nuclear energy hazard. This program was modified, effective January 1, 1998, to provide coverage to all workers whose "nuclear related employment" began on or after the commencement date of reactor operations. ComEd will not be liable for a retrospective assessment under this new policy. However, ComEd is still subject to a maximum retroactive assessment of up to $36 million in the event losses incurred under the small number of policies in the old program exceed accumulated reserves.

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year (1998) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of March 31, 1998 and December 31, 1997, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites, pursuant to CERCLA and state environmental laws, will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

  Electric Utility Industry. The electric utility industry historically has consisted of vertically integrated companies which combine generation, transmission and distribution assets; serve customers within relatively defined service territories; and operate under extensive regulation with respect to rates, operations and other matters. Utilities have operated under a regulatory compact with the state, with a statutory obligation to serve all of the electricity needs within their service territory in a nondiscriminatory manner. Historically, investment and operating decisions have been made based upon the utilities' respective assessment of the current and projected needs of their customers. In view of this obligation, regulation has focused on investment and operating costs, and rates have been based on a recovery of some or all of such prudently incurred costs plus a return on invested capital. Such rate regulation, and the ability of utilities to recover investment and other costs through rates, have provided the basis for recording certain costs as regulatory assets. These assets represent costs which are allocated over future periods reflecting related regulatory treatment, rather than expensed in the current period.

  The 1997 Act. On December 16, 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased-process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act, as it applies to ComEd, provides for, among other things, a 15% residential base rate reduction commencing on August 1, 1998, an additional 5% residential base rate reduction commencing on May 1, 2002, and customer access to other electric suppliers in a phased-in process. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. The 15% residential base rate reduction, commencing on August 1, 1998, is expected to reduce ComEd's operating revenues by approximately $160 million and $375 million in 1998 and 1999, respectively, compared to 1997 rate levels. ComEd is engaged in certain pricing experiments contemplated by the 1997 Act, which are expected to reduce ComEd's operating revenues by approximately $30 million and $60 million in 1998 and 1999, respectively, compared to 1997 rate levels; however, such reductions are expected to be offset by the effects of customer growth.

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

  Under the 1997 Act, utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select an alternative energy supplier can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based regulated rates. The 1997 Act also requires utilities to establish or join an ISO that will independently manage and control utility transmission systems. Additionally, the 1997 Act includes the leveling of certain regulatory requirements to permit operational flexibility, the leveling of certain regulatory and tax provisions as applied to various electric suppliers and a new, more stringent, liability standard applicable to ComEd in the event of a major outage.

  The 1997 Act also allows a portion of ComEd's future revenues, including tariffed rates and CTC revenues, to be segregated and used to support the issuance of securities by ComEd or a special purpose financing entity. The proceeds from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period commencing on August 1, 1998. On April 22, 1998, ComEd filed an application with the ICC seeking certain actions and approvals of the ICC under the 1997 Act in connection with the proposed issuance of up to $3.4 billion of such securities. ComEd plans to use the proceeds of the sale of such securities to refinance its debt and equity, and anticipates using between $750 million and $1.14 billion to repurchase shares of ComEd common stock held by Unicom. Unicom in turn will use the funds it receives from ComEd's share repurchase to repurchase publicly held shares of Unicom's common stock. At current market prices, this repurchase would involve between 22 million and 33 million shares, or 10 to 15 percent of Unicom's outstanding common stock. The Boards of Directors of Unicom and ComEd have each approved the repurchase of up to 33 million shares of common stock. ComEd plans to use the remaining proceeds, net of transaction costs, to redeem preference stock and debt.

  As a result of the 1997 Act, prices for the supply of electric energy are expected to transition from cost-based, regulated rates to rates determined by competitive market forces. The CTC allows ComEd to recover a portion of any of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and potential asset dispositions.

  See Note 2 of Notes to Financial Statements for the accounting effects related to the 1997 Act.

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

  ComEd anticipates that the 1997 Act, and the resultant increasing competition to supply energy in Illinois and elsewhere, will have significant effects upon its revenues and assets as it takes steps to adjust its operations and services to meet the changing market for electric energy. Both Unicom and ComEd have been examining methods of positioning themselves and their affiliates to deal with those effects and to address the developing opportunities and challenges. ComEd has been engaged in a broad-based examination of its assets and operations, particularly nuclear and fossil generation and generation-related (i.e., fuel and inventory) assets, with a view toward rationalizing their investment and operating costs against their ability to contribute to the revenues of ComEd under various market scenarios. Such an assessment involves the consideration of numerous factors, including revenue contribution, operating costs, impacts on ComEd's service obligations, purchase commitments and the impact of various options. Such options include continued operation with accelerated depreciation, indefinite suspension from operation, potential asset sales and retirement or closure. As discussed below, ComEd recently ceased nuclear generation operations and retired facilities at its Zion Station. If ComEd retires or closes one or more additional generating plants prior to expected retirement dates, further write-offs will be required.

  On January 14, 1998, the Boards of Directors of Unicom and ComEd authorized the permanent cessation of nuclear generation operations and retirement of facilities at ComEd's 2,080 megawatt Zion nuclear generating station. Such retirement resulted in a charge in the fourth quarter of 1997 of $523 million (after-tax), or $2.42 per common share. The decision to close Zion Station was a result of ComEd's ongoing analysis which ComEd performed regarding the economic value of its generating assets in light of the expected changes in the manner in which electric energy is marketed and sold. The passage of the 1997 Act provided a clearer basis for evaluating the costs and benefits of alternative courses of action. In reaching the decision to cease nuclear generation operations at Zion Station, the Boards also considered the significant uncertainty associated with continued operation of the station due to the degradation of the steam generators and the expected operating costs associated with continued station operation.

  Notwithstanding the closure of Zion Station as a nuclear generating facility, a portion of the station will continue to be used to provide voltage support in the transmission system that serves

ComEd's northern region. Such support will require capital expenditures at the station, as well as upgrades to the transmission system at various points, in order to improve the ability to import and transport power through the system. See Note 5 of Notes to Financial Statements for additional information.

  ComEd has completed the sale of two of its coal-fired generating stations, representing 1,598 megawatts of generating capacity, and has entered into exclusive 15-year purchased power agreements for the output of the stations. The sale of State Line Station was completed in December 1997, and the sale of Kincaid Station was completed in February 1998. The net proceeds of the sales, after income tax effects and closing costs, were approximately $190 million. The proceeds were used to retire or redeem existing debt in the first quarter of 1998.

  ComEd joined with eight Midwestern utilities to form a regional Midwest ISO in January 1998. To date, three other utilities have joined the Midwest ISO and others have indicated their intent to join. The Midwest ISO is a key element in accommodating the restructuring of the electric industry and will promote enhanced reliability of the transmission system, equal access to the transmission system and increased competition. The Midwest ISO will establish an independent body that will ultimately direct the planning and operation of the transmission system for the utilities involved. ComEd will retain ownership of its transmission lines. The formation of the Midwest ISO is subject to FERC approval.

LIQUIDITY AND CAPITAL RESOURCES

                              UTILITY OPERATIONS

  Construction Program. ComEd has a construction program for the year 1998, which consists principally of improvements to its existing nuclear and other electric production, transmission and distribution facilities. It does not include funds to add new generating capacity to ComEd's system. The program, as currently approved by ComEd, includes the following estimated expenditures (excluding nuclear fuel expenditures of approximately $160 million).

                                                                   1998
                                                                   ----
                                                           (MILLIONS OF DOLLARS)
   Production.............................................         $425
   Transmission and Distribution..........................          415
   General................................................           90
                                                                   ----
                                                                   $930
                                                                   ====

  Such estimated expenditures include $95 million toward the replacement of the steam generators at ComEd's Braidwood Unit 1 and Byron Unit 1 nuclear generating units by year-end 1998, in addition to approximately $35 million for removal costs. The total replacement cost is estimated to be $455 million, including approximately $80 million of removal costs. Approximately $325 million has been incurred through March 31, 1998 and $30 million will be incurred in 1999.

  ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity, equivalent purchased power and/or the development of additional demand-side management resources, in 1998 and each year thereafter for the foreseeable future. However, ComEd believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases, could be obtained in sufficient quantities to meet such forecasted needs.

  Purchase commitments for ComEd, principally related to construction and nuclear fuel, approximated $324 million at March 31, 1998. In addition, ComEd's estimated commitments for the purchase of coal are as follows:

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1998-2000    $  626
      Decker Coal Co. .................................. 1998-2014       478
      Other commitments ................................ 1998             25
                                                                      ------
                                                                      $1,129
                                                                      ======

     --------
     (1) In millions of dollars, excluding transportation costs. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Results of Operations," subcaption "Fuel Supply" below and Notes 1 and 22 of Notes to Financial Statements.

  Capital Resources. ComEd forecasts that internal sources will provide approximately three-fourths of the funds required for ComEd's 1998 construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and scheduled debt maturities. See Notes 10 and 12 of Notes to Financial Statements for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively. The forecast takes into consideration the effects of the 1997 Act, but does not take into consideration ComEd's application to the ICC for the proposed issuance of up to $3.4 billion of securities to refinance debt and equity, as permitted under the 1997 Act. See "Changes in the Electric Utility Industry," subcaption "The 1997 Act" above, and "Regulation," subcaption "Rate Matters" below, for additional information.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 20 of Notes to Financial Statements for additional information concerning ComEd's nuclear fuel lease facility. ComEd has $665 million of unused bank lines of credit at March 31, 1998, which may be borrowed at various interest rates and may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 13 of Notes to Financial Statements for additional information concerning lines of credit, including scheduled commitment reductions. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months and twelve months ended March 31, 1998 and 1997.

  During the first three months of 1998, ComEd sold and leased back $17 million of nuclear fuel through its existing nuclear fuel lease facility. See the Statements of Consolidated Cash Flows and Note 7 of Notes to Financial Statements for information regarding common stock activity.

  As of May 11, 1998, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $505 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

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

  As of April 1998, Moody's rating outlook on ComEd's securities is "negative", Duff & Phelps has classified ComEd's securities as "Rating Watch-Down" and S&P's rating outlook is "positive."

  See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1997 for additional information regarding ComEd's securities ratings.

  See "Changes in the Electric Utility Industry," subcaption "The 1997 Act" above, regarding ComEd's application to the ICC for the proposed issuance of up to $3.4 billion of securities and use the proceeds to refinance debt and equity, as permitted under the 1997 Act.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has increased to 48.6% at March 31, 1998 from 48.5% at December 31, 1997. Unicom's retained earnings account had a deficit balance of $54 million and $21 million as of March 31, 1998 and December 31, 1997, respectively. As of March 31, 1998 and December 31, 1997, $298 million and $331 million, respectively, of retained earnings had been appropriated for future dividend payments. ComEd's retained earnings account had a deficit balance of $48 million and $19 million as of March 31, 1998 and December 31, 1997, respectively. As of March 31, 1998 and December 31, 1997, $355 million and $384 million, respectively, of retained earnings had been appropriated for future dividend payments.

  Year 2000 Conversion. Unicom, including ComEd, uses various software, systems and technology throughout its businesses that will be affected by the date change in the Year 2000 and any failure to address Year 2000 issues in a timely manner could result in a material operational or financial risk. Unicom's approach to addressing Year 2000 compliance issues is to upgrade or remediate software, systems and technology that are not Year 2000 compliant and that are not otherwise being replaced in accordance with Unicom's business plans. Unicom is in the process of replacing certain of its financial, human resources, payroll, and customer service and billing software with new software that is Year 2000 compliant. In other cases, Unicom is upgrading existing software to versions that are Year 2000 compliant where such upgrades are available. In cases where Unicom has determined that it is not appropriate to replace existing software that is not Year 2000 compliant, and that Year 2000-compliant upgrades are not available, Unicom is remediating the software to make it Year 2000 compliant. Accordingly, Unicom is upgrading or remediating certain software and systems in its nuclear and fossil electricity generation business units and in its transmission and distribution and supply management business units. Unicom is also in the process of evaluating whether Year 2000 compliance issues will affect any of its key suppliers. The schedule for the implementation of new Year 2000-compliant software and upgraded versions of existing software, and the remediation of software not being replaced or upgraded, contemplates that such efforts will be completed by the end of 1998, except in the nuclear generation business unit where completion is scheduled for the third quarter of 1999. The total cost of remediating or upgrading software, that is not being replaced or upgraded in accordance with business plans, is currently estimated to be approximately $20 million. The company is currently performing an analysis of engineering systems to determine additional remediation requirements. Preliminary estimates of the costs of such additional remediation requirements range from $15 million to $35 million.

  Market Risks. ComEd is exposed to market risk due to changes in interest rates and changes in the market price for electricity. Exposure for interest rate changes relates to its long-term debt and preferred equity obligations. Exposure to electricity market price risk relates to forward activities taken to manage effectively the supply of, and demand for, the electric generation capability of ComEd's generating plants. ComEd does not currently utilize derivative commodity or financial instruments for trading or speculative purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Interest Rate Exposure" and "--Market Price Exposure" in Unicom and ComEd's Current Reports on Form 8-K dated January 30, 1998. There has not been a material change in ComEd's exposure to interest rate risk or market price risk since December 31, 1997.

                            UNREGULATED OPERATIONS

  Unicom Enterprises is engaged, through subsidiaries, in energy service activities which are not subject to utility regulation by federal or state agencies. One of these subsidiaries, UT Holdings, provides district cooling, heating and related services to offices and other buildings in the central business district of the city of Chicago and in other cities in North America, generally working with local utilities. District cooling involves, in essence, the production of chilled water at one or more central locations and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used by customers in lieu of self-generated cooling. As a result of the Clean Air Amendments, the manufacture of CFCs has been curtailed since January 1996, thereby creating a marketing opportunity for non-CFC based systems, such as UT Holdings' district cooling.

  Unicom Energy Services, another subsidiary of Unicom Enterprises, is engaged in providing energy services, including gas services, performance contracting, distributed energy and active energy management systems. In 1997, Unicom Energy Services entered into a joint venture with Sonat Marketing Company L.P. to market natural gas and related services to large gas purchasers within ComEd's service area in Northern Illinois and other Midwestern areas. As an entry into the distributed energy market, Unicom Energy Services also entered into an alliance with AlliedSignal Power Systems, Inc., a subsidiary of AlliedSignal Inc., to market, install and service an electric energy generator developed by AlliedSignal, known as a TurboGenerator, in a 12-state region and the province of Ontario, Canada. Unicom Energy Services entered into an exclusive national distributorship agreement with Engage Networks, Inc. to market active energy management software and related hardware and services. As of March 31, 1998, Unicom Energy Services had purchase commitments of approximately $10 million.

  Construction Program. Unicom has approved capital expenditures for 1998 of approximately $92 million for UT Holdings, primarily related to an expansion of two of its four Chicago district cooling facilities, the related distribution piping and plants in other cities. As of March 31, 1998, UT Holdings' purchase commitments, principally related to construction, were approximately $12 million.

  Capital Resources. Unicom expects to obtain funds to invest in its unregulated subsidiaries principally from dividends received on its ComEd common stock and from borrowings. The availability of ComEd's dividends to Unicom is dependent on ComEd's financial performance and cash position, as well as legal restrictions on the payment of dividends by public utilities. Other forms of financing by ComEd to Unicom or the unregulated subsidiaries of Unicom, such as loans or additional equity investments, which are not expected, would be subject to prior approval by the ICC.

  Unicom Enterprises has a $200 million credit facility which will expire in 1999, of which $15 million was unused as of March 31, 1998. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 13 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

  On April 1, 1998, S&P issued a rating on Unicom's senior debt obligations of BBB-. Ratings have not been obtained from Moody's or Duff & Phelps. See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1997, for additional information regarding securities ratings.

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

  Rate Matters. In January 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for an increase in ComEd's total revenues of approximately $302 million (excluding add-on revenue taxes) on an annual basis. The rates provided in the Rate Order became effective on January 14, 1995; however, they are being collected subject to refund as a result of subsequent judicial action. The Rate Order was appealed by intervenors and ComEd to the Illinois Appellate Court, which issued a decision on May 30, 1997 affirming the Rate Order in all respects with the exception of two issues, which it remanded to the ICC for the purpose of providing further analysis. Those issues related to: (i) the manner in which certain costs were recovered and which customers should pay those costs, and (ii) the proper rate of return on common equity for ComEd. As of March 31, 1998, electric operating revenues of approximately $215 million would be subject to refund in connection with the remanded issues. On April 6, 1998, the ICC entered an order providing the analysis required by the Appellate Court and affirming the Rate Order and the associated $302 million revenue increase on an annual basis. The order is subject to a pending petition for rehearing and to appeal.

  See "Changes in the Electric Utility Industry," subcaption "The 1997 Act" above, for information regarding the 1997 Act.

  Nuclear Matters. Nuclear operations have been, and remain, an important focus of ComEd--given the impact of such operations on overall O&M expenditures and the ability of nuclear power plants to produce electric energy at a relatively low marginal cost. ComEd operates a large number of nuclear plants, ranging from the older Dresden and Quad Cities Stations to the more recently completed LaSalle, Byron and Braidwood Stations, and is intent upon safe, reliable and efficient operation. These plants were constructed over a period of time in which technology, construction procedures and regulatory initiatives and oversight have evolved, with the result that older plants generally require greater attention and resources to meet regulatory requirements and expectations as well as to maintain operational reliability. See "Changes in the Electric Utility Industry," subcaption "ComEd's Response to Regulatory Changes" above, for information regarding ComEd's cessation of nuclear generation operations at its Zion Station.

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

  In late January 1997, the NRC also took the unusual step of requiring ComEd to submit information to allow the NRC to determine what actions, if any, should be taken to assure that ComEd can safely operate its then six nuclear generating stations while sustaining performance improvement at each site. The request also required ComEd to submit information regarding the criteria that it has established, or planned to establish, to measure performance and to explain ComEd's proposed actions if the criteria are not met. The request stated the NRC staff's concerns with the "cyclical safety performance of ComEd nuclear stations," noting the presence on the list of plants that require increased regulatory scrutiny by the NRC of Dresden, LaSalle and Zion Stations at various times during the past 10 years. It also noted concerns regarding "ComEd's ability to establish lasting and effective programs that result in sustained performance improvement." The problems identified by the NRC are consistent with weaknesses that had been identified in station self-assessments initiated by ComEd, and management had already undertaken to develop and implement programs designed to address these issues. ComEd submitted a response to the NRC on March 28, 1997 and the NRC indicated in an April 25, 1997 public meeting with representatives of ComEd management that ComEd's response was generally adequate to demonstrate ComEd's ability to operate its nuclear generating stations while sustaining performance improvements. In a November 4, 1997 meeting with the NRC staff, the NRC indicated that it believes ComEd's nuclear performance has shown improvement, but that it is too early to conclude that lasting improvement has been achieved. The NRC noted, as an exception to ComEd's general improving and sustained performance in its nuclear operations, concerns regarding ComEd's engineering efforts to resolve longstanding fire protection issues at the Quad Cities Station. The NRC and representatives of ComEd's management have met, and will continue to meet periodically in the future, to discuss the status of recovery and restart efforts and overall performance of the ComEd nuclear program.

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

  ComEd's activities with respect to its nuclear generating stations have included improvements in operating and personnel procedures and repair and replacement of equipment and can result in longer unit outages. LaSalle Units 1 and 2 and Quad Cities Units 1 and 2 are currently not operating. It currently is expected that LaSalle Unit 1 will restart by the end of the third quarter of 1998 and LaSalle Unit 2 is expected to restart by the end of the first quarter of 1999. Both units at Quad Cities Station are expected to return to service by approximately the end of the second quarter of 1998. In each case, the restart of these units requires the resolution of issues with the NRC.

  The NERC is analyzing electric system reliability and the potential for electric energy shortages in the summer of 1998 in light of the potential for continued outages at nuclear plants operated by ComEd and other utilities in the Midwest power grid. ComEd has taken numerous steps to support the reliability of its system during the summer of 1998. Such steps include maximizing available on-system generating capacity during periods of peak demand, arrangements to purchase over 4,300 MW of power from other utilities, reinforcements to the transmission systems of ComEd and neighboring utilities to increase capacity and to provide voltage support, and working with customers to manage the use of and demand for power. ComEd estimates the transmission and distribution system upgrades will result in capital expenditures of approximately $30 million in 1998.

  Generating station availability and performance during a year have been issues in fuel reconciliation proceedings in assessing the prudence of fuel and purchased power costs during such year. Final ICC orders have been issued in fuel reconciliation proceedings for years prior to 1994 and for the year 1995. In 1996, an intervenor filed testimony in the fuel reconciliation proceeding for 1994 seeking a refund of approximately $90 million relating to nuclear station performance. In March 1998, the ICC Staff also filed testimony in the fuel reconciliation proceeding for 1994 proposing a refund of $36 million. The 1997 Act provides that the fuel reconciliation proceedings for 1994 and 1996 must be concluded by the end of 1998. If refunds are required in these proceedings, the refunds could have a material adverse effect on results of operations. The 1997 Act also provides that, because ComEd eliminated its FAC effective January 1, 1997, the ICC shall not conduct a fuel reconciliation proceeding for the year 1997 or any subsequent years.

  Based on ComEd's most recent study approved by the ICC, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $4.4 billion in current-year (1998) dollars, including a contingency allowance. ComEd estimates that it will expend approximately $11.6 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2034. Additionally, ComEd estimates that it will expend an aggregate of approximately $217 million in current-year (1998) dollars during the period 2000 through 2014 to maintain Zion Station in a secured mode until decommissioning begins. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation. See Note 1 of Notes to Financial Statements under "Depreciation and Decommissioning" for additional information regarding decommissioning costs.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See
Note 22 of Notes to Financial Statements and "Part II. Other Information, Item
1. Legal Proceedings."

RESULTS OF OPERATIONS

  Unicom's earnings (loss) per common share were $0.25 for the three months ended March 31, 1998, compared to $1.21 for the three months ended March 31, 1997, and $(4.90) for the twelve months ended March 31, 1998, compared to $3.67 for the twelve months ended March 31, 1997. Earnings for the three months and twelve months ended March 31, 1997 have been restated for a change in accounting method for revenue recognition and, include the one-time positive impact of a change in accounting principle of $197 million (after-tax), or $0.91 per common share. Restated earnings per common share, excluding the one-time positive effect of the change in accounting principle, were $0.30 and $2.76 for the three months and twelve months ended March 31, 1997, respectively. Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries currently are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the effect of ComEd's operations on Unicom's financial results.

  Net Income for the Three Months Ended March 31, 1998. The decrease in ComEd's net income in the recent three-month period reflects, among other factors, mild winter weather, the unfavorable comparison to the one-time positive impact in the first quarter of 1997 of a change in accounting principle of $197 million (after-tax) and increased energy costs.

  Kilowatthour sales increased 3% during the first quarter of 1998, compared to the same period in 1997, driven largely by increased sales to wholesale customers. Kilowatthour sales to retail customers declined slightly due to milder winter weather conditions experienced during the first quarter of 1998, partially offset by continued economic growth in ComEd's service territory. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs increased 21% in the first quarter of 1998, compared to the first quarter of 1997, largely due to higher purchases from other utilities. See "Purchased Power" below for additional information. Partially offsetting the lower earnings was a 6% reduction in interest expense and dividend requirements on preferred and preference stocks, compared to the same period in 1997, reflecting ComEd's efforts to reduce long-term debt.

  O&M expenses decreased by 1% for the first quarter of 1998, compared to the same period in 1997, as discussed in "Operation and Maintenance Expenses" below. Excluding the costs of employee separation programs and certain other one-time employee related costs, O&M expenses decreased by 3% in the first quarter of 1998, compared to the first quarter of 1997.

  In the fourth quarter of 1997, ComEd changed its method of accounting for revenue recognition, retroactive to January 1, 1997, to record estimated revenue for service delivered but not yet billed at the end of each accounting period. The 1997 quarterly results have been restated as required by GAAP. Restated first quarter 1997 results include the one-time cumulative positive impact for years prior to 1997 of $197 million (after-tax), or $0.91 per common share.

  Net Income (Loss) for the Twelve Months Ended March 31, 1998. The decrease in ComEd's net income (loss) in the recent twelve-month period was primarily due to ComEd's discontinuation of regulatory accounting practices for the generation portion of its business and other charges recorded in response to the effectiveness of the 1997 Act. The results for the twelve months ended March 31, 1998 also include the write-off for the closure of the Zion nuclear generating station.

  ComEd discontinued regulatory accounting practices for the generation portion of its business in the fourth quarter of 1997 due to the expected transition of electric generation services to market- based pricing as a result of the 1997 Act. Accordingly, ComEd's generation-related net regulatory assets (which represent assets and liabilities properly recorded under regulatory accounting practices but which would not be recorded under GAAP for non-regulated entities) were written off, resulting in an extraordinary charge in the fourth quarter of 1997 of $810 million (after-tax), or $3.75 per common share.

  In addition, as permitted under the 1997 Act, ComEd elected to eliminate its FAC in December 1997, which resulted in a charge in the fourth quarter of 1997 of $44 million (after-tax), or $0.20 per common share. The reduction includes $25 million (after-tax), or $0.12 per common share, in net FAC charges billed to its customers in 1997, which are currently being refunded to customers. The reduction also includes a write-off of $19 million (after-tax), or $0.08 per common share, in underrecovered energy costs that ComEd would have been entitled to recover if the FAC had remained in effect.

  Also, the results for the twelve months ended March 31, 1998 include the write down of ComEd's investment in uranium-related properties to reflect costs which are not expected to be recovered in a competitive market. The write down resulted in a charge of $60 million (after-tax), or $0.28 per common share, in the fourth quarter of 1997.

  The twelve months ended March 31, 1998 reflect a change in the accounting method for revenue recognition to record ComEd's revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997. This change in accounting method, included in restated three months and twelve months ended March 31, 1997 results, had a cumulative one-time positive impact for years prior to 1997 of $197 million (after-tax), or $0.91 per common share.

  The fourth quarter of 1997 also includes a charge of $523 million (after-tax), or $2.42 per common share, reflecting the write-off of the unrecoverable portion of the cost of ComEd's Zion Station plant and inventories and a liability for future closing costs, resulting from the decision in January 1998 to cease nuclear generation operations at Zion Station.

  ComEd's kilowatthour sales, including sales to wholesale customers, increased 5% in the twelve months ended March 31, 1998, compared to the same period last year, as discussed in "Operating Revenues" below. O&M expenses increased by 9% in the same period, as discussed in "Operation and Maintenance Expenses" below.

  Also reducing operating results for the recent twelve-month period was a 26% increase in fuel and purchased power costs, largely due to higher purchases from other utilities, as discussed in "Purchased Power" below. In addition a 1% increase in depreciation expense, primarily due to an increase in certain nuclear plant depreciation, as discussed in "Depreciation" below.

  Operating Revenues. ComEd's electric operating revenues reflect revenues from sales to ultimate consumers (including residential, commercial and industrial customers within its service territory), revenues from sales for resale (i.e., sales to wholesale customers, principally other electric utilities), and revenues from collections under its FAC for years prior to 1997 (which were intended to recover variations in ComEd's fuel cost for generating electric energy and the energy portion of purchased power costs in relation to the amount included in ComEd's base rates). Operating revenues are affected by kilowatthour sales and rate levels. Kilowatthour sales, in turn, are affected by weather, the level of economic activity within ComEd's service area, and off-system or wholesale sales to other utilities. Off-system sales are affected by a number of factors, including nuclear generating availability and performance.

  Operating revenues increased $40 million in the three months ended March 31, 1998, compared to the three months ended March 31, 1997, reflecting a 3% increase in total kilowatthour sales, including an 18% increase in sales to wholesale customers. Although total kilowatthour sales to ultimate consumers decreased slightly primarily due to milder winter weather conditions, sales to commercial and industrial customers increased, reflecting continued economic growth. Operating revenues increased $192 million in the twelve months ended March 31, 1998, compared to the twelve months ended March 31, 1997, reflecting a 5% increase in total kilowatthour sales, primarily due to continued economic growth and increased sales to wholesale customers.

  Fuel Costs. Changes in fuel expense for the three months and twelve months ended March 31, 1998, compared to the same periods ended March 31, 1997, primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                                        MARCH 31              MARCH 31
                                                   --------------------  --------------------
                                                     1998       1997       1998       1997
                                                   ---------  ---------  ---------  ---------
   Cost of fuel consumed (per million Btu):
    Nuclear......................................      $0.63      $0.55      $0.59      $0.54
    Coal.........................................      $1.96      $2.45      $2.17      $2.42
    Oil..........................................      $3.37      $3.66      $3.70      $3.68
    Natural gas..................................      $2.39      $2.98      $2.58      $2.77
    Average all fuels............................      $1.25      $1.30      $1.32      $1.24
   Net generation of electric energy (millions of
    kilowatthours)...............................     17,327     22,319     80,869     91,875
   Fuel sources of kilowatthour generation:
    Nuclear......................................         58%        62%        56%        64%
    Coal.........................................         36         36         39         33
    Oil..........................................          1        --          --          1
    Natural gas..................................          5          2          5          2
                                                   ---------  ---------  ---------  ---------
                                                         100%       100%       100%       100%
                                                   =========  =========  =========  =========

  The decrease in net generation of electric energy is due to the sale of Kincaid and State Line Stations and lower nuclear plant availability. The decrease in nuclear generation as a percentage of total generation for the three months and twelve months ended March 31, 1998, compared to the prior periods, is primarily due to outages at certain of ComEd's nuclear generating stations. See "Regulation," subcaption "Nuclear Matters" above, for information regarding outages at certain of ComEd's nuclear generating stations.

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. In addition, as of March 31, 1998, ComEd had coal reserves of $263 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments see "Liquidity and Capital Resources" above and for information concerning ComEd's fuel reconciliation proceedings see "Regulation," subscription "Nuclear Matters" above. Also see Note 1 of Notes to Financial Statements, under "Coal Reserves" and "Fuel Adjustment Clause", concerning ComEd's coal reserves and FAC.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd's generating units and the availability and cost of power from other utilities. Purchased power increased $156 million and $378 million for the three months and twelve months ended March 31, 1998, compared to the same periods in 1997, primarily due to outages at certain of ComEd's nuclear generating stations and the commencement of the power purchase agreements associated with the sale of State Line and Kincaid Stations. See "Regulation," subcaption "Nuclear Matters" above, for information regarding outages at certain of ComEd's nuclear generating stations.

  The number and average cost of kilowatthours purchased were as follows:

                                         THREE MONTHS
                                          ENDED MARCH    TWELVE MONTHS ENDED
                                              31              MARCH 31
                                         --------------  ---------------------
                                          1998    1997     1998        1997
                                         ------  ------  ----------  ---------
   Kilowatthours (millions)............. 8,685   3,452       21,905      8,111
   Cost per kilowatthour................  2.54c   1.86c        2.54c      2.20c

  Purchased power is expected to increase in the year 1998, compared to the year 1997, due to expected increased kilowatthour sales, lower nuclear generation, increased sales to other utilities and higher costs for power purchased from other utilities.

  Operation and Maintenance Expenses. O&M expenses include the expenses associated with operating and maintaining ComEd's generation, transmission and distribution assets, as well as administrative overhead and support. Given the variety of expense categories covered, there are a number of factors which affect the level of such expenses within any given period. Two major components of such expenses, however, are the costs associated with operating and maintaining ComEd's nuclear and fossil generating facilities. Generating station expenses are affected by the cost of materials, regulatory requirements and expectations, the age of facilities and cost control efforts.

  During the three months and twelve months ended March 31, 1998, the aggregate level of O&M expenses decreased 1% and increased 9%, respectively, compared to the same periods ended March 31, 1997. The recent twelve month period includes an increase in the level of nuclear generating station expenses, as discussed below. Additional factors in each period also affected the level of O&M expenses.

  O&M expenses associated with nuclear generating stations decreased $41 million and increased $24 million during the three months and twelve months ended March 31, 1998, respectively, compared to the same periods ended March 31, 1997. The decrease in the recent three-month period was primarily due to the permanent cessation of nuclear generation operations at Zion Station. The increase in the recent twelve-month period is primarily due to activities associated with the repair, replacement and improvement of nuclear generating facility equipment, partially offset by the permanent cessation of nuclear generation operations at Zion Station. Beginning in 1995, ComEd increased the number and scope of maintenance activities associated with its nuclear generating stations. Such efforts are the result of station performance evaluations performed to identify the sources and causes of unplanned equipment repairs. The goal of such efforts is to design and implement cost effective repairs and improvements to increase station availability. The efforts begun in 1995 are expected to continue through 1998. See "Changes in the Electric Utility Industry," subcaption "ComEd's Response to Regulatory Changes," regarding the permanent cessation of nuclear operations at Zion Station.

  The increase in O&M expenses associated with nuclear generating stations for the recent twelve- month period has been driven by ComEd's objective to improve station availability, as well as to meet regulatory requirements and expectations. ComEd is pursuing a program to improve the quality of nuclear operations, including safety and efficiency, which also is expected to achieve a longer term goal of improved availability and to be positioned to take advantage of opportunities in a more competitive market. Over the past several years, ComEd has increased and reinforced station management with managers drawn from other utilities which have resolved similar operating issues. It has also sought to identify, anticipate and address nuclear station operation and performance issues in a safe, cost-effective manner, while seeking to improve the availability and capacity factors of its nuclear generating units. Such activities have included improvements in operating and personnel procedures and repair and replacement of equipment, and can result in longer unit outages. Such activities have involved increased maintenance and repair expenses in recent years.

  During the three months and twelve months ended March 31, 1998, O&M expenses associated with fossil generating stations increased $9 million and $53 million, respectively, compared to the same periods ended March 31, 1997. The increases related to the fossil generating stations are primarily due to increases in plant refurbishment costs, partially offset by a reduction of personnel costs in the recent three months and twelve months ended, compared to the same periods ended March 31, 1997.

  O&M expenses associated with ComEd's transmission and distribution system increased $13 million and $22 million in the three months and twelve months ended March 31, 1998, respectively, compared to the same periods ended March 31, 1997. The increases in the recent three months and twelve months ended reflect higher maintenance costs, including costs associated with emergency storm restoration of electric service. O&M expenses associated with customer-related activities increased $6 million and $19 million in the three months and twelve months ended March 31, 1998, respectively, compared to the same periods ended March 31, 1997, primarily due to an increase in uncollectible accounts and personnel costs.

  O&M expenses also include employee benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave the company voluntarily. Such incentives included both current payments and earlier eligibility for post-retirement health care benefits, in addition to certain other one-time employee related costs, resulted in charges of $16 million and $3 million for the three months ended March 31, 1998 and 1997, respectively, and $52 million and $18 million for the twelve months ended March 31, 1997, respectively.

  Other employee benefits expenses, excluding the effects of employee separation plans and certain other one-time employee related costs, decreased $10 million and $26 million for the three months and twelve months ended March 31, 1998, respectively, compared to the same periods ended March 31, 1997. The decreases for the three months and twelve months ended March 31, 1998 are primarily due to a reduction in medical costs for active and retired employees.

  O&M expenses also reflect $41 million and $38 million for employee incentive compensation plan costs for the twelve months ended March 31, 1998 and 1997, respectively. The payments, which were made partly in cash and partly in shares of Unicom common stock, were made under Unicom's Incentive Plans as the result of the achievements during the years 1997 and 1996, respectively, of specified financial performance, operating performance and increased shareholder value.

  O&M expenses for the twelve months ended March 31, 1998 also include $25 million for the additional write-off of obsolete materials and supplies, compared to the twelve months ended March 31, 1997. O&M expenses associated with certain administrative and general costs increased $8 million and $39 million for the three months and twelve months ended March 31, 1998, respectively, compared to the same periods ended March 31, 1997. The increase in the recent twelve-month period is due to a variety of reasons including an increase in the provision for vacation pay liability, and costs associated with information services and supply management. The effects of inflation have also increased O&M expenses during the years and are also reflected in the increases and decreases discussed herein.

  Depreciation. Depreciation expense decreased for the three months and increased for the twelve months ended March 31, 1998, compared to the same periods ended March 31, 1997. The decrease in the recent three-month period is primarily due to the retirement of Zion Station and the sale of State Line and Kincaid Stations. The increase in the recent twelve-month period is a result of additional nuclear plant depreciation and additions to plant in service, partially offset by the reduction of depreciation expense due to the retirement of Zion Station and the sale of State Line and Kincaid Stations. The additional depreciation on ComEd's nuclear generating units primarily relates to its steam generators at Byron Unit 1 and Braidwood Unit 1, which are expected to be replaced prior to year-end 1998. This additional depreciation resulted in charges of $17 million and $15 million for the three months ended March 31, 1998 and 1997, respectively, and $61 million and $45 million for the twelve months ended March 31, 1998 and 1997, respectively. ComEd also continues to consider the possibility of additional depreciation options. See "Depreciation and Decommissioning" in Note 1 of Notes to Financial Statements.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months and twelve months ended March 31, 1998, compared to the same periods ended March 31, 1997, were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                      THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                           MARCH 31              MARCH 31
                                     --------------------- ---------------------
                                        1998       1997       1998       1997
                                     ---------- ---------- ---------- ----------
      Long-term debt outstanding:
       Average amount (millions)...    $5,961     $6,519     $6,102     $6,599
       Average interest rate.......      7.55%      7.68%      7.64%      7.66%
      Notes payable outstanding:
       Average amount (millions)...    $  213     $  138     $  172     $  192
       Average interest rate.......      5.95%      5.74%      5.99%      5.72%

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

If current electric utility industry accounting practices for such decommissioning costs are changed, annual provisions for decommissioning could increase and the estimated cost for the decommissioning of operating nuclear plants after retirement could be recorded as a liability rather than as accumulated depreciation. Decommissioning costs of currently retired nuclear plants are recorded as a liability. Unicom and ComEd do not believe that such changes, if required, would have an adverse effect on the results of operations due to ComEd's ability to recover decommissioning costs through rates.

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements under "AFUDC and Interest Capitalized." ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation-related portion of its business. As a result, beginning in 1998, ComEd capitalizes interest costs on its generation-related construction work in progress and nuclear fuel in process. Interest costs capitalized were $2 million for the three months and twelve months ended March 31, 1998. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended March 31, 1998 and December 31, 1997 were 0.53 and 0.58, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended March 31, 1998 and December 31, 1997 were 0.45 and 0.49, respectively. Earnings for the twelve months ended March 31, 1998 and December 31, 1997 were inadequate to cover fixed charges by approximately $282 million and $259 million, respectively, and fixed charges and preferred and preference stock dividend requirements by approximately $381 million and $359 million, respectively. The deficiency is principally attributable to the earnings impact of the closure of Zion Station.

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

                      [THIS PAGE INTENTIONALLY LEFT BLANK]

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of March 31, 1998 and December 31, 1997, and the related statements of consolidated operations, retained earnings (deficit) and cash flows for the three-month and twelve-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of March 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1998 and 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 3, effective January 1, 1997, the Company changed its method of accounting for revenue recognition.


                                            Arthur Andersen LLP
Chicago, Illinois
May 11, 1998

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months and twelve months ended March 31, 1998 and 1997 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED      TWELVE MONTHS ENDED
                                MARCH 31                 MARCH 31
                          ----------------------  -----------------------
                             1998        1997        1998         1997
                          ----------  ----------  -----------  ----------
                                         (THOUSANDS OF DOLLARS)
Electric Operating Reve-
 nues...................  $1,709,613  $1,669,585  $ 7,113,116  $6,920,643
                          ----------  ----------  -----------  ----------
Electric Operating Ex-
 penses and Taxes:
 Fuel...................  $  231,376  $  309,068  $ 1,161,746  $1,182,948
 Purchased power........     220,730      64,307      556,478     178,167
 Operation..............     343,990     400,210    1,658,240   1,548,940
 Maintenance............     220,759     168,424      742,064     657,373
 Depreciation...........     247,758     249,120      984,515     970,373
 Recovery of regulatory
  assets................         --        3,818       11,454      15,272
 Taxes (except income)..     206,966     201,101      805,032     765,638
 Income taxes--
   Current--Federal.....      51,501      50,707      215,143     248,320
   --State..............      10,591      18,043       57,835      71,046
   Deferred--Federal--
    net.................      (7,016)      3,313       45,782     119,564
   --State--net.........        (563)     (4,986)       6,967      10,948
 Investment tax credits
  deferred--net.........      (7,160)     (7,897)     (30,278)    (34,109)
                          ----------  ----------  -----------  ----------
                          $1,518,932  $1,455,228  $ 6,214,978  $5,734,480
                          ----------  ----------  -----------  ----------
Electric Operating In-
 come...................  $  190,681  $  214,357  $   898,138  $1,186,163
                          ----------  ----------  -----------  ----------
Other Income and (Deduc-
 tions):
 Interest on long-term
  debt..................  $ (112,445) $ (125,109) $  (465,866) $ (505,277)
 Interest on notes pay-
  able..................      (3,119)     (1,951)     (10,302)    (11,007)
 Allowance for funds
  used during construc-
  tion--
   Borrowed funds.......       1,576       4,052       16,079      18,580
   Equity funds.........       1,584       5,080       20,274      21,158
 Income taxes applicable
  to nonoperating
  activities............       2,884         366       13,748       3,902
 Provision for dividends
  on company-obligated
  mandatorily redeemable
  preferred securities
  of subsidiary trusts
  holding solely the
  Company's subordinated
  debt securities.......      (7,428)     (6,648)     (29,640)    (19,368)
 Loss on nuclear plant
  closure...............         --          --      (885,611)        --
 Income tax effect of
  nuclear plant closure.         --          --       362,952         --
 Miscellaneous--net.....      (1,900)     (8,872)     (89,351)    (25,399)
                          ----------  ----------  -----------  ----------
                          $ (118,848) $ (133,082) $(1,067,717) $ (517,411)
                          ----------  ----------  -----------  ----------
Net Income (Loss) Before
 Extraordinary Item and
 Cumulative Effect of
 Change in Accounting
 Principle..............  $   71,833  $   81,275  $  (169,579) $  668,752
Extraordinary Loss, Less
 Applicable Income
 Taxes..................         --          --      (810,335)        --
Cumulative Effect of
 Change in Accounting
 Principle..............         --      196,700          --      196,700
                          ----------  ----------  -----------  ----------
Net Income (Loss).......  $   71,833  $  277,975  $  (979,914) $  865,452
Provision for Dividends
 on Preferred and
 Preference Stocks......      14,547      15,527       59,506      63,437
                          ----------  ----------  -----------  ----------
Net Income (Loss) on
 Common Stock...........  $   57,286  $  262,448  $(1,039,420) $  802,015
                          ==========  ==========  ===========  ==========

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       MARCH 31,   DECEMBER 31,
                       ASSETS                            1998          1997
                       ------                         -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,086 million
   and $1,131 million, respectively)................. $27,264,888  $27,519,365
  Less--Accumulated provision for depreciation.......  11,737,771   11,645,985
                                                      -----------  -----------
                                                      $15,527,117  $15,873,380
  Nuclear fuel, at amortized cost....................     929,631      906,043
                                                      -----------  -----------
                                                      $16,456,748  $16,779,423
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds...................... $ 2,087,093  $ 1,855,697
  Subsidiary companies...............................      50,031       48,605
  Other investments, at cost.........................      44,398       39,002
                                                      -----------  -----------
                                                      $ 2,181,522  $ 1,943,304
                                                      -----------  -----------
Current Assets:
  Cash............................................... $     3,468  $       --
  Temporary cash investments.........................      76,576       72,634
  Special deposits...................................         271          271
  Receivables--
    Customers........................................     881,418      873,418
    Other............................................      58,140      130,537
    Provisions for uncollectible accounts............     (17,432)     (17,544)
  Coal and fuel oil, at average cost.................     156,850      120,664
  Materials and supplies, at average cost............     255,790      255,338
  Deferred income taxes related to current assets and
   liabilities.......................................      72,651      179,493
  Prepayments and other..............................     135,443      125,507
                                                      -----------  -----------
                                                      $ 1,623,175  $ 1,740,318
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 1,452,013  $ 1,685,235
  Coal reserves......................................     167,524      194,769
  Other..............................................      72,880      115,354
                                                      -----------  -----------
                                                      $ 1,692,417  $ 1,995,358
                                                      -----------  -----------
                                                      $21,953,862  $22,458,403
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        MARCH 31,  DECEMBER 31,
            CAPITALIZATION AND LIABILITIES                1998         1997
            ------------------------------             ----------- ------------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 4,838,164 $ 4,866,438
  Preferred and preference stocks without mandatory
   redemption requirements............................     506,920     507,053
  Preference stock subject to mandatory redemption re-
   quirements.........................................     174,328     174,328
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the
   Company's subordinated debt securities* ...........     350,000     350,000
  Long-term debt .....................................   5,560,390   5,562,883
                                                       ----------- -----------
                                                       $11,429,802 $11,460,702
                                                       ----------- -----------
Current Liabilities:
  Notes payable....................................... $   379,650 $   158,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations.....     408,421     772,831
  Accounts payable....................................     474,781     490,124
  Accrued interest....................................     140,534     167,807
  Accrued taxes.......................................     234,096     198,556
  Dividends payable...................................     102,896     106,083
  Customer deposits...................................      54,023      55,214
  Accrued plant closing costs.........................     119,641     135,000
  Other...............................................     133,314     164,897
                                                       ----------- -----------
                                                       $ 2,047,356 $ 2,248,662
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 3,768,112 $ 3,839,607
  Nuclear decommissioning liability for retired
   plants.............................................   1,202,600   1,301,000
  Accumulated deferred investment tax credits.........     587,490     602,122
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     701,756     692,673
  Obligations under capital leases....................     424,343     437,950
  Regulatory liabilities..............................     607,623     698,750
  Other...............................................   1,184,780   1,176,937
                                                       ----------- -----------
                                                       $ 8,476,704 $ 8,749,039
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 22)
                                                       $21,953,862 $22,458,403
                                                       =========== ===========

  *As described in Note 11 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. The sole asset of ComEd Financing II, also a subsidiary trust of ComEd, is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027.

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       MARCH 31,   DECEMBER 31,
                                                         1998          1997
                                                      -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,232,430 shares and 214,228,077
    shares, respectively............................. $ 2,677,906  $ 2,677,851
  Premium on common stock and other paid-in capital..   2,223,642    2,223,564
  Capital stock and warrant expense..................     (15,805)     (15,805)
  Retained earnings (deficit)........................     (47,579)     (19,172)
                                                      -----------  -----------
                                                      $ 4,838,164  $ 4,866,438
                                                      -----------  -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957  $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--61,724 shares and 65,912 shares, re-
    spectively.......................................       1,963        2,096
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --           --
                                                      -----------  -----------
                                                      $   506,920  $   507,053
                                                      -----------  -----------
Preference Stock Subject to Mandatory Redemption Re-
 quirements:
  Preference stock, cumulative, without par value--
   Outstanding--2,058,560 shares..................... $   205,016  $   205,016
  Current redemption requirements for preference
   stock included in current liabilities.............     (30,688)     (30,688)
                                                      -----------  -----------
                                                      $   174,328  $   174,328
                                                      -----------  -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely the
 Company's Subordinated Debt Securities.............. $   350,000  $   350,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1998 through 2002--6.00% to 9 3/8%...... $   880,000  $ 1,060,000
    Maturing 2003 through 2012--3.70% to 8 3/8%......   1,440,400    1,440,400
    Maturing 2013 through 2022--5.85% to 9 7/8%......   1,791,000    1,791,000
    Maturing 2023--7 3/4% to 8 3/8%..................     560,000      560,000
                                                      -----------  -----------
                                                      $ 4,671,400  $ 4,851,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................      98,298      100,298
  Pollution control obligations, due 2007 through
   2014--3.65% to 5 7/8%.............................     142,200      142,200
  Other long-term debt...............................     834,845    1,016,889
  Deposit for retirement of long-term debt...........      (4,064)         --
  Current maturities of long-term debt included in
   current liabilities...............................    (136,837)    (501,445)
  Unamortized net debt discount and premium..........     (45,452)     (46,459)
                                                      -----------  -----------
                                                      $ 5,560,390  $ 5,562,883
                                                      -----------  -----------
                                                      $11,429,802  $11,460,702
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS (DEFICIT)

                                    THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                         MARCH 31              MARCH 31
                                    -------------------- ----------------------
                                      1998       1997       1998        1997
                                    --------  ---------- ----------  ----------
                                             (THOUSANDS OF DOLLARS)
Balance at Beginning of Period..... $(19,172) $1,157,956 $1,334,714  $  875,547
Add--Net income (loss).............   71,833     277,975   (979,914)    865,452
                                    --------  ---------- ----------  ----------
                                    $ 52,661  $1,435,931 $  354,800  $1,740,999
                                    --------  ---------- ----------  ----------
Deduct--
   Dividends declared on--
    Common stock................... $ 85,693  $   85,690 $  342,766  $  342,744
    Preferred and preference
     stocks........................   14,547      15,527     59,179      63,108
   Other capital stock
    transactions--net..............      --          --         434         433
                                    --------  ---------- ----------  ----------
                                    $100,240  $  101,217 $  402,379  $  406,285
                                    --------  ---------- ----------  ----------
Balance at End of Period (Includes
 $355 million of appropriated
 retained earnings at March 31,
 1998)............................. $(47,579) $1,334,714 $  (47,579) $1,334,714
                                    ========  ========== ==========  ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                  THREE MONTHS ENDED     TWELVE MONTHS ENDED
                                       MARCH 31                MARCH 31
                                  --------------------  -----------------------
                                    1998       1997        1998        1997
                                  ---------  ---------  ----------  -----------
                                            (THOUSANDS OF DOLLARS)
Cash Flow From Operating Activi-
 ties:
 Net income (loss)..............  $  71,833  $ 277,975  $ (979,914) $   865,452
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
   Depreciation and amortiza-
    tion........................    260,719    258,714   1,034,336    1,006,783
   Deferred income taxes and in-
    vestment tax credits--net...     24,500    (9,633)    (314,755)      99,016
   Extraordinary loss related to
    write-off of certain net
    regulatory assets...........        --         --      810,335          --
   Cumulative effect of a change
    in accounting principle.....        --    (196,700)        --      (196,700)
   Loss on nuclear plant
    closure.....................        --         --      885,611          --
   Provisions/(payments) for
    revenue refunds.............    (34,504)       --       10,966          --
   Equity component of allowance
    for funds used during
    construction................     (1,584)    (5,080)    (20,274)     (21,158)
   Recovery of regulatory as-
    sets........................        --       3,818      11,454       15,272
   Provisions/(payments) for li-
    ability for separation
    costs--net..................      7,425       (626)     24,037        1,790
   Net effect on cash flows of
    changes in:
     Receivables................     64,285    102,992     (17,513)      60,196
     Coal and fuel oil..........    (36,186)   (32,275)     15,787      (27,970)
     Materials and supplies.....     (3,739)       (30)     37,950       10,627
     Accounts payable excluding
      separation costs--net.....    (21,958)   (38,736)     (4,901)     (16,099)
     Accrued interest and taxes.      8,267     61,392     (59,590)     (25,273)
     Other changes in certain
      current assets and
      liabilities...............     16,704     36,168     274,449      194,274
   Other--net...................     58,166     65,902     170,179      167,955
                                  ---------  ---------  ----------  -----------
                                  $ 413,928  $ 523,881  $1,878,157  $ 2,134,165
                                  ---------  ---------  ----------  -----------
Cash Flow From Investing Activi-
 ties:
 Construction expenditures......  $(170,986) $(209,706) $ (930,905) $  (878,744)
 Nuclear fuel expenditures......    (60,549)   (48,773)   (197,149)    (296,187)
 Sale on generating plants......    177,454        --      238,245          --
 Equity component of allowance
  for funds used during
  construction..................      1,584      5,080      20,274       21,158
 Contributions to nuclear
  decommissioning funds.........    (80,077)   (80,181)   (114,721)    (116,284)
 Other investments and special
  deposits......................       (861)   (24,302)     18,739      (24,307)
                                  ---------  ---------  ----------  -----------
                                  $(133,435) $(357,882) $ (965,517) $(1,294,364)
                                  ---------  ---------  ----------  -----------
Cash Flow From Financing Activi-
 ties:
 Issuance of securities--
  Long-term debt................  $     --   $ 297,663  $      --   $   496,565
  Company-obligated mandatorily
   redeemable preferred securi-
   ties of subsidiary trusts
   holding solely the Company's
   subordinated debt securi-
   ties.........................        --     150,000         --       150,000
  Capital stock.................        133        199         222          843
 Retirement and redemption of
  securities--
  Long-term debt................   (364,044)  (501,911)   (596,901)    (933,855)
  Capital stock.................       (133)      (199)    (44,045)     (44,687)
 Deposits and securities held
  for retirement and redemption
  of securities.................     (4,064)    (2,331)     (1,733)       1,287
 Premium paid on early redemp-
  tion of long-term debt........        --      (9,500)        --        (9,500)
 Cash dividends paid on capital
  stock.........................   (110,854)  (105,456)   (432,314)    (428,028)
 Proceeds from sale/leaseback
  of nuclear fuel...............     16,565     44,470     122,049      236,875
 Nuclear fuel lease principal
  payments......................    (32,186)   (49,550)   (149,048)    (205,241)
 Increase (Decrease) in short-
  term borrowings...............    221,500      1,000     249,900     (105,800)
                                  ---------  ---------  ----------  -----------
                                  $(273,083) $(175,615) $ (851,870) $  (841,541)
                                  ---------  ---------  ----------  -----------
Increase (Decrease) in Cash and
 Temporary Cash Investments.....  $   7,410  $  (9,616) $   60,770  $    (1,740)
Cash and Temporary Cash
 Investments at Beginning of
 Period.........................     72,634     28,890      19,274       21,014
                                  ---------  ---------  ----------  -----------
Cash and Temporary Cash Invest-
 ments at End of Period.........  $  80,044  $  19,274  $   80,044  $    19,274
                                  =========  =========  ==========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  See Unicom's Note 1 of Notes to Financial Statements for a discussion of significant accounting policies, except for the following specific policies discussed below and the subcaption "Earnings per Share" in Unicom's Note 1.

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $137 million and $152 million for the three months ended March 31, 1998 and 1997, respectively, and $573 million and $614 million for the twelve months ended March 31, 1998 and 1997, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 1998 and 1997 was as follows:

                                       THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                            MARCH 31            MARCH 31
                                       ------------------- -------------------
                                         1998      1997      1998      1997
                                       --------- --------- --------- ---------
                                               (THOUSANDS OF DOLLARS)
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capital-
    ized)............................. $ 150,537 $ 157,735 $ 495,062 $ 534,623
   Income taxes (net of refunds)...... $     --  $   6,998 $ 274,370 $ 245,918
Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
 Capital lease obligations incurred... $  17,996 $  46,397 $ 130,011 $ 241,879

  (2) ACCOUNTING EFFECTS RELATED TO THE 1997 ACT. See Unicom's Note 2 of Notes to Financial Statements, except for EPS information.

  (3) CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. See Unicom's Note 3 of Notes to Financial Statements, except for pro forma and EPS information. The following pro forma information reflects the financial results for the twelve months ended March 31, 1997 as if the new accounting method had been in effect for the full twelve-month period, excluding the cumulative effect of a change in accounting principle (unaudited):

                                                                      (THOUSANDS
                                                                          OF
                                                                       DOLLARS)
Net Income...........................................................  $663,712

  (4) RATE MATTERS. See Unicom's Note 4 of Notes to Financial Statements.

  (5) CLOSURE AND SALE OF PLANTS. See Unicom's Note 5 of Notes to Financial Statements, except for EPS information.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (6) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At March 31, 1998, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--22,368,560 shares; $1.425 convertible preferred stock-- 61,724 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  See Unicom's Note 2 regarding ComEd's application to the ICC for the proposed issuance of up to $3.4 billion of securities to refinance debt and equity, as permitted under the 1997 Act.

  (7) COMMON EQUITY. At March 31, 1998, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 62,958
      Conversion of warrants............................................. 25,535
                                                                          ------
                                                                          88,493
                                                                          ======

  Shares of common stock issued for the three months and twelve months ended March 31, 1998 and 1997 were as follows:

                                       THREE MONTHS ENDED  TWELVE MONTHS ENDED
                                            MARCH 31             MARCH 31
                                       ------------------- --------------------
                                         1998      1997      1998       1997
                                       --------- --------- --------- ----------
Conversion of $1.425 convertible
 preferred stock......................     4,269     6,382     7,148     27,727
Conversion of warrants................        84       181       265      1,476
                                       --------- --------- --------- ----------
                                           4,353     6,563     7,413     29,203
                                       ========= ========= ========= ==========

  At March 31, 1998 and December 31, 1997, 76,607 and 76,868 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  ComEd's retained earnings account had a deficit balance of $48 million and $19 million at March 31, 1998 and December 31, 1997, respectively. As of March 31, 1998 and December 31, 1997, $355 million and $384 million, respectively, of retained earnings have been appropriated for future dividend payments.

  See Unicom's Note 2 regarding ComEd's application to the ICC for the proposed issuance of up to $3.4 billion of securities to refinance debt and equity, as permitted under the 1997 Act.

  (8) STOCK OPTION AWARDS/EMPLOYEE STOCK PURCHASE PLAN. See Unicom's Note 8 of Notes to Financial Statements, except for EPS information.

  (9) PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. See Unicom's Note 9 of Notes to Financial Statements.

  (10) PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. See Unicom's Note 10 of Notes to Financial Statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (11) COMPANY-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY THE COMPANY'S SUBORDINATED DEBT SECURITIES. See Unicom's Note 11 of Notes to Financial Statements.

  (12) LONG-TERM DEBT. See Unicom's Note 12 of Notes to Financial Statements.

  (13) LINES OF CREDIT. See the first paragraph of Unicom's Note 13 of Notes to Financial Statements.

  (14) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 14 of Notes to Financial Statements.

  (15) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 15 of Notes to Financial Statements.

  (16) PENSION AND POSTRETIREMENT BENEFITS. See Unicom's Note 16 of Notes to Financial Statements.

  (17) SEPARATION PLAN COSTS. See Unicom's Note 17 of Notes to Financial Statements, except for EPS information.

  (18) INCOME TAXES. The components of the net deferred income tax liability at March 31, 1998 and December 31, 1997 were as follows:

                                                        MARCH 31,   DECEMBER 31,
                                                           1998         1997
                                                        ----------  ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized
  depreciation, net of removal costs..................  $3,991,973   $4,051,191
 Overheads capitalized................................     123,259      131,509
 Repair allowance.....................................     227,650      231,697
 Regulatory assets recoverable through future rates...     690,442      785,354
Deferred income tax assets:
 Postretirement benefits..............................    (314,733)    (305,220)
 Unamortized investment tax credits...................    (197,855)    (206,112)
 Regulatory liabilities to be settled through future
  rates...............................................    (607,623)    (698,750)
 Nuclear plant closure................................     (74,708)    (194,244)
 Other--net...........................................    (142,944)    (135,311)
                                                        ----------   ----------
Net deferred income tax liability.....................  $3,695,461   $3,660,114
                                                        ==========   ==========

  The $35 million increase in the net deferred income tax liability from December 31, 1997 to March 31, 1998 is comprised of $39 million in deferred income tax expenses reflected in operations and a $4 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged to continuing operations for the three months and twelve months ended March 31, 1998 and 1997 were as follows:

                                                             TWELVE MONTHS
                                     THREE MONTHS ENDED          ENDED
                                          MARCH 31              MARCH 31
                                     --------------------  -------------------
                                       1998       1997       1998       1997
                                     ---------  ---------  ---------  --------
                                             (THOUSANDS OF DOLLARS)
Electric operating income:
 Current income taxes..............  $  62,092  $  68,750  $ 272,978  $319,366
 Deferred income taxes.............     (7,579)    (1,673)    52,749   130,512
 Investment tax credits deferred--
  net..............................     (7,160)    (7,897)   (30,278)  (34,109)
Other (income) and deductions,
 primarily deferred income taxes in
 1997..............................    (10,195)      (283)  (417,537)   (3,543)
                                     ---------  ---------  ---------  --------
Net income taxes charged (credited)
 to continuing operations..........  $  37,158  $  58,897  $(122,088) $412,226
                                     =========  =========  =========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1998 and 1997:

                                   THREE MONTHS ENDED    TWELVE MONTHS ENDED
                                        MARCH 31               MARCH 31
                                   --------------------  ---------------------
                                     1998       1997       1998        1997
                                   ---------  ---------  ---------  ----------
Pre-tax book income (loss) (thou-
 sands)........................... $ 108,991  $ 140,172  $(291,667) $1,080,978
Effective income tax rate.........      34.1%      42.0%      41.9%       38.1%

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 1998 and 1997 were as follows:

                                                             TWELVE MONTHS
                                      THREE MONTHS ENDED         ENDED
                                           MARCH 31             MARCH 31
                                      -------------------  -------------------
                                        1998      1997       1998       1997
                                      --------- ---------  ---------  --------
                                             (THOUSANDS OF DOLLARS)
Federal income taxes computed at
 statutory rate...................... $ 38,147  $  75,310  $(102,083) $404,592
Equity component of AFUDC which was
 excluded from taxable income........      (89)    (1,778)    (6,630)   (7,405)
Amortization of investment tax
 credits, net of deferred income
 taxes...............................   (9,210)    (7,897)   (32,328)  (34,109)
State income taxes, net of federal
 income taxes........................    6,134     11,647      1,272    56,625
Differences between book and tax
 accounting, primarily property-
 related deductions..................    2,176    (18,385)    17,681    (7,477)
                                      --------  ---------  ---------  --------
Net income taxes charged (credited)
 to continuing operations............ $ 37,158  $  58,897  $(122,088) $412,226
                                      ========  =========  =========  ========

  The effects of an income tax refund related to prior years were recorded in the third quarter of 1996, resulting in a positive impact of $26 million (after-tax).

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--CONCLUDED

  (19) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1998 and 1997 were as follows:

                                                                 TWELVE MONTHS
                                           THREE MONTHS ENDED        ENDED
                                                MARCH 31           MARCH 31
                                           ------------------- -----------------
                                             1998      1997      1998     1997
                                           --------- --------- -------- --------
                                                  (THOUSANDS OF DOLLARS)
Illinois public utility revenue........... $  57,682 $  51,755 $234,276 $220,306
Illinois invested capital.................       --     26,190   73,314  104,699
Illinois electricity distribution tax.....    26,718       --    26,718      --
Municipal utility gross receipts..........    42,551    41,103  169,542  168,240
Real estate...............................    39,631    39,168  150,642  124,025
Municipal compensation....................    19,871    19,110   79,047   78,559
Other--net................................    20,513    23,775   71,493   69,809
                                           --------- --------- -------- --------
                                           $ 206,966 $ 201,101 $805,032 $765,638
                                           ========= ========= ======== ========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  ComEd's real estate taxes reflect a credit of $23 million, recorded in the second quarter of 1996, which related to the year 1995.

  (20) LEASE OBLIGATIONS. See the first and second paragraphs of Unicom's Note 20 of Notes to Financial Statements.

  Future minimum rental payments at March 31, 1998 for operating leases are estimated to aggregate $320 million, including $30 million in 1998, $37 million in 1999, $35 million in 2000, $29 million in 2001, $24 million in 2002 and $165 million in 2003-2024.

  (21) JOINT PLANT OWNERSHIP. See Unicom's Note 21 of Notes to Financial Statements.

  (22) COMMITMENTS AND CONTINGENT LIABILITIES. See Unicom's Note 22 of Notes to Financial Statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


  CHANGES IN THE ELECTRIC UTILITY INDUSTRY. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry," which is incorporated herein by this reference, except for EPS information.

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

  RESULTS OF OPERATIONS. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations" (other than the first paragraph thereof), which is incorporated herein by this reference, except for EPS information.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


  Since January 1, 1998, civil penalties were imposed on ComEd on three occasions for violations of NRC regulations in amounts aggregating $495,000. To ComEd's knowledge, there are two current enforcement issues outstanding and under review by the NRC.

  On June 13, 1997, the IDR issued a Notice of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax for the years 1988 through 1994, as subsequently adjusted by the IDR, of $32 million, plus interest of $15 million and a penalty of $3.5 million. On January 2, 1998, the IDR issued a second Notice of Tax Liability also alleging deficiencies in Illinois invested capital tax for the years 1995 through 1996 of $7 million, plus interest of $1 million. ComEd has protested the notices, and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accrue on the alleged tax deficiencies at 9% per annum.

  CERCLA provides for immediate response and removal actions coordinated by the U.S. EPA to releases of hazardous substances into the environment and authorizes the U.S. Government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the U.S. EPA on the NPL. These responsible parties can be ordered to perform a cleanup, can be sued for costs associated with a U.S. EPA directed cleanup, may voluntarily settle with the U.S. Government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. ComEd and its subsidiaries are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA. See Note 22 of Notes to Financial Statements for information regarding costs associated with investigating and remediating former MGP sites.

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1997 or in these Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1998, which could have such an effect.

  FORWARD-LOOKING INFORMATION. Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions as a result of the 1997 Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry" and in Note 2 of Notes to Financial Statements, (2) statements regarding estimated capital expenditures in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program" and "Liquidity and Capital Resources--UNREGULATED OPERATIONS-- Construction Program," (3) statements regarding the estimated return to service of certain nuclear generating units and an increase in purchased power costs for 1998 in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations--Purchased Power," (4) statements regarding the costs of decommissioning nuclear generating stations in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters" and in Note 1 of Notes to Financial Statements, under "Depreciation and Decommissioning," and (5) statements regarding cleanup costs associated with MGPs and other remediation sites in Note 22 of Notes to Financial Statements. Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, estimated return to service of nuclear generation units, decommissioning costs and cleanup costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding the estimated return to service of nuclear generating units are subject to the concurrence of the NRC with proceeding to power operations. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------- ------------------------------------------------------------------
     (10)-1  Retirement and Separation Agreement dated as of March 12, 1998 among Unicom, ComEd and Samuel K. Skinner.
     (10)-2  Retirement and Separation Agreement dated as of March 30, 1998 among Unicom, ComEd and James J. O'Connor.
     (10)-3  Employment Agreement among Unicom, ComEd and John W. Rowe dated as of March 10, 1998.
     (12)    Statement computing Commonwealth Edison Company ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
     (23)-1  Consent of independent public accountants applicable to Unicom
             Corporation.
     (23)-2  Consent of independent public accountants applicable to
             Commonwealth Edison Company.
     (27)-1  Financial data schedule of Unicom Corporation.
     (27)-2  Financial data schedule of Commonwealth Edison Company.

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated January 14, 1998 was filed by Unicom and ComEd describing the permanent cessation of nuclear operations and retirement of ComEd's nuclear generating station located in Zion, Illinois.

    A Current Report on Form 8-K dated January 30, 1998 was filed containing Unicom's consolidated financial statements as of, and for the year ended, December 31, 1997.

    A Current Report on Form 8-K dated January 30, 1998 was filed containing ComEd's consolidated financial statements as of, and for the year ended, December 31, 1997.

    A Current Report on Form 8-K dated February 2, 1998 was filed by Unicom describing Unicom's Shareholder Rights Plan.

    A Current Report on Form 8-K dated February 6, 1998 was filed by Unicom and ComEd announcing the election of John W. Rowe as Chairman, President and Chief Executive Officer.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of May, 1998. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX

     Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended March 31, 1998;

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
------    ----------------------------------------------------------------------
(10)-1    Retirement and Separation Agreement dated as of March 12, 1998 among
          Unicom, ComEd and Samuel K. Skinner.
(10)-2    Retirement and Separation Agreement dated as of March 30, 1998 among
          Unicom, ComEd and James J. O'Connor.
(10)-3    Employment Agreement among Unicom, ComEd and John W. Rowe dated as of
          March 10, 1998.
(12)      Statement computing Commonwealth Edison Company ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
(23)-1    Consent of independent public accountants applicable to Unicom
          Corporation.
(23)-2    Consent of independent public accountants applicable to Commonwealth
          Edison Company.
(27)-1    Financial data schedule of Unicom Corporation.
(27)-2    Financial data schedule of Commonwealth Edison Company.