Form 10-Q
period 1998-06-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1998-08-14
CIK 918040, 22606

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

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

Common Stock outstanding at July 31, 1998:
    Unicom Corporation                           217,012,760 shares
    Commonwealth Edison Company                  214,236,071 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                        QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1998 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward-looking statements; and reference is made to page 53 for the location and character of such statements.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Operations for the three months, six
     months and twelve months ended June 30, 1998 and 1997...............     5
    Consolidated Balance Sheets--June 30, 1998 and December 31, 1997.....   6-7
    Statements of Consolidated Capitalization--June 30, 1998 and December
     31, 1997............................................................     8
    Statements of Consolidated Retained Earnings (Deficit) for the three
     months, six months and twelve months ended June 30, 1998 and 1997...     9
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 1998 and 1997...............    10
    Notes to Financial Statements........................................ 11-36
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 37-53
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    54
    Statements of Consolidated Operations for the three months, six
     months and twelve months ended June 30, 1998 and 1997...............    55
    Consolidated Balance Sheets--June 30, 1998 and December 31, 1997..... 56-57
    Statements of Consolidated Capitalization--June 30, 1998 and December
     31, 1997............................................................    58
    Statements of Consolidated Retained Earnings (Deficit) for the three
     months, six months and twelve months ended June 30, 1998 and 1997...    59
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 1998 and 1997...............    60
    Notes to Financial Statements........................................ 61-65
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    66
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings..............................................    67
  Item 4. Submission of Matters to a Vote of Security Holders............ 68-69
  Item 6. Exhibits and Reports on Form 8-K...............................    69
SIGNATURES...............................................................    70

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          TERM                                  MEANING
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997
 AFUDC                  Allowance for funds used during construction
 APB                    Accounting Principles Board
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 CFC                    Chlorofluorocarbon
 Clean Air Amendments   Clean Air Act Amendments of 1990
 ComEd                  Commonwealth Edison Company
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 EEI                    Edison Electric Institute
 EPRI                   Electric Power Research Institute
 EPS                    Earnings per Share
 ESPP                   Employee Stock Purchase Plan
 FAC                    Fuel adjustment clause
 FASB                   Financial Accounting Standards Board
 FERC                   Federal Energy Regulatory Commission
 FERC Order             FERC Open Access Order No. 888 issued in April 1996
 GAAP                   Generally Accepted Accounting Principles
 ICC                    Illinois Commerce Commission
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 ISO                    Independent System Operator
 MGP                    Manufactured gas plant
 NEIL                   Nuclear Electric Insurance Limited
 NERC                   North American Electric Reliability Council
 NML                    Nuclear Mutual Limited
 NPL                    National Priorities List
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 Rate Order             ICC rate order issued in January 1995, as subsequently
                         modified
 SEC                    Securities and Exchange Commission
 SFAS                   Statement of Financial Accounting Standards
 S&P                    Standard & Poor's
 Trusts                 ComEd Financing I and ComEd Financing II, ComEd
                         subsidiaries
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom Enterprises
                         subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom Enterprises subsidiary

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of June 30, 1998 and December 31, 1997, and the related statements of consolidated operations, retained earnings (deficit) and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of June 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 3, effective January 1, 1997, the Company changed its method of accounting for revenue recognition.



                                            Arthur Andersen LLP

Chicago, Illinois
August 10, 1998

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, six months and twelve months ended June 30, 1998 and 1997 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                 JUNE 30                 JUNE 30                 JUNE 30
                          ----------------------  ----------------------  -----------------------
                             1998        1997        1998        1997        1998         1997
                          ----------  ----------  ----------  ----------  -----------  ----------
                                          (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues......  $1,779,146  $1,686,527  $3,491,381  $3,357,339  $ 7,218,074  $7,062,813
                          ----------  ----------  ----------  ----------  -----------  ----------
Operating Expenses and
 Taxes:
 Fuel...................  $  250,923  $  308,722  $  482,299  $  617,790  $ 1,103,947  $1,237,114
 Purchased power........     279,359     119,333     500,089     183,640      716,503     264,440
 Operation and
  maintenance...........     556,572     642,360   1,125,568   1,212,606    2,352,601   2,324,266
 Depreciation...........     232,581     246,771     481,483     496,631      974,320     989,231
 Recovery of regulatory
  assets................         --        3,818         --        7,636        7,636      15,272
 Taxes (except income)..     185,062     188,982     392,488     390,180      803,258     796,072
 Income taxes...........      60,935      31,247     112,486      96,500      332,991     390,480
 Investment tax credits
  deferred--net ........      (6,888)     (7,897)    (14,048)    (15,794)     (29,270)    (34,840)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $1,558,544  $1,533,336  $3,080,365  $2,989,189  $ 6,261,986  $5,982,035
                          ----------  ----------  ----------  ----------  -----------  ----------
Operating Income........  $  220,602  $  153,191  $  411,016  $  368,150  $   956,088  $1,080,778
                          ----------  ----------  ----------  ----------  -----------  ----------
Other Income and
 (Deductions):
 Interest on long-term
  debt..................  $ (110,640) $ (120,952) $ (223,394) $ (247,920) $  (462,863) $ (502,035)
 Interest on notes
  payable...............      (3,207)     (3,298)     (9,016)     (5,249)     (12,900)     (9,869)
 Allowance for funds
  used during
  construction--
   Borrowed funds.......       2,738       4,952       4,314       9,004       13,865      17,164
   Equity funds.........       1,960       5,706       3,544      10,786       16,529      20,797
 Income taxes
  applicable to
  nonoperating
  activities............       3,314       2,052       6,198       2,418       15,009       5,165
 Provision for
  dividends--
  Preferred and
   preference stocks of
   ComEd................     (14,462)    (15,485)    (29,009)    (31,012)     (58,483)    (62,450)
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of
   subsidiary trusts
   holding solely
   ComEd's subordinated
   debt securities......      (7,428)     (7,428)    (14,855)    (14,076)     (29,639)    (22,556)
 Loss on nuclear plant
  closure...............         --          --          --          --      (885,611)        --
 Income tax effects of
  nuclear plant
  closure...............         --          --          --          --       362,952         --
 Miscellaneous--net.....     (12,419)    (13,240)    (14,625)    (20,886)     (91,204)    (26,923)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $ (140,144) $ (147,693) $ (276,843) $ (296,935) $(1,132,345) $ (580,707)
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss) Before
 Extraordinary Item and
 Cumulative Effect of
 Change in Accounting
 Principle..............  $   80,458  $    5,498  $  134,173  $   71,215  $  (176,257) $  500,071
Extraordinary Loss, Less
 Applicable Income
 Taxes..................         --          --          --          --      (810,335)        --
Cumulative Effect of
 Change in Accounting
 Principle..............         --          --          --      196,700          --      196,700
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss).......  $   80,458  $    5,498  $  134,173  $  267,915  $  (986,592) $  696,771
                          ==========  ==========  ==========  ==========  ===========  ==========
Average Number of Common
 Shares Outstanding.....     216,897     216,368     216,802     216,211      216,625     215,934
Basic and Diluted
 Earnings (Loss) per
 Common Share:
  Earnings (Loss) per
   Common Share Before
   Extraordinary Item
   and Cumulative Effect
   of Change in
   Accounting Principle.  $     0.37  $     0.03  $     0.62  $     0.33  $     (0.80) $     2.32
  Extraordinary Loss,
   Less Applicable
   Income Taxes.........         --          --          --          --         (3.75)        --
  Cumulative Effect of
   Change in Accounting
   Principle............         --          --          --         0.91          --         0.91
                          ----------  ----------  ----------  ----------  -----------  ----------
  Earnings (Loss) per
   Common Share.........  $     0.37  $     0.03  $     0.62  $     1.24  $     (4.55) $     3.23
                          ==========  ==========  ==========  ==========  ===========  ==========
Cash Dividends Declared
 per Common Share.......  $     0.40  $     0.40  $     0.80  $     0.80  $      1.60  $     1.60

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,    DECEMBER 31,
                       ASSETS                            1998          1997
                       ------                         -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,006 million
   and $1,131 million, respectively)................. $27,461,861  $27,519,365
  Less--Accumulated provision for depreciation.......  14,924,147   11,645,985
                                                      -----------  -----------
                                                      $12,537,714  $15,873,380
  Nuclear fuel, at amortized cost....................     920,081      906,043
                                                      -----------  -----------
                                                      $13,457,795  $16,779,423
                                                      -----------  -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 2,118,263  $ 1,855,697
  Subsidiary companies...............................      41,438       41,830
  Other, at cost.....................................     240,821      216,243
                                                      -----------  -----------
                                                      $ 2,400,522  $ 2,113,770
                                                      -----------  -----------
Current Assets:
  Cash............................................... $    27,470  $    18,519
  Temporary cash investments.........................      30,772      102,702
  Special deposits...................................       1,043          271
  Receivables--
    Customers........................................   1,087,380      873,418
    Other............................................      61,571      132,449
    Provisions for uncollectible accounts............     (17,374)     (17,544)
  Coal and fuel oil, at average cost.................     205,172      120,664
  Materials and supplies, at average cost............     263,944      255,338
  Deferred income taxes related to current assets and
   liabilities.......................................      49,429      179,553
  Prepayments and other..............................     134,104      126,088
                                                      -----------  -----------
                                                      $ 1,843,511  $ 1,791,458
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 4,471,689  $ 1,685,235
  Coal reserves......................................     140,533      194,769
  Other..............................................      96,879      135,095
                                                      -----------  -----------
                                                      $ 4,709,101  $ 2,015,099
                                                      -----------  -----------
                                                      $22,410,929  $22,699,750
                                                      ===========  ===========



   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        JUNE 30,   DECEMBER 31,
            CAPITALIZATION AND LIABILITIES                1998         1997
            ------------------------------             ----------- ------------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 4,883,875 $ 4,918,687
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........     506,829     507,053
    Subject to mandatory redemption requirements......     168,368     174,328
  ComEd-obligated mandatorily redeemable preferred se-
   curities of subsidiary trusts holding solely
   ComEd's subordinated debt securities*..............     350,000     350,000
  Long-term debt......................................   5,766,672   5,737,348
                                                       ----------- -----------
                                                       $11,675,744 $11,687,416
                                                       ----------- -----------
Current Liabilities:
  Notes payable....................................... $   489,846 $   158,150
  Current portion of long-term debt, redeemable pref-
   erence stock
   and capitalized lease obligations of subsidiary
   companies..........................................     330,023     775,296
  Accounts payable....................................     611,422     505,444
  Accrued interest....................................     165,693     169,559
  Accrued taxes.......................................     262,651     175,758
  Dividends payable...................................     107,037     107,001
  Customer deposits...................................      54,383      55,214
  Accrued plant closing costs.........................     110,376     135,000
  Other...............................................     125,565     165,177
                                                       ----------- -----------
                                                       $ 2,256,996 $ 2,246,599
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 3,745,332 $ 3,850,308
  Nuclear decommissioning liability for retired
   plants.............................................   1,214,700   1,301,000
  Accumulated deferred investment tax credits.........     580,601     602,122
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     710,810     692,673
  Obligations under capital leases of subsidiary com-
   panies.............................................     417,910     437,950
  Regulatory liabilities..............................     610,113     698,750
  Other...............................................   1,198,723   1,182,932
                                                       ----------- -----------
                                                       $ 8,478,189 $ 8,765,735
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 22)
                                                       $22,410,929 $22,699,750
                                                       =========== ===========

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       JUNE 30,    DECEMBER 31,
                                                         1998          1997
                                                      -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--216,929,000 shares and 216,659,480
    shares, respectively (excludes $9 million and $7
    million as of June 30, 1998 and December 31,
    1997, respectively, held by trustee for Unicom
    Stock Bonus Deferral Plan)....................... $ 4,948,032  $ 4,943,211
  Preference stock expense of ComEd..................      (3,325)      (3,340)
  Retained earnings (deficit)........................     (60,832)     (21,184)
                                                      -----------  -----------
                                                      $ 4,883,875  $ 4,918,687
                                                      -----------  -----------
Preferred and Preference Stocks of ComEd:
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957  $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--58,851 shares and 65,912 shares,
      respectively...................................       1,872        2,096
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding...........................         --           --
                                                      -----------  -----------
                                                      $   506,829  $   507,053
                                                      -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--1,998,560 shares and 2,058,560
      shares, respectively .......................... $   199,056  $   205,016
    Current redemption requirements for preference
     stock included
     in current liabilities..........................     (30,688)     (30,688)
                                                      -----------  -----------
                                                      $   168,368  $   174,328
                                                      -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely
 ComEd's Subordinated Debt Securities................ $   350,000  $   350,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1998 through 2002--6.00% to 9 3/8%...... $   880,000  $ 1,060,000
    Maturing 2003 through 2012--3.70% to 8 3/8%......   1,440,400    1,440,400
    Maturing 2013 through 2022--5.85% to 9 7/8%......   1,791,000    1,791,000
    Maturing 2023--7 3/4% to 8 3/8%..................     560,000      560,000
                                                      -----------  -----------
                                                      $ 4,671,400  $ 4,851,400
  Sinking fund debentures, due 1999 through 2011--2
   3/4% to 7 5/8%....................................      95,167      100,298
  Pollution control obligations, due 2007 through
   2014--3.45% to 5 7/8%.............................     140,700      142,200
  Other long-term debt...............................   1,040,810    1,193,818
  Deposit for retirement of long-term debt...........        (995)         --
  Current maturities of long-term debt included in
   current liabilities...............................    (135,896)    (503,909)
  Unamortized net debt discount and premium..........     (44,514)     (46,459)
                                                      -----------  -----------
                                                      $ 5,766,672  $ 5,737,348
                                                      -----------  -----------
                                                      $11,675,744  $11,687,416
                                                      ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS (DEFICIT)

                          THREE MONTHS ENDED    SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                JUNE 30              JUNE 30               JUNE 30
                          -------------------- -------------------- ----------------------
                            1998       1997      1998       1997       1998        1997
                          --------  ---------- --------  ---------- ----------  ----------
                                             (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period.................  $(54,207) $1,353,931 $(21,184) $1,177,997 $1,272,858  $  921,822
Add--Net income (loss)..    80,458       5,498  134,173     267,915   (986,592)    696,771
                          --------  ---------- --------  ---------- ----------  ----------
                          $ 26,251  $1,359,429 $112,989  $1,445,912 $  286,266  $1,618,593
                          --------  ---------- --------  ---------- ----------  ----------
Deduct--
   Cash dividends
    declared on
    common stock........  $ 86,774  $   86,564 $173,513  $  173,048 $  346,689  $  345,631
   Other capital stock
    transactions--net...       309           7      308           6        409         104
                          --------  ---------- --------  ---------- ----------  ----------
                          $ 87,083  $   86,571 $173,821  $  173,054 $  347,098  $  345,735
                          --------  ---------- --------  ---------- ----------  ----------
Balance at End of Period
 (Includes $292 million
 of appropriated
 retained earnings at
 June 30, 1998).........  $(60,832) $1,272,858 $(60,832) $1,272,858 $  (60,832) $1,272,858
                          ========  ========== ========  ========== ==========  ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED     SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                JUNE 30               JUNE 30                 JUNE 30
                          --------------------  --------------------  ------------------------
                            1998       1997       1998       1997        1998         1997
                          ---------  ---------  ---------  ---------  -----------  -----------
                                              (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income (loss)......  $  80,458  $   5,498  $ 134,173  $ 267,915  $  (986,592) $   696,771
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization........    246,768    257,231    508,778    516,686    1,028,362    1,027,738
   Deferred income taxes
    and investment tax
    credits--net........    (20,555)    11,863      6,126      3,891     (342,806)      91,268
   Extraordinary loss
    related to write-off
    of certain net
    regulatory assets...        --         --         --         --       810,335          --
   Cumulative effect of
    a change in
    accounting
    principle...........        --         --         --    (196,700)         --      (196,700)
   Loss on nuclear plant
    closure.............        --         --         --         --       885,611          --
   Payments for revenue
    refunds.............    (10,966)       --     (45,470)       --           --           --
   Equity component of
    allowance for funds
    used during
    construction........     (1,960)    (5,706)    (3,544)   (10,786)     (16,529)     (20,797)
   Recovery of
    regulatory assets...        --       3,818        --       7,636        7,636       15,272
   Provisions/(payments)
    for liability for
    separation costs--
    net.................       (389)     1,428      7,036        802       22,219          845
   Net effect on cash
    flows of changes in:
     Receivables........   (204,705)   (11,695)  (143,254)    89,981     (209,152)      18,991
     Coal and fuel oil..    (48,322)    (7,513)   (84,508)   (39,788)     (25,022)     (13,169)
     Materials and
      supplies..........     (6,672)       571    (11,893)       541       29,225       18,347
     Accounts payable
      excluding
      separation costs--
      net...............    138,409     (3,412)   101,042    (44,760)     150,574        6,134
     Accrued interest
      and taxes.........     81,293    (32,385)    83,027     22,980       42,144      (84,506)
     Other changes in
      certain current
      assets and
      liabilities.......     34,861     63,828     53,651    100,249      247,446      225,686
   Other--net...........     (4,656)    45,256     44,839    129,039       86,635      173,553
                          ---------  ---------  ---------  ---------  -----------  -----------
                          $ 283,564  $ 328,782  $ 650,003  $ 847,686  $ 1,730,086  $ 1,959,433
                          ---------  ---------  ---------  ---------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(259,787) $(227,768) $(432,738) $(462,249) $(1,013,800) $  (901,297)
 Nuclear fuel
  expenditures..........    (34,418)   (41,943)   (94,967)   (90,716)    (189,625)    (228,946)
 Sale of generating
  plants................        --         --     177,454        --       238,245          --
 Equity component of
  allowance for funds
  used during
  construction..........      1,960      5,706      3,544     10,786       16,529       20,797
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --     (80,077)   (80,181)    (114,721)    (116,284)
 Other investments and
  special deposits......     12,657     (4,942)    (4,862)   (34,881)      16,772      (36,698)
                          ---------  ---------  ---------  ---------  -----------  -----------
                          $(279,588) $(268,947) $(431,646) $(657,241) $(1,046,600) $(1,262,428)
                          ---------  ---------  ---------  ---------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $  10,000  $  20,000  $  35,000  $ 317,663  $    80,000  $   337,663
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of
   subsidiary trusts
   holding solely
   ComEd's subordinated
   debt securities......        --         --         --     150,000          --       150,000
  Capital stock.........      2,544      3,536      6,767      9,313       13,232       20,546
 Retirement and
  redemption of
  securities--
  Long-term debt........     (8,139)   (72,570)  (374,648)  (576,453)    (534,934)    (741,341)
  Capital stock.........     (6,092)    (3,040)    (6,225)    (3,239)     (47,096)     (44,645)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............      3,069      2,102       (995)      (229)        (766)         746
 Premium paid on early
  redemption of long-
  term debt.............        --         --         --      (9,500)         --        (9,500)
 Cash dividends paid on
  common stock..........    (86,738)   (86,484)  (173,348)  (172,805)    (346,480)    (345,274)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     44,861     36,801     61,426     81,271      130,109      238,273
 Nuclear fuel lease
  principal payments....   (128,823)   (36,305)  (161,009)   (85,855)    (241,566)    (190,627)
 Increase (Decrease) in
  short-term
  borrowings............    110,196    134,000    331,696    135,000      226,096      (70,650)
                          ---------  ---------  ---------  ---------  -----------  -----------
                          $ (59,122) $  (1,960) $(281,336) $(154,834) $  (721,405) $  (654,809)
                          ---------  ---------  ---------  ---------  -----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $ (55,146) $  57,875  $ (62,979) $  35,611  $   (37,919) $    42,196
Cash and Temporary Cash
 Investments at
 Beginning of Period....    113,388     38,286    121,221     60,550       96,161       53,965
                          ---------  ---------  ---------  ---------  -----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $  58,242  $  96,161  $  58,242  $  96,161  $    58,242  $    96,161
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

  ComEd's investment in generation-related net utility plant, including construction work in progress and nuclear fuel and excluding the decommissioning costs included in the accumulated provision for depreciation, not subject to cost-based rate regulation, was $9.2 billion and $12.4 billion at June 30, 1998 and December 31, 1997, respectively. See Note 2 regarding the plant impairment recorded by ComEd in the second quarter of 1998.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at June 30, 1998 and December 31, 1997 were as follows:

                                                         JUNE 30,  DECEMBER 31,
                                                           1998        1997
                                                        ---------- ------------
                                                        (THOUSANDS OF DOLLARS)
Regulatory assets:
  Impaired production plant (1)........................ $3,020,365  $      --
  Deferred income taxes (2)............................    692,077     785,354
  Nuclear decommissioning costs--Dresden Unit 1 (3)....    261,482     268,369
  Nuclear decommissioning costs--Zion Units 1 and 2
   (4).................................................    448,581     579,777
  Unamortized loss on reacquired debt (5)..............     49,184      51,735
                                                        ----------  ----------
                                                        $4,471,689  $1,685,235
                                                        ==========  ==========
Regulatory liabilities:
  Deferred income taxes (2)............................ $  610,113  $  698,750
                                                        ==========  ==========

--------
(1) Amortized over a transition period which is expected to end by 2006, but may be extended to 2008 with ICC approval if certain conditions are met. See Note 2 for additional information.
(2) Recorded in compliance with SFAS No. 109, Accounting For Income Taxes, for non-generation related timing differences.
(3) Amortized over the period 1998 to 2011. See "Depreciation and Decommissioning" below for additional information.
(4) Amortized over the period 1998 to 2013. See "Depreciation and Decommissioning" below for additional information.
(5) Amortized over the remaining lives of the non-generation related long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

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

  Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through base rates. See Note 14 for additional information concerning the disposal of spent nuclear fuel, one-time fee and interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $74 million and $63 million for the three months ended June 30, 1998 and 1997, respectively, $141 million and $143 million for the six months ended June 30, 1998 and 1997, respectively, and $297 million and $318 million for the twelve months ended June 30, 1998 and 1997, respectively.

  The balance of nuclear fuel, at amortized cost, on the Consolidated Balance Sheets includes amounts to be recovered for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of June 30, 1998 and December 31, 1997, an asset related to the assessments of

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

$148 million and $156 million, respectively, was recorded. As of June 30, 1998 and December 31, 1997, a corresponding liability of $144 million was recorded, of which $16 million was included in other current liabilities on the Consolidated Balance Sheets for each period.

  Coal Reserves. At June 30, 1998 and December 31, 1997, ComEd had coal reserves of $243 million and $282 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd expects to recover from its customers the costs of the coal reserves, as coal is used for the generation of electricity, through base rates. Such fuel costs expected to be recovered within one year amounting to $103 million and $87 million at June 30, 1998 and December 31, 1997, respectively, have been included in current assets as prepayments and other on the Consolidated Balance Sheets. ComEd expects to recover fully the costs of the coal reserves before the year 2001. See Note 22 for additional information regarding ComEd's coal commitments.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately 8 million as of June 30, 1998. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately 3 million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended June 30, 1998. ComEd had 3.4 million electric customers at June 30, 1998.

  Depreciation and Decommissioning. ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated composite service lives. Non-nuclear plant and equipment is depreciated at annual rates developed for each class of plant based on their composite service lives. Provisions for depreciation were at average annual rates of 3.23%, 3.32% and 3.34% for the three months, six months and twelve months ended June 30, 1998, respectively, of average depreciable utility plant and equipment, including the effects of increased depreciation on ComEd's nuclear generating units. Provisions for depreciation were at average annual rates of 3.35% for the three months and 3.36% for the six months and twelve months ended June 30, 1997 of average depreciable utility plant and equipment, including the effects of increased depreciation on ComEd's nuclear generating units. The annual rate for nuclear plant and equipment, excluding separately collected decommissioning costs and increased depreciation, is 2.88%. The increased depreciation on ComEd's nuclear generating units primarily relates to its steam generators at Byron Unit 1, which were replaced in February 1998, and Braidwood Unit 1, which are expected to be replaced prior to year-end 1998. ComEd recorded increased depreciation charges relating to its nuclear generating units of $6 million, $23 million and $53 million for the three months, six months and twelve months ended June 30, 1998, respectively, and $15 million, $30 million and $59 million for the three months, six months and twelve months ended June 30, 1997, respectively.

  Nuclear plant decommissioning costs generally are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations--Decommissioning," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry's method of accounting for

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES decommissioning costs. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each generating station currently operating. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's 10 operating units have remaining current NRC license lives ranging from 7 to 29 years. ComEd's Zion Station and its first nuclear unit, Dresden Unit 1, are retired and are expected to be dismantled beginning in the years 2014 and 2012, respectively, which is consistent with the regulatory treatment for the related decommissioning costs.

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

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The current estimated decommissioning costs include a contingency allowance, but, except at Dresden Unit 1, exclude amounts for spent fuel storage installations, which may be necessary to store spent fuel during the period beginning at the end of the NRC license life of the plants to the date when the DOE accepts the spent fuel for permanent storage. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs.

  In February 1998, the ICC authorized a reduction in the annual decommissioning cost accrual from $109 million to $84 million. The reduction primarily reflects stronger than expected after-tax returns on the external trust funds in 1996 and lower than expected escalation in low level waste disposal costs, partially offset by the higher current-year cost estimates, including a contingency allowance.

  The approved annual decommissioning cost accrual of $84 million was determined using the following assumptions: the decommissioning cost estimate of $4.4 billion in current-year (1998) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.30% and 6.26%, respectively, and an escalation rate for future decommissioning costs of 4.1%. The annual accrual of $84 million provided over the current NRC license lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate to approximately $11.6 billion.

  For the 10 operating nuclear units, decommissioning cost accruals are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Operations and the Consolidated Balance Sheets, respectively, as such costs are recovered through

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES rates. As of June 30, 1998, the total decommissioning costs included in the accumulated provision for depreciation were $1,749 million.

  For ComEd's retired nuclear units, the total estimated liability for nuclear decommissioning in current-year (1998) dollars is recorded as a liability. The unrecovered portion of the liability was also recorded as a regulatory asset. The nuclear decommissioning liability for retired plants as of June 30, 1998 is as follows:

                                                               ZION
                                                    DRESDEN   UNITS
                                                     UNIT 1  1 AND 2    TOTAL
                                                    -------- -------- ----------
                                                       (THOUSANDS OF DOLLARS)
Amounts recovered through rates and investment
 fund earnings....................................  $111,018 $393,619 $  504,637
Unrecovered portion of the liability..............   261,482  448,581    710,063
                                                    -------- -------- ----------
 Nuclear decommissioning liability for retired
  plants..........................................  $372,500 $842,200 $1,214,700
                                                    ======== ======== ==========

  The total estimated liability related to Zion Units 1 and 2, and the unrecovered portion of that liability, decreased from December 31, 1997 to June 30, 1998 due to the exclusion of estimated dry cask storage costs.

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts; and, consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. The fair value of funds accumulated in the external trusts at June 30, 1998 was $2,118 million, which includes pre-tax unrealized appreciation of $544 million. The earnings on the external trusts for operating plants accumulate in the fund balance and accumulated provision for depreciation. Nuclear decommissioning funding as of June 30, 1998 is as follows:

                                                          (THOUSANDS OF DOLLARS)
Amounts recovered through rates and investment fund
 earnings for operating plants (included in the accumu-
 lated provision for depreciation)......................        $1,748,544
Amounts recovered through rates and investment fund
 earnings for retired plants............................           504,637
Less past accruals not yet contributed to the trusts....          (134,918)
                                                                ----------
 Fair value of external trust funds.....................        $2,118,263
                                                                ==========

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

  AFUDC and Interest Capitalized. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program for the non-generation portion of its business. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 8.09% and 9.16% for the three months ended June 30, 1998 and 1997, respectively, 8.53% and 9.25% for the six months ended June 30, 1998 and 1997, respectively, and 9.02% and 9.26% for the twelve months ended June 30, 1998 and 1997, respectively. ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business. As a result, beginning in 1998, ComEd is capitalizing interest costs on its generation-related construction work in progress and nuclear fuel in process. Interest costs capitalized were $6 million for the three months and $8 million for the six months and twelve months ended June 30, 1998. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $137 million and $149 million for the three months ended June 30, 1998 and 1997, respectively, $277 million and $303 million for the six months ended June 30, 1998 and 1997, respectively, and $572 million and $612 million for the twelve months ended June 30, 1998 and 1997, respectively.

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt of ComEd are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from ComEd's reacquisition in connection with the refinancing of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates is deferred and amortized over the lives of the long-term debt issued to finance the reacquisition for non-generation related financings. See "Regulatory Assets and Liabilities" above and Note 2 for additional information.

  Stock Option Awards/Employee Stock Purchase Plan. Unicom has elected to adopt SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes only. Unicom accounts for its stock option awards and ESPP under APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 8 for additional information.

  Earnings per Share. Unicom has presented basic and diluted EPS on the Statements of Consolidated Operations for the three months, six months and twelve months ended June 30, 1998 and 1997. Basic and diluted EPS for the periods presented are the same. The diluted average number of common shares outstanding was 217,643,000 and 216,468,000 for the three months ended June 30, 1998 and 1997, respectively, 217,504,000 and 216,311,000 for the six months ended June 30, 1998 and 1997, respectively, and 216,625,000 and 216,034,000 for the twelve months ended June 30, 1998 and 1997, respectively.

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

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

Consolidated Balance Sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item on the Statements of Consolidated Operations, and requires Unicom and ComEd to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. Unicom and ComEd may also implement SFAS No. 133 as of the beginning of any fiscal quarter after issuance, but cannot be applied retroactively. SFAS No. 133 must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

  Unicom and ComEd have not yet quantified the effects of adopting SFAS No. 133 on their financial statements and have not determined the timing or method of their adoption of SFAS No. 133. However, adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on operating results. See Note 3 for information regarding the restatement of 1997 interim financial statements for a change in accounting principle.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 1998 and 1997 was as follows:

                          THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                                JUNE 30            JUNE 30            JUNE 30
                          ------------------- ----------------- -------------------
                            1998      1997      1998     1997     1998      1997
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).    $98,454   $98,665 $253,335 $259,593  $505,792  $524,608
   Income taxes (net of
    refunds)............  $     506 $  48,503 $    506 $ 55,501 $ 210,806 $ 280,960
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred by
  subsidiary companies..    $45,983 $  39,376 $ 63,979 $ 85,773 $ 136,618 $ 244,261

  (2) ACCOUNTING EFFECTS RELATED TO THE 1997 ACT. On December 16, 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased-process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act, as it applies to ComEd, provides for, among other things, a 15% residential base rate reduction which commenced on August 1, 1998, an additional 5% residential base rate reduction commencing on May 1, 2002, and gradual customer access to other electric suppliers. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. The 15% residential base rate reduction, which commenced on August 1, 1998, is expected to reduce ComEd's operating revenues by approximately $160 million and $375 million in 1998 and 1999, respectively, compared to 1997 rate levels. ComEd is engaged in certain pricing experiments contemplated by the 1997 Act, which are expected to reduce ComEd's operating

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES revenues by approximately $30 million and $60 million in 1998 and 1999, respectively, compared to 1997 rate levels; however, such reductions are expected to be offset by the effects of customer growth.

  The 1997 Act also provides for the collection of a CTC from customers who choose another electric service provider during a transition period that extends through 2006, and can be extended through 2008 with ICC approval if certain factors are met. The CTC will be established in accordance with a formula defined in the 1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings.

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

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a special purpose financing entity. The proceeds from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period which commenced on August 1, 1998. On July 21, 1998, the ICC issued an order under the 1997 Act approving the issuance of up to $3.4 billion of such securities. ComEd anticipates the issuance will occur sometime in the fourth quarter of 1998. ComEd plans to use the proceeds of the securities issuance to refinance its debt and equity, including using between $750 million and $1.14 billion to repurchase shares of ComEd common stock held by Unicom. Unicom in turn will use the funds it receives from ComEd's share repurchase to repurchase publicly held shares of Unicom's common stock. At current market prices, this repurchase would involve between 22 million and 33 million shares, or 10 to 15 percent of Unicom's outstanding common stock. The Boards of Directors of Unicom and ComEd have each approved the repurchase of up to 33 million shares of common stock. ComEd plans to use the remaining proceeds, net of transaction costs, to redeem preference stock and debt.

  As a result of the 1997 Act, prices for the supply of electric energy are expected to transition from cost-based, regulated rates to rates determined by competitive market forces. The CTC allows ComEd

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and potential asset dispositions.

  Because the 1997 Act is expected ultimately to lead to market-based pricing of electric generation services, ComEd discontinued SFAS No. 71 regulatory accounting practices for the generation portion of its business in December 1997. ComEd evaluated the regulatory assets and liabilities related to the generation portion of its business and determined that it was not probable that such costs would be recovered through the cash flows from the regulated portion of its business. Accordingly, the generation-related regulatory assets and liabilities were written off in the fourth quarter of 1997, resulting in an extraordinary charge of $810 million (after-tax), or $3.75 per common share. These write-offs related principally to previously incurred costs originally expected to be collected through future revenues, including income tax benefits previously flowed through to customers, deferred carrying charges on the Byron Unit 2 and Braidwood Units 1 and 2 nuclear generating plants, generation-related unamortized loss on reacquired debt and other miscellaneous generation-related costs. The regulatory asset for the unrecovered nuclear decommissioning costs of currently retired nuclear plants was not written off, as the 1997 Act provides for the ongoing recovery of decommissioning costs through regulated rates. See "Regulatory Assets and Liabilities" and "Depreciation and Decommissioning" in Note 1 for additional information.

  Pursuant to an option contained in the 1997 Act, ComEd filed a tariff on December 16, 1997 to eliminate its FAC as of January 1, 1997. Under ComEd's regulated rates, the FAC provided for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs, as compared to the fuel and purchased energy costs included in ComEd's base rates. Elimination of the FAC required ComEd to refund to customers the net FAC charges billed during the calendar year 1997 of $25 million (after-tax), or $0.12 per common share. These costs, as well as deferred underrecovered energy costs of $19 million (after-tax), or $0.08 per common share, which ComEd would have been entitled to recover if the FAC had remained in effect, were recorded as a charge to operating results in the fourth quarter of 1997.

  Additionally, elimination of the FAC and a transition to market-based pricing for generation-related costs required ComEd to write down its investment in uranium-related properties. Projections of the market price for uranium indicate that the expected incremental costs of mining and milling uranium at such properties would exceed the expected market price for uranium. Such costs are not expected to be recoverable in a competitive market. A write down of ComEd's investment in uranium-related properties to realizable value resulted in a charge of $60 million (after-tax), or $0.28 per common share, in December 1997.

  The staff of the SEC issued interpretive guidance in the second quarter of 1998, regarding the application of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, when a regulated enterprise such as an electric utility discontinues regulatory accounting practices for separable portions of its operations and assets. Under SFAS No. 121, an asset is considered impaired, and should be written down to fair value, if its future cash flows are insufficient to recover the carrying value of the asset. The interpretive guidance concludes that for purposes of applying SFAS No. 121, supplemental regulated cash flows, such as a CTC, should be excluded from the cash flows of assets in a portion of the business not subject to regulatory accounting practices. If such assets are determined to be impaired, a regulatory asset should be established if

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES such costs are recoverable through regulated cash flows. The guidance also addresses the extent to which assets should be grouped to determine impairment.

  ComEd discontinued the application of regulatory accounting principles in December 1997 for the generation portion of its business and performed a SFAS No. 121 impairment analysis that concluded that future revenues, including the collection of the CTC, expected to be recovered from electric supply services will be sufficient to cover the costs of its generating assets. However, reflecting the SEC's recent interpretive guidance, ComEd's revised impairment evaluation resulted in a plant impairment of $3 billion. Because future CTC revenues collected through regulated cash flows are expected to provide recovery of the impaired plant assets, a regulatory asset has been recorded for the same amount. Accordingly, the impairment, recorded in the second quarter of 1998, had no effect on results of operations.The regulatory asset will be amortized as it is recovered through regulated cash flows over a transition period that ends in 2006, but may be extended to 2008 with ICC approval if certain conditions are met. Recovery of the regulatory asset will be realized through future regulatory revenues, including CTC revenues, and potential gains on generation asset sales, and will vary from year to year.

  (3) CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. In the fourth quarter of 1997, ComEd changed its accounting method for revenue recognition to record revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997. This change in accounting method increased operating results for the six months and twelve months ended June 30, 1997 to reflect the one-time cumulative effect of the change for years prior to 1997 of $197 million (after-tax), or $0.91 per common share. The results per common share for the first, second, third and fourth quarters of 1997, reflecting the results of restatement for the effect of the change in accounting principle, were $1.21, $0.03, $1.11 and $(6.29), respectively. If the new accounting method had been in effect for the full twelve months ended June 30, 1997, the pro forma unaudited net income would have been $528,287,000, or $2.45 per common share, excluding the cumulative effect of a change in accounting principle.

  (4) RATE MATTERS. In January 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for an increase in ComEd's total revenues of approximately $302 million (excluding add-on revenue taxes) on an annual basis. Appeals related to the Rate Order have been completed without changing the rates authorized in the Rate Order.

  Final ICC orders have been issued in fuel reconciliation proceedings related to ComEd's FAC collections for years prior to 1994 and for the year 1995. In the fuel reconciliation proceeding for 1994, an intervenor and the ICC staff have filed briefs proposing a refund of approximately $42 million and $34 million, respectively, relating to nuclear station performance. In the fuel reconciliation proceeding for 1996, an intervenor has filed testimony seeking a refund of approximately $78 million relating to nuclear station performance, and the ICC staff also has filed testimony proposing a refund of approximately $104 million. The 1997 Act provides that the fuel reconciliation proceedings for 1994 and 1996 must be concluded by the end of 1998. If refunds are required in these proceedings, the refunds could have a material adverse effect on results of operations. The 1997 Act also provides that, because ComEd eliminated its FAC effective January 1, 1997, the ICC shall not conduct a fuel reconciliation proceeding for the year 1997 or any subsequent years.

  See Note 2 for information regarding the 1997 Act and the elimination of ComEd's FAC.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (5) CLOSURE AND SALE OF PLANTS. On January 14, 1998, the Boards of Directors of Unicom and ComEd authorized the permanent cessation of nuclear generation operations and retirement of facilities at ComEd's 2,080 megawatt Zion nuclear generating station. Such retirement resulted in a charge in the fourth quarter of 1997 of $523 million (after-tax), or $2.42 per common share. The decision to close Zion Station was a result of ComEd's ongoing analysis of the economic value of its generating assets in light of the expected changes in the manner in which electric energy is marketed and sold. The passage of the 1997 Act provided a clearer basis for evaluating the costs and benefits of alternative courses of action. In reaching the decision to cease nuclear generation operations at Zion Station, the Boards also considered the significant uncertainty associated with continued operation of the station due to the degradation of the steam generators and the expected operating costs associated with continued station operation.

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

  ComEd has completed the sale of two of its coal-fired generating stations, representing 1,598 megawatts of generating capacity, and has entered into exclusive 15-year purchased power agreements for the output of the stations. The sale of State Line and Kincaid Stations was completed in December 1997 and February 1998, respectively. The net proceeds of the sales, after income tax effects and closing costs, were approximately $190 million. The proceeds were used to retire or redeem existing debt in the first quarter of 1998.

  (6) AUTHORIZED SHARES AND VOTING RIGHTS AND STOCK RIGHTS OF CAPITAL STOCK. At June 30, 1998, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at June 30, 1998 were: preference stock--22,308,560 shares; $1.425 convertible preferred stock--58,851 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  Pursuant to a plan adopted by Unicom's Board of Directors on February 2, 1998, each share of Unicom's common stock carries the right (referred to herein as a "Right") to purchase one-thousandth of one share of Unicom's common stock at a purchase price of $100 per whole share of common stock, subject to adjustment. The Rights are tradable only with Unicom's common stock until they become exercisable. The Rights become exercisable upon the earlier of ten days following a public announcement that a person (an "Acquiring Person") has acquired 15% or more of Unicom's outstanding common stock or ten business days (or such later date as may be determined by action of Unicom's Board of Directors) following the commencement of a tender or exchange offer which, if consummated, would result in a person or group becoming an Acquiring Person. The Rights are subject to redemption by Unicom at a price of $0.01 per Right, subject to certain limitations, and will

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES expire on February 2, 2008. If a person or group becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, Unicom common stock at a 50% discount from the then current market price. If Unicom is acquired in a merger or other business combination transaction in which Unicom is not the survivor, or 50% or more of Unicom's assets or earning power is sold or transferred, each holder of a Right shall then have the right to receive, upon exercise, common stock of the acquiring company at a 50% discount from the then current market price of such common stock. Rights held by an Acquiring Person become void upon the occurrence of such events.

  See Note 2 regarding the ICC's order approving ComEd's proposed issuance of up to $3.4 billion of securities and the planned use of the proceeds to refinance debt and equity, as permitted under the 1997 Act.

  (7) COMMON EQUITY. At June 30, 1998, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 2,973,775
      Employee Stock Purchase Plan....................................   455,055
      Shareholder Rights Plan.........................................   400,000
      Exchange for ComEd common stock not held by Unicom..............    91,413
      1996 Directors' Fee Plan........................................   174,036
                                                                       ---------
                                                                       4,094,279
                                                                       =========

  Common stock issued for the three months, six months and twelve months ended June 30, 1998 and 1997 was as follows:

                          THREE MONTHS ENDED   SIX MONTHS ENDED    TWELVE MONTHS ENDED
                               JUNE 30              JUNE 30              JUNE 30
                          -------------------  ------------------  --------------------
                            1998      1997       1998      1997      1998       1997
                          --------- ---------  --------  --------  ---------  ---------
Shares of Common Stock
 Issued:
 Long-Term Incentive
  Plan..................    29,504        --    203,791    45,144    366,751    204,090
 Employee Stock Purchase
  Plan..................    52,512    114,964    52,512   114,964    133,551    213,589
 Employee Savings and
  Investment Plan.......       --      71,503       --    274,203        --     435,803
 Exchange for ComEd com-
  mon stock not held by
  Unicom................     3,063      4,016     6,540    10,685      8,225     33,575
 1996 Directors' Fee
  Plan..................     2,603      3,631     6,677     7,580     13,272     11,470
                          --------  ---------  --------  --------  ---------  ---------
                            87,682    194,114   269,520   452,576    521,799    898,527
                          ========  =========  ========  ========  =========  =========
                                           (THOUSANDS OF DOLLARS)
Amount of Common Stock
 Issued:
 Total issued...........  $  2,558  $   3,585  $  6,756  $  9,311  $  13,212  $  20,562
 Held by trustee for
  Unicom Stock Bonus De-
  ferral Plan...........        50        (43)   (1,947)   (2,386)    (2,036)    (2,451)
 Other..................       (13)       (49)       12         2         20        --
                          --------  ---------  --------  --------  ---------  ---------
                          $  2,595  $   3,493  $  4,821  $  6,927  $  11,196  $  18,111
                          ========  =========  ========  ========  =========  =========

  At June 30, 1998 and December 31, 1997, 76,472 and 76,868 ComEd common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  Unicom's retained earnings account had a deficit balance of $61 million and $21 million at June 30, 1998 and December 31, 1997, respectively. As of June 30, 1998 and December 31, 1997, $292 million and $331 million, respectively, of retained earnings had been appropriated for future dividend payments.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  See Note 2 regarding the ICC's order approving ComEd's proposed issuance of up to $3.4 billion of securities and the planned use of the proceeds to refinance debt and equity, as permitted under the 1997 Act.

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

  Stock options transactions through June 30, 1998 are summarized as follows:

                                                    NUMBER OF  WEIGHTED AVERAGE
                                                     OPTIONS    EXERCISE PRICE
                                                    ---------  ----------------
Outstanding at the beginning of 1996...............       --       $   --
Granted during the year............................ 1,205,500       25.500
Expired/cancelled during the year..................   (17,500)      25.500
                                                    ---------
Outstanding as of December 31, 1996................ 1,188,000       25.500
Granted during the year............................ 1,339,350       22.313
Exercised during the year..........................   (23,423)      25.500
Expired/cancelled during the year..................  (212,549)      23.632
                                                    ---------
Outstanding as of December 31, 1997................ 2,291,378       23.810
Granted during the six months ended June 30, 1998..   260,000       33.010
Exercised during the six months ended June 30,
 1998..............................................  (193,665)      24.439
Expired/cancelled during the six months ended June
 30, 1998..........................................   (64,815)      23.440
                                                    ---------
Outstanding as of June 30, 1998.................... 2,292,898       24.811
                                                    =========

  Of the stock options outstanding at June 30, 1998, 469,614 have vested with a weighted average exercise price of $24.993. In July 1998, Unicom granted 1,109,525 additional stock options.

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         STOCK OPTION GRANT DATE
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
  Expected option life.................................. 7 years 7 years 7 years
  Dividend yield........................................   4.80%   7.20%   6.30%
  Expected volatility...................................  22.85%  22.29%  20.98%
  Risk-free interest rate...............................   5.63%   6.25%   6.64%

  The estimated fair value for each stock option granted in the six months ended June 30, 1998 and in the years 1997 and 1996 was $6.22, $2.79 and $3.74, respectively.

  The ESPP allows employees to purchase Unicom common stock at a 10% discount from market value. Substantially all of the employees of Unicom, ComEd and certain subsidiaries are eligible to participate in the ESPP. Unicom issued 133,551 and 213,589 shares of common stock for the twelve months ended June 30, 1998 and 1997, respectively, under the ESPP at a weighted average annual purchase price of $25.55 and $19.65, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Unicom has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, Unicom has adopted APB No. 25, and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the additional charge to operations would have been $2 million (after-tax), or $0.01 per common share, and $1 million (after-tax), or $0.01 per common share, for the twelve months ended June 30, 1998 and 1997, respectively.

  (9) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended June 30, 1998 and 1997. The series of ComEd preference stock without mandatory redemption requirements outstanding at June 30, 1998 are summarized as follows:

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

  (10) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended June 30, 1998 and 1997, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at June 30, 1998 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE          OPTIONAL REDEMPTION PRICE(1)
--------------  ----------- ------------ -----------------------------------------------
                             (THOUSANDS
                            OF DOLLARS)
$8.20              178,560    $ 17,856   $101
$8.40 Series B     240,000      23,838   $101
$8.85              225,000      22,500   $103 through July 31, 1998; and $101 thereafter
$9.25              525,000      52,500   $103 through July 31, 1999; and $101 thereafter
$9.00              130,000      12,886   Non-callable
$6.875             700,000      69,476   Non-callable
                 ---------    --------
                 1,998,560    $199,056
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

  Annual remaining sinking fund requirements through 2002 on ComEd preference stock outstanding at June 30, 1998 will aggregate to $28 million in 1998, $18 million in 1999, $88 million in 2000 and $18 million in each of 2001 and 2002. During each of the twelve months ended June 30, 1998 and 1997, 468,215 and 438,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements plus any optional additional sinking fund payments.

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

  The subordinated deferrable interest notes are redeemable by ComEd, in whole or in part, from time to time, on or after September 30, 2000, and with respect to the subordinated deferrable interest debentures, on or after January 15, 2007, or at any time in the event of certain income tax circumstances. If the subordinated deferrable interest notes or debentures are redeemed, the Trusts must redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the subordinated deferrable interest notes or debentures so redeemed. In the event

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES of the dissolution, winding up or termination of the Trusts, the holders of the preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 for the securities of ComEd Financing I and $1,000 for the securities of ComEd Financing II, plus accrued and unpaid distributions thereon, including interest thereon, to the date of payment, unless in connection with the dissolution, the subordinated deferrable interest notes or debentures are distributed to the holders of the preferred securities.

  (12) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 2002 for ComEd's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at June 30, 1998, after deducting deposits made for retirement of sinking fund debentures and sinking fund debentures reacquired for satisfaction of future sinking fund requirements, are summarized as follows: 1998--$130 million; 1999--$150 million; 2000--$462 million; 2001--$108 million; and 2002--$305 million.
Unicom Enterprises' note payable to bank of $195 million will mature in 1999.

  At June 30, 1998, ComEd's outstanding first mortgage bonds maturing through 2002 were as follows:

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
                                                                 --------
                                                                 $880,000
                                                                 ========

  Other long-term debt outstanding at June 30, 1998 is summarized as follows:

                  PRINCIPAL
  DEBT SECURITY     AMOUNT                     INTEREST RATE
----------------  ---------- --------------------------------------------------
                  (THOUSANDS
                      OF
                   DOLLARS)
Unicom--
 Loans Payable:
 Loan due Janu-
  ary 1, 2003     $    6,775 Interest rate of 8.31%
 Loan due Janu-
  ary 1, 2004          7,690 Interest rate of 8.44%
                  ----------
                  $   14,465
                  ----------
ComEd--
 Notes:
 Medium Term
  Notes, Series
  3N due various
  dates through
  October 15,
  2004            $  296,000 Interest rates ranging from 9.00% to 9.20%
 Notes due Janu-
  ary 15, 2004       150,000 Interest rate of 7.375%
 Notes due Octo-
  ber 15, 2005       235,000 Interest rate of 6.40%
 Notes due Janu-
  ary 15, 2007       150,000 Interest rate of 7.625%
                  ----------
                  $  831,000
                  ----------
 Purchase Con-
 tract Obliga-
 tion
 due April 30,
  2005            $      345 Interest rate of 3.00%
                  ----------
Total ComEd       $  831,345
                  ----------
Unicom Enter-
 prises--
 Long-Term Note
 Payable to Bank
 due November
  15, 1999        $  195,000 Prevailing interest rate of 6.63% at June 30, 1998
                  ----------
Total Unicom      $1,040,810
                  ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Long-term debt maturing within one year has been included in current liabilities.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  See Note 2 regarding the ICC's order approving the proposed issuance of up to $3.4 billion of securities and the planned use of the proceeds to refinance debt and equity, as permitted under the 1997 Act.

  (13) LINES OF CREDIT. ComEd had total bank lines of credit of $581 million and unused bank lines of credit of $573 million at June 30, 1998. Of that amount, $573 million (of which $146 million expires on September 27, 1998, $9 million expires on September 30, 1998 and $418 million expires in equal quarterly installments commencing on September 30, 1998 and ending on September 30, 1999) may be borrowed on secured or unsecured notes of ComEd at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. Amounts under the remaining lines of credit may be borrowed at prevailing prime interest rates on unsecured notes of ComEd. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. ComEd is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire on November 15, 1999, of which $5 million was unused as of June 30, 1998. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Such covenants include, among other things,
(i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  (14) DISPOSAL OF SPENT NUCLEAR FUEL. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations. That contract provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. Extended delays in spent nuclear fuel acceptance by the DOE would lead to ComEd's consideration of costly storage alternatives. On July 30, 1998, ComEd filed a complaint against the United States in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of spent nuclear fuel in January 1998. See "Depreciation and Decommissioning" under Note 1 for additional information. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million,

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. Pursuant to the contract, ComEd elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and the related interest is reflected on the Consolidated Balance Sheets.

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

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of June 30, 1998 and December 31, 1997, were as follows:

                                  JUNE 30, 1998                  DECEMBER 31, 1997
                         -------------------------------- --------------------------------
                                    UNREALIZED                       UNREALIZED
                         COST BASIS   GAINS    FAIR VALUE COST BASIS   GAINS    FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  Short-term
   investments.......... $   48,815  $     30  $   48,845 $   33,524  $      2  $   33,526
  U.S. Government and
   Agency issues........    193,609    17,930     211,539    170,240    15,882     186,122
  Municipal bonds.......    364,236    19,554     383,790    306,104    20,598     326,702
  Corporate bonds.......    250,187     5,699     255,886    231,738     4,293     236,031
  Common stock..........    710,373   496,566   1,206,939    667,657   385,851   1,053,508
  Other.................      7,347     3,917      11,264     17,300     2,508      19,808
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,574,567  $543,696  $2,118,263 $1,426,563  $429,134  $1,855,697
                         ==========  ========  ========== ==========  ========  ==========

  At June 30, 1998, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
      Within 1 year.......................................  $ 61,850   $ 61,856
      1 through 5 years...................................   160,947    165,208
      5 through 10 years..................................   255,951    269,731
      Over 10 years.......................................   387,490    413,019

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation, for the three months, six months and twelve months ended June 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED      SIX MONTHS ENDED        TWELVE MONTHS ENDED
                                JUNE 30                JUNE 30                  JUNE 30
                          --------------------  ----------------------  ------------------------
                            1998       1997       1998        1997         1998         1997
                          ---------  ---------  ---------  -----------  -----------  -----------
                                               (THOUSANDS OF DOLLARS)
Gross proceeds from
 sales of securities....  $ 520,460  $ 551,707  $ 948,463  $ 1,122,476  $ 1,989,510  $ 2,195,786
Less cost based on spe-
 cific identification...   (499,050)  (542,265)  (893,384)  (1,099,773)  (1,881,911)  (2,159,467)
                          ---------  ---------  ---------  -----------  -----------  -----------
Realized gains on sales
 of securities..........  $  21,410  $   9,442  $  55,079  $    22,703  $   107,599  $    36,319
Other realized fund
 earnings net of
 expenses...............      9,237     14,314     12,848       22,781       29,189       42,207
                          ---------  ---------  ---------  -----------  -----------  -----------
Total realized net earn-
 ings of the funds......  $  30,647  $  23,756  $  67,927  $    45,484  $   136,788  $    78,526
Unrealized gains........        524    144,496    114,562      130,439      182,864      210,719
                          ---------  ---------  ---------  -----------  -----------  -----------
 Total net earnings of
  the funds.............  $  31,171  $ 168,252  $ 182,489  $   175,923  $   319,652  $   289,245
                          =========  =========  =========  ===========  ===========  ===========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely ComEd's subordinated debt securities and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of June 30, 1998 and December 31, 1997 were as follows:

                                  JUNE 30, 1998                  DECEMBER 31, 1997
                         -------------------------------- --------------------------------
                          CARRYING  UNREALIZED             CARRYING  UNREALIZED    FAIR
                           VALUE      LOSSES   FAIR VALUE   VALUE      LOSSES     VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  ComEd preferred and
   preference stocks.... $  705,885  $ 14,620  $  720,505 $  712,069  $ 11,970  $  724,039
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of
   subsidiary trusts
   holding solely
   ComEd's subordinated
   debt securities...... $  350,000  $ 17,448  $  367,448 $  350,000  $ 21,701  $  371,701
  Long-term debt........ $5,693,753  $431,696  $6,125,449 $5,913,942  $380,890  $6,294,832

  Long-term notes payable, which are not included in the above table, amounted to $210 million and $327 million at June 30, 1998 and December 31, 1997, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of June 30, 1998 and December 31, 1997; therefore, the carrying value is equal to the fair value.

  (16) PENSION AND POSTRETIREMENT BENEFITS. As of June 30, 1998, ComEd had a qualified non-contributory defined benefit pension plan which covers all regular employees. Benefits under this plan reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The June 30, 1998 and December 31, 1997 pension liabilities and related data were determined using the January 1, 1997 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code. On January 19, 1998, the qualified defined benefit plan of the Indiana Company was merged into the ComEd pension plan as a result of the sale of the Indiana Company's State Line Station and the transfer of its remaining employees to ComEd.

  ComEd and the Indiana Company provide certain postretirement medical care, dental care, vision care and life insurance for retirees and their dependents and for the surviving dependents of eligible

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with 10 years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The health care plans are contributory, funded jointly by the companies and the participating retirees. The June 30, 1998 and December 31, 1997 postretirement benefit liabilities and related data were determined using the January 1, 1997 actuarial valuations.

  Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation and the funded status of these plans for the six months ended June 30, 1998 and the twelve months ended December 31, 1997 are as follows:

                              SIX MONTHS ENDED          TWELVE MONTHS ENDED
                                JUNE 30, 1998            DECEMBER 31, 1997
                          -------------------------- --------------------------
                                          OTHER                      OTHER
                           PENSION    POSTRETIREMENT  PENSION    POSTRETIREMENT
                           BENEFITS      BENEFITS     BENEFITS      BENEFITS
                          ----------  -------------- ----------  --------------
                                        (THOUSANDS OF DOLLARS)
CHANGE IN BENEFIT
OBLIGATION
-----------------
Benefit obligation at
 beginning of period....  $4,074,000    $1,084,000   $3,579,000    $1,035,000
Service cost............      62,000        18,000      100,000        34,000
Interest cost...........     139,000        37,000      261,000        76,000
Plan participants' con-
 tributions.............         --          2,000          --          3,000
Curtailment gain........         --            --        (5,000)          --
Actuarial loss (gain)...       6,000           --       346,000       (23,000)
Benefits paid...........    (109,000)      (21,000)    (207,000)      (41,000)
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,172,000    $1,120,000   $4,074,000    $1,084,000
                          ----------    ----------   ----------    ----------
CHANGE IN PLAN ASSETS
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $3,706,000    $  768,000   $3,281,000    $  665,000
Actual return on plan
 assets.................     362,000        83,000      631,000       130,000
Employer contribution...         --            --         1,000        11,000
Plan participants' con-
 tributions.............         --          2,000          --          3,000
Benefits paid...........    (109,000)      (21,000)    (207,000)      (41,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan as-
  sets at end of period.  $3,959,000    $  832,000   $3,706,000    $  768,000
                          ----------    ----------   ----------    ----------
Plan assets less than
 benefit obligation.....  $ (213,000)   $ (288,000)  $ (368,000)   $ (316,000)
Unrecognized net actuar-
 ial loss (gain)........     (54,000)     (448,000)     132,000      (406,000)
Unrecognized prior serv-
 ice cost (asset).......     (62,000)       50,000      (64,000)       52,000
Unrecognized transition
 obligation (asset).....    (107,000)      334,000     (114,000)      345,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (436,000)   $ (352,000)  $ (414,000)   $ (325,000)
                          ==========    ==========   ==========    ==========

  The fair value of pension plan assets excludes $19 million and $17 million held in grantor trust as of June 30, 1998 and December 31, 1997, respectively, for payment of benefits under the supplemental plan.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension and other postretirement benefit costs, portions of which were recorded as components of construction costs, for the three months, six months and twelve months ended June 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED     SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                JUNE 30               JUNE 30               JUNE 30
                          --------------------  --------------------  --------------------
                            1998       1997       1998       1997       1998       1997
PENSION COSTS             ---------  ---------  ---------  ---------  ---------  ---------
-------------                               (THOUSANDS OF DOLLARS)
Service cost............  $  31,000  $  25,000  $  62,000  $  50,000  $ 113,000  $  92,000
Interest cost on pro-
 jected benefit obliga-
 tion...................     69,000     64,000    139,000    129,000    271,000    252,000
Expected return on plan
 assets.................    (85,000)   (78,000)  (171,000)  (156,000)  (326,000)  (299,000)
Amortization of transi-
 tion asset.............     (3,000)    (3,000)    (6,000)    (6,000)   (13,000)   (13,000)
Amortization of prior
 service cost (asset)...     (1,000)    (1,000)    (2,000)    (2,000)    (4,000)    (4,000)
Recognized loss.........        --         --         --         --       2,000      1,000
Curtailment gain........        --         --         --         --      (5,000)       --
                          ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost..................  $  11,000  $   7,000  $  22,000  $  15,000  $  38,000  $  29,000
                          =========  =========  =========  =========  =========  =========

                          THREE MONTHS ENDED    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                JUNE 30              JUNE 30              JUNE 30
                          --------------------  ------------------  --------------------
OTHER POSTRETIREMENT        1998       1997       1998      1997      1998       1997
BENEFIT COSTS             ---------  ---------  --------  --------  ---------  ---------
--------------------                       (THOUSANDS OF DOLLARS)
Service cost............  $   9,000  $   8,000  $ 18,000  $ 17,000  $  35,000  $  34,000
Interest cost on accumu-
 lated benefit obliga-
 tion...................     18,000     20,000    37,000    40,000     73,000     78,000
Expected return on plan
 assets.................    (17,000)   (16,000)  (34,000)  (31,000)   (64,000)   (58,000)
Amortization of transi-
 tion obligation........      6,000      5,000    11,000    11,000     22,000     22,000
Amortization of prior
 service cost...........      1,000      1,000     2,000     2,000      4,000      4,000
Recognized gain.........     (4,000)    (1,000)   (9,000)   (4,000)   (18,000)    (8,000)
Severance plan cost.....      1,000      2,000     2,000     2,000      8,000      5,000
                          ---------  ---------  --------  --------  ---------  ---------
 Net periodic benefit
  cost..................  $  14,000  $  19,000  $ 27,000  $ 37,000  $  60,000  $  77,000
                          =========  =========  ========  ========  =========  =========

  The pension curtailment gain in December 1997 represents the recognition of prior service costs, the transition asset and the decrease in the projected benefit obligation related to the reduction in the number of employees due to the sale of State Line Station by the Indiana Company.

  Postretirement health care costs for the twelve months ended June 30, 1998 and 1997 included $8 million and $5 million, respectively, related to voluntary separation offers to certain employees of ComEd and the Indiana Company.

  The health care cost trend rates used to measure the expected cost of the postretirement medical benefits are assumed to be 8.5% for pre-Medicare recipients and 6.5% for Medicare recipients for 1998. Those rates are assumed to decrease in 0.5% annual increments to 5% for the years 2005 and 2001, respectively, and to remain level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan, each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $7 million for each of the three months ended June 30, 1998 and 1997, $15 million and $16 million for the six months ended June 30, 1998 and 1997, respectively, and $32 million and $31 million for the twelve months ended June 30, 1998 and 1997, respectively.

  (17) SEPARATION PLAN COSTS. O&M expenses included $8 million and $4 million for the three months ended June 30, 1998 and 1997, respectively, $24 million and $7 million for the six months ended June 30, 1998 and 1997, respectively, and $56 million and $16 million for the twelve months ended June 30, 1998 and 1997, respectively, for costs related to voluntary separation offers to certain employees of ComEd and the Indiana Company, as well as certain one-time, employee-related costs. Such costs resulted in charges of $5 million (after-tax), or $0.02 per common share, and $3 million (after-tax), or $0.01 per common share, for the three months ended June 30, 1998 and 1997, respectively, $14 million (after-tax), or $0.07 per common share, and $4 million (after-tax), or $0.02 per common share, for the six months ended June 30, 1998 and 1997, respectively, and $34 million (after-tax), or $0.15 per common share, and $10 million (after-tax), or $0.05 per common share, for the twelve months ended June 30, 1998 and 1997, respectively.

  (18) INCOME TAXES. The components of the net deferred income tax liability at June 30, 1998 and December 31, 1997 were as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                        ----------  ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................  $4,007,056   $4,062,801
 Overheads capitalized................................     119,701      131,509
 Repair allowance.....................................     224,810      231,697
 Regulatory assets recoverable through future rates...     692,077      785,354
Deferred income tax assets:
 Postretirement benefits..............................    (324,346)    (305,242)
 Unamortized investment tax credits...................    (197,991)    (206,112)
 Regulatory liabilities to be settled through future
  rates...............................................    (610,113)    (698,750)
 Nuclear plant closure................................     (65,173)    (194,244)
 Other--net...........................................    (150,118)    (136,258)
                                                        ----------   ----------
Net deferred income tax liability.....................  $3,695,903   $3,670,755
                                                        ==========   ==========

  The $25 million increase in the net deferred income tax liability from December 31, 1997 to June 30, 1998 is comprised of $30 million of deferred income tax expense reflected in operations and a $5 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities as of June 30, 1998, includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged (credited) to continuing operations for the three months, six months and twelve months ended June 30, 1998 and 1997 were as follows:

                           THREE MONTHS                           TWELVE MONTHS
                               ENDED        SIX MONTHS ENDED          ENDED
                              JUNE 30            JUNE 30             JUNE 30
                          ----------------  ------------------  -------------------
                           1998     1997      1998      1997      1998       1997
                          -------  -------  --------  --------  ---------  --------
                                         (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes...  $75,359  $10,811  $132,307  $ 76,076  $ 304,888  $265,794
 Deferred income taxes..  (14,424)  20,436   (19,821)   20,424     28,103   124,686
 Investment tax credits
  deferred--net.........   (6,888)  (7,897)  (14,048)  (15,794)   (29,270)  (34,840)
Other (income) and de-
 ductions, primarily de-
 ferred income taxes in
 1997...................   (3,360)  (1,836)  (13,556)   (2,119)  (419,061)   (4,466)
                          -------  -------  --------  --------  ---------  --------
Net income taxes charged
 (credited) to continu-
 ing operations.........  $50,687  $21,514  $ 84,882  $ 78,587  $(115,340) $351,174
                          =======  =======  ========  ========  =========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1998 and 1997:

                                                      THREE MONTHS                           TWELVE MONTHS
                                                         ENDED         SIX MONTHS ENDED          ENDED
                                                        JUNE 30             JUNE 30             JUNE 30
                                                    -----------------  ------------------  -------------------
                                                      1998     1997      1998      1997      1998       1997
                                                    --------  -------  --------  --------  ---------  --------
                                                                   (THOUSANDS OF DOLLARS)
Net income (loss) before extraordinary item and
 cumulative effect of change in accounting princi-
 ple..............................................  $ 80,458  $ 5,498  $134,173  $ 71,215  $(176,257) $500,071
Net income taxes charged to continuing operations.    50,687   21,514    84,882    78,587   (115,340)  351,174
Provision for dividends on ComEd preferred and
 preference stocks................................    14,462   15,485    29,009    31,012     58,483    62,450
                                                    --------  -------  --------  --------  ---------  --------
Pre-tax income (loss) before extraordinary item,
 cumulative effect and provision for dividends....  $145,607  $42,497  $248,064  $180,814  $(233,114) $913,695
                                                    ========  =======  ========  ========  =========  ========
Effective income tax rate.........................      34.8%    50.6%     34.2%     43.5%      49.5%     38.4%
                                                    ========  =======  ========  ========  =========  ========

  The principal differences between net income taxes charged (credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 1998 and 1997 were as follows:

                           THREE MONTHS                          TWELVE MONTHS
                               ENDED        SIX MONTHS ENDED         ENDED
                              JUNE 30           JUNE 30             JUNE 30
                          ----------------  -----------------  -------------------
                           1998     1997     1998      1997      1998       1997
                          -------  -------  -------  --------  ---------  --------
                                        (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $50,962  $ 1,504  $86,822  $ 76,165  $ (81,590) $332,673
Equity component of
 AFUDC which was ex-
 cluded from taxable
 income.................     (110)  (1,997)    (198)   (3,775)    (4,743)   (7,279)
Amortization of
 investment tax credits,
 net of deferred income
 taxes..................   (4,517)  (7,897) (13,728)  (15,794)   (43,274)  (34,840)
State income taxes, net
 of federal income tax-
 es.....................    6,817    2,804   12,655    14,451     (1,343)   48,715
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....   (2,465)  27,100     (669)    7,540     15,610    11,905
                          -------  -------  -------  --------  ---------  --------
Net income taxes charged
 (credited) to
 continuing operations..  $50,687  $21,514  $84,882  $ 78,587  $(115,340) $351,174
                          =======  =======  =======  ========  =========  ========

  The effects of an income tax refund related to prior years were recorded in the third quarter of 1996, resulting in a positive impact of $26 million (after-tax), or $0.12 per common share.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (19) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1998 and 1997 were as follows:

                         THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30            JUNE 30
                         ------------------- ----------------- -------------------
                           1998      1997      1998     1997     1998      1997
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  44,247 $  55,654 $101,928 $107,409 $ 222,869 $ 223,978
Illinois invested capi-
 tal....................       --     25,827      --    52,017    47,486   104,501
Illinois electricity
 distribution tax.......    24,911       --    51,629      --     51,629       --
Municipal utility gross
 receipts...............    38,556    37,967   81,107   79,070   170,131   168,384
Real estate.............    29,589    34,112   65,080   73,280   143,308   149,272
Municipal compensation..    24,214    17,815   44,085   36,925    85,446    78,665
Other--net..............    23,545    17,607   48,659   41,479    82,389    71,272
                         --------- --------- -------- -------- --------- ---------
                         $ 185,062 $ 188,982 $392,488 $390,180 $ 803,258 $ 796,072
                         ========= ========= ======== ======== ========= =========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  (20) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper/bank borrowings and $400 million of intermediate term notes, to finance the transactions. With respect to the commercial paper/bank borrowing portion, $300 million will expire on November 23, 1999. With respect to the intermediate term notes, $74 million expires on November 23, 1998, and an additional portion each November 23 thereafter through November 23, 2003. At June 30, 1998, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $581 million. As a result of the cessation of nuclear generation operations at Zion Station, ComEd was required to repurchase approximately $100 million of nuclear fuel assemblies held under the nuclear fuel lease arrangements at Zion Station. See Note 5 for additional information regarding the cessation of operations at Zion Station. ComEd repurchased the required nuclear fuel assemblies in June 1998. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, including the repurchase of Zion Station nuclear fuel assemblies discussed above and net of executory costs, at June 30, 1998 for capital leases are estimated to aggregate $670 million, including $97 million in 1998, $181 million in 1999, $143 million in 2000, $92 million in 2001, $65 million in 2002 and $92 million in 2003-2006. The estimated interest component of such rental payments aggregates $91 million. The estimated portions of obligations due within one year under capital leases of $163 million and $241 million at June 30, 1998 and December 31, 1997, respectively, were included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at June 30, 1998 for operating leases are estimated to aggregate $351 million, including $22 million in 1998, $41 million in 1999, $38 million in 2000, $32 million in 2001, $28 million in 2002 and $190 million in 2003-2043.

  (21) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment and O&M accounts, and provides its own financing. ComEd's net plant

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES investment on the Consolidated Balance Sheets does not reflect an investment in Quad Cities Station due to the accounting impairment recorded in the second quarter of 1998. See Note 2 for additional information.

  (22) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $322 million at June 30, 1998, comprised of $282 million for ComEd, $32 million for UT Holdings and $8 million for Unicom Energy Services. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments. See "Coal Reserves" under
Note 1 for additional information regarding ComEd's coal reserves.

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

  In addition, ComEd participates in the American Nuclear Insurers Masters Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by the nuclear energy hazard. This program was modified, effective January 1, 1998, to provide coverage to all workers whose "nuclear related employment" began on or after the commencement date of reactor operations. ComEd will not be liable for a retrospective assessment under this new policy. However, ComEd is still subject to a maximum retroactive assessment of up to $36 million in the event losses incurred under the small number of policies in the old program exceed accumulated reserves.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. ComEd was dismissed as a defendant in both actions. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts against Cotter on eight bellwether plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--CONCLUDED the 1991 cases. The verdict against Cotter included compensatory and punitive damages totaling approximately $3 million (not including prejudgment interest, which has not yet been calculated, and which Cotter anticipates may bring the total award to under $6 million), together with medical monitoring. Cotter intends to appeal the verdict. Although the other 1991 cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year (1998) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of June 30, 1998 and December 31, 1997, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites, pursuant to CERCLA and state environmental laws, will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  (23) SUBSEQUENT EVENTS. In July 1998, ComEd issued $225 million principal amount of 6.95% Notes due July 15, 2018, the proceeds of which were used for general corporate purposes, including the refinancing of existing debt. Also, in July 1998, a subsidiary of UT Holdings issued $120 million principal amount of senior unsecured 7.38% Notes due in July 2012, the proceeds of which will be used to refinance existing debt.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CHANGES IN THE ELECTRIC UTILITY INDUSTRY

  Unicom and its predominant business, electric energy generation, transmission and distribution, are in a period of fundamental change. These changes are attributable to changes in technology and changes in regulation. Federal law and regulations have been amended to provide for open transmission system access, and various states, including Illinois, are considering, or have adopted, new regulatory structures to allow access by some or all customers to energy suppliers, in addition to the local utility.

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

  The 1997 Act. On December 16, 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased-process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act, as it applies to ComEd, provides for, among other things, a 15% residential base rate reduction which commenced on August 1, 1998, an additional 5% residential base rate reduction commencing on May 1, 2002, and gradual customer access to other electric suppliers. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. The 15% residential base rate reduction, which commenced on August 1, 1998, is expected to reduce ComEd's operating revenues by approximately $160 million and $375 million in 1998 and 1999, respectively, compared to 1997 rate levels. ComEd is engaged in certain pricing experiments contemplated by the 1997 Act, which are expected to reduce ComEd's operating revenues by approximately $30 million and $60 million in 1998 and 1999, respectively, compared to 1997 rate levels; however, such reductions are expected to be offset by the effects of customer growth.

  The 1997 Act also provides for the collection of a CTC from customers who choose another electric service provider during a transition period that extends through 2006, and can be extended through 2008 with ICC approval if certain factors are met. The CTC will be established in accordance with a formula defined in the 1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings.

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

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a special purpose financing entity. The proceeds from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period which commenced on August 1, 1998. On July 21, 1998, the ICC issued an order under the 1997 Act approving the issuance of up to $3.4 billion of such securities. ComEd anticipates the issuance will occur sometime in the fourth quarter of 1998. ComEd plans to use the proceeds of the securities issuance to refinance its debt and equity, including using between $750 million and $1.14 billion to repurchase shares of ComEd common stock held by Unicom. Unicom in turn will use the funds it receives from ComEd's share repurchase to repurchase publicly held shares of Unicom's common stock. At current market prices, this repurchase would involve between 22 million and 33 million shares, or 10 to 15 percent of Unicom's outstanding common stock. The Boards of Directors of Unicom and ComEd have each approved the repurchase of up to 33 million shares of common stock. ComEd plans to use the remaining proceeds, net of transaction costs, to redeem preference stock and debt.

  As a result of the 1997 Act, prices for the supply of electric energy are expected to transition from cost-based, regulated rates to rates determined by competitive market forces. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and potential asset dispositions. See "Response to Regulatory Changes" below for additional information.

  See Note 2 of Notes to Financial Statements for the accounting effects related to the 1997 Act.

  Federal Regulation. The Federal Energy Policy Act of 1992, among other things, empowered the FERC to introduce a greater level of competition into the wholesale marketplace for electric energy. Under the FERC Order, utilities are required to file open access tariffs with regard to their transmission systems. These tariffs set forth the terms, including prices, under which other parties and the utility's wholesale marketing function may use the utility's transmission system. ComEd has an approved open access tariff with the FERC. The FERC Order requires the separation of the transmission operations and wholesale marketing functions so as to ensure that unaffiliated third parties have access to the same information as to system availability and other requirements. The FERC Order further requires utilities to operate an electronic bulletin board to make transmission price and access data available to all potential users. A key feature of the FERC Order is that it contemplates full recovery of a utility's costs "stranded" by competition. These costs are "stranded" or "strandable" to the extent market-based rates would be insufficient to allow for their full recovery. To recover stranded costs, the utility must show that it had a reasonable expectation that it would continue to serve the customer in question under its regulatory compact. In addition, some governmental entities, such as cities, may elect to "municipalize" a utility's distribution facilities through condemnation proceedings. Such municipalities would then be able to purchase electric power on a wholesale basis and resell it to customers over the newly acquired facilities. The FERC Order provides for the recovery of a utility's investment stranded by municipalization.

  Response to Regulatory Changes. Unicom has announced several business and operational objectives designed to focus efforts in responding to the energy market changes that are expected to develop from the 1997 Act. These objectives contemplate that ComEd will seek additional improvements in its transmission and distribution operations in order to meet customers' expectations for reliable delivery and will seek to refocus its generation activities, with a concentration on improved nuclear generation, and that Unicom and ComEd will seek to expand their offerings of energy-related products and services. See Unicom and ComEd's Current Report on Form 8-K dated July 6, 1998 for more information regarding the objectives announced by Unicom.

  Under the 1997 Act, the role of electric utilities in the supply and delivery of energy is expected to change. Utilities, such as ComEd, traditionally have been responsible for providing both adequate supply and reliable delivery of electricity to customers within their service areas. In the future, ComEd will continue to be obligated to provide a reliable delivery system; however, it will be obligated to supply electricity only to those customers that it continues to serve under tariffs for electricity, but not for those customers who choose to rely on the marketplace. Nonetheless, during the transition period to a competitive supply marketplace, ComEd must provide both an adequate supply and reliable delivery. Given the tight capacity situation in ComEd's market, ComEd will be working to restore and maintain its available capacity as well as working to assist in the development of a competitive supply marketplace in Illinois.

  ComEd has a large commitment to, and investment in, nuclear generating capacity. ComEd has installed a new management team responsible for improving nuclear operations. Such improvements will be aimed at increasing levels of energy generation, or capacity factors, at ComEd's nuclear generating units while simultaneously improving ComEd's record of meeting NRC requirements and INPO performance standards. Increased capacity factors generally result in lower unit production costs and an improved opportunity to generate and sell electricity in a competitive marketplace. Efforts will also be made to control capital and operating costs through increased efficiencies, such as the reduction of downtime and expense associated with generating unit maintenance and refueling outages. ComEd has also evaluated its generating plant investment. This evaluation, based upon recent interpretative guidance issued by the SEC, resulted in a conclusion that the investment had been impaired and should be reduced. See Note 2 of Notes to Financial Statements for additional information.

  Notwithstanding these efforts, there will continue to be an ongoing analysis of the ability of ComEd's various nuclear plants to generate and deliver electric energy safely at competitive prices in the competitive market for energy. Although short-term system reliability and capacity constraints are likely to support the continued operations of ComEd's nuclear units in the near term, expected longer term developments are likely to make decision-making a function of economic considerations. In the absence of the short-term reliability and capacity constraints, if a plant cannot produce power safely at a cost below the competitive market price, it will be disposed of or closed. Although plant impairment adjustments have reduced the carrying value of nuclear plants and depreciation rates, reflecting shortened estimated useful lives for certain stations, will reduce the carrying value further during the next several years, closure of a plant could involve additional charges associated with the write-off of its then carrying value. In January 1998, Unicom and ComEd decided to cease nuclear generating operations at ComEd's Zion Station. The related retirement resulted in a charge in the fourth quarter of 1997 of $523 million (after-tax), or $2.42 per common share, reflecting both a write down of the plant's carrying value, as well as a liability for future closing costs. A portion of Zion Station is used to provide voltage support in the transmission system that serves ComEd's northern region. See Note 5 of Notes to Financial Statements for additional information.

  ComEd is also undertaking steps to offer for sale approximately 5,600 megawatts of coal-fired generating capacity, representing six generating stations located in Northern Illinois. Such plants have an aggregate book value of approximately $1.1 billion. As a part of such sales, ComEd expects to enter into short-term power purchase agreements with the purchasers in order to assure the availability of power during the period that the wholesale power market is developing in Illinois. ComEd would retain its existing nuclear, oil and gas-fired generating units, which represent an aggregate capacity of approximately 13,500 megawatts, and its transmission and distribution facilities. ComEd has completed the sale of two of its coal-fired generating stations, representing 1,598 megawatts of generating capacity, and has entered into exclusive 15-year purchased power agreements for the output of the stations. The sale of State Line and Kincaid Stations was completed in December 1997 and February 1998, respectively. The net proceeds of the sales, after income tax effects and closing costs, were approximately $190 million. The proceeds were used to retire or redeem existing debt in the first quarter of 1998.

  ComEd joined with eight Midwestern utilities to form a regional Midwest ISO in January 1998. To date, four other utilities have joined the Midwest ISO. The Midwest ISO is a key element in accommodating the restructuring of the electric industry and will promote enhanced reliability of the transmission system, equal access to the transmission system and increased competition. The Midwest ISO will establish an independent body that will ultimately direct the planning and operation of the transmission system for the utilities involved. The Midwest ISO will have operational control over the transmission system and will have authority to require modification in the operation of generators connected to that system during system emergencies. ComEd will retain ownership of its transmission lines. The formation of the Midwest ISO is subject to FERC approval.

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

                                                          1998
                                                         ---------
                                                          (MILLIONS OF DOLLARS)
   Production........................................... $  425
   Transmission and Distribution........................    415
   General..............................................     90
                                                         ------
                                                           $930
                                                         ======

  Such estimated expenditures include $95 million toward the replacement of the steam generators at ComEd's Byron Unit 1, which were replaced in February 1998, and Braidwood Unit 1, which are expected to be replaced prior to year-end 1998, in addition to approximately $35 million for removal costs. The total replacement cost is estimated to be $455 million, including approximately $80 million of removal costs. Approximately $350 million has been incurred through June 30, 1998 and $30 million will be incurred in 1999.

  ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity, equivalent purchased power and/or the development of additional demand-side management resources, in 1998 and each year thereafter for the foreseeable future. However, ComEd believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources and other-utility power purchases, can be obtained in sufficient quantities to meet such forecasted needs.

  Purchase commitments for ComEd, principally related to construction and nuclear fuel, approximated $282 million at June 30, 1998. In addition, ComEd's estimated commitments for the purchase of coal are as follows:

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1998-2000    $  560
      Decker Coal Co. .................................. 1998-2014       480
      Other commitments................................. 1998-2000        66
                                                                      ------
                                                                      $1,106
                                                                      ======

     --------
     (1) In millions of dollars, excluding transportation costs. No estimate of future cost escalation has been made.

For additional information concerning these coal contracts and ComEd's fuel supply, see "Results of Operations," subcaption "Fuel Supply" below, and Notes 1 and 22 of Notes to Financial Statements.

  Capital Resources. ComEd forecasts that internal sources will provide approximately three-fourths of the funds required for ComEd's 1998 construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and scheduled debt maturities. See Notes 10 and 12 of Notes to Financial Statements for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively. The forecast takes into consideration the effects of the 1997 Act, but does not take into consideration the proposed issuance by ComEd of up to $3.4 billion of securities to refinance debt and equity, as permitted under the 1997 Act. See "Changes in the Electric Utility Industry," subcaption "The 1997 Act" above, for additional information.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing is expected to be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 20 of Notes to Financial Statements for additional information concerning ComEd's nuclear fuel lease facility. ComEd has $573 million of unused bank lines of credit at June 30, 1998, which may be borrowed at various interest rates and may be secured or unsecured. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. Collateral, if required for the borrowings, would consist of first mortgage bonds issued under and in accordance with the provisions of ComEd's mortgage. See Note 13 of Notes to Financial Statements for additional information concerning lines of credit, including scheduled commitment reductions. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, six months and twelve months ended June 30, 1998.

  During the first six months of 1998, ComEd sold and leased back $61 million of nuclear fuel through its existing nuclear fuel lease facility. In July 1998, ComEd issued $225 million principal amount of 6.95% Notes due July 15, 2018, the proceeds of which were used for general corporate purposes, including the refinancing of existing debt. See the Statements of Consolidated Cash Flows and
Note 7 of Notes to Financial Statements for information regarding common stock activity.

  As of August 10, 1998, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $280 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

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

  As of July 1998, Moody's rating outlook on ComEd's securities is "Stable", Duff & Phelps has classified ComEd's securities as "Rating Watch-Down" and S&P's rating outlook is "Positive."

  See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1997 for additional information regarding ComEd's securities ratings.

  See "Changes in the Electric Utility Industry," subcaption "The 1997 Act" above, regarding the ICC's order approving ComEd's proposed issuance of up to $3.4 billion of securities and the planned use of the proceeds to refinance debt and equity, as permitted under the 1997 Act.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has increased slightly to 48.7% at June 30, 1998 from 48.5% at December 31, 1997. Unicom's retained earnings account had a deficit balance of $61 million and $21 million as of June 30, 1998 and December 31, 1997, respectively. As of June 30, 1998 and December 31, 1997, $292 million and $331 million, respectively, of retained earnings had been appropriated for future dividend payments. ComEd's retained earnings account had a deficit balance of $43 million and $19 million as of June 30, 1998 and December 31, 1997, respectively. As of June 30, 1998 and December 31, 1997, $360 million and $384 million, respectively, of retained earnings had been appropriated for future dividend payments.

  Year 2000 Conversion. Unicom, including ComEd, uses various software, systems and technology throughout its businesses that will be affected by so-called "Year 2000 Issues." The issues concern the ability of electronic processing equipment (including microprocessors embedded in other equipment), which have been programmed to track only the last two digits of a date, to recognize properly the date change to 2000 (as opposed to 1900) or to recognize "00" as valid. A failure to correct any such processing problems prior to January 1, 2000 could result in material operational and financial risks if the affected systems either cease to function or produce erroneous data. Such risks could include an inability to operate ComEd's nuclear or fossil generating plants, disruptions in the operation of its transmission and distribution systems and an inability to access interconnections with the systems of neighboring utilities. Since July 1996, Unicom has been working to identify and address Year 2000 issues. It has been reviewing all systems and is contacting software vendors, equipment suppliers and customers as well as neighboring utilities. To date, approximately 50% of the software applications and 15% of the embedded systems have been analyzed for Year 2000 compliance status. Once issues have been identified, Unicom's approach to them has been to upgrade or remediate software, systems and technology that are not Year 2000 compliant and that are not otherwise being replaced in accordance with Unicom's business plans. In accordance with its business plans, Unicom has replaced certain of its financial, human resources and customer service and billing software, and is planning to replace its payroll system in early 1999, with new software that is Year 2000 compliant. Unicom is upgrading or remediating certain embedded technology systems in its nuclear and fossil electricity generation, its transmission and distribution, and its supply management business units. Overall, Unicom estimates that implementation of Year 2000 compliant software and systems is approximately 30% complete as of July 31, 1998 and that such efforts will be over 50% complete by the end of 1998. The total cost of remediating or upgrading software that is not being replaced, in accordance with business plans, is estimated to be $20 million, and the total cost of upgrading or remediating embedded technology systems is estimated to be approximately $20-$40 million. Such costs are expensed as incurred. An independent consultant has been engaged to assist Unicom in the assessment of the process being used to address the Year 2000 issue. All Unicom systems and software are expected to be Year 2000 ready by the end of 1999.

  In addition to the steps described above, Unicom is working with various industry groups including NERC, the EPRI and EEI to coordinate electric utility industry Year 2000 efforts with the Clinton Administration's Year 2000 Conversion Council, the DOE and Congress. The DOE has requested from NERC a status report and coordination plan by September 1998, and a full status report by July 1999, as to the measures that are being taken to prepare electric power supply and delivery systems for transition into the Year 2000.

  Unicom has identified, and has started a process to develop contingency plans to address, various worst case scenarios that could occur in the unlikely event that various Year 2000 issues are not resolved in a timely manner. Contingency plans are also being developed to address the impact on Unicom if Year 2000 remediation efforts of other parties, such as suppliers, surrounding utilities and interfacing regulatory, governmental and financial institutions, are not successful. The failure of such parties to resolve Year 2000 issues could result in significant disruptions in Unicom's operations.

  Market Risks. ComEd is exposed to market risk due to changes in interest rates and changes in the market price for electricity. Exposure for interest rate changes relates to its long-term debt and preferred equity obligations. Exposure to electricity market price risk relates to forward activities taken to manage effectively the supply of, and demand for, the electric generation capability of ComEd's generating plants. ComEd does not currently utilize derivative commodity or financial instruments for trading or speculative purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Interest Rate Exposure" and "--Market Price Exposure," in Unicom and ComEd's Current Reports on Form 8-K dated January 30, 1998. There has not been a material change in ComEd's exposure to interest rate risk or market price risk since December 31, 1997. See "Energy Risk Management Contracts" in Note 1 of Notes to Financial Statements regarding the accounting for energy risk management contracts.

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

  Unicom Energy Services, another subsidiary of Unicom Enterprises, is engaged in providing energy services, including gas services, performance contracting, distributed energy, active energy management systems and energy infrastructure services. In 1997, Unicom Energy Services entered into a joint venture with Sonat Marketing Company L.P. to market natural gas and related services to larger gas purchasers within ComEd's service area in Northern Illinois and other Midwestern areas. As an entry into the distributed energy market, Unicom Energy Services also entered into an alliance with AlliedSignal Power Systems, Inc., a subsidiary of AlliedSignal Inc., to market, install and service an electric energy generator developed by AlliedSignal, known as a TurboGenerator, in a 12-state region, the province of Ontario, Canada and Puerto Rico. Unicom Energy Services entered into an exclusive national distributorship agreement with Engage Networks, Inc. to market active energy management software and related hardware and services. As of June 30, 1998, Unicom Energy Services had purchase commitments of approximately $8 million.

  Construction Program. Unicom has approved capital expenditures for 1998 of approximately $92 million for UT Holdings, primarily related to an expansion of two of its four Chicago district cooling facilities and the related distribution piping and plants in other cities. As of June 30, 1998, UT Holdings' purchase commitments, principally related to construction, were approximately $32 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire in 1999, of which $5 million was unused as of June 30, 1998. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 13 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

  In July 1998, a subsidiary of UT Holdings issued $120 million of senior unsecured 7.38% Notes due in July 2012, the proceeds of which will be used to refinance existing debt. On April 1, 1998, S&P issued a rating on Unicom's senior debt obligations of BBB-. Ratings have not been obtained from Moody's or Duff & Phelps. See "Part II, Item 5. Market for Registrant's Common Equity and Related Stockholder Matters" in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1997 for additional information regarding securities ratings.

REGULATION

  ComEd and the Indiana Company are subject to federal and state regulation in the conduct of their respective businesses, including the operations of Cotter. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. Particularly in the cases of nuclear operations and environmental matters, such regulation can and does affect operational and capital expenditures.

  Rate Matters. In January 1995, the ICC issued its Rate Order in the proceedings relating to ComEd's February 1994 rate increase request. The Rate Order provided, among other things, for an increase in ComEd's total revenues of approximately $302 million (excluding add-on revenue taxes) on an annual basis. Appeals related to the Rate Order have been completed without changing the rates authorized in the Rate Order. See "Changes in the Electric Utility Industry," subcaption "The 1997 Act" above, for information regarding the effect of the 1997 Act on rate matters. See "Nuclear Matters" below for information regarding fuel reconciliation proceedings for the years 1994 and 1996.

  Nuclear Matters. Nuclear operations have been, and remain, an important focus of ComEd--given the impact of such operations on overall O&M expenditures and the ability of nuclear power plants to produce electric energy at a relatively low marginal cost. ComEd operates a large number of nuclear plants, ranging from the older Dresden and Quad Cities Stations to the more recently completed LaSalle, Byron and Braidwood Stations, and is intent upon safe, reliable and efficient operation. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes" above, for information regarding ComEd's cessation of nuclear generation operations at its Zion Station.

  ComEd's LaSalle nuclear generating station is currently on the NRC's list of plants that require increased regulatory scrutiny by the NRC. Dresden Station had been included on the list since 1992 and LaSalle and Zion Stations were added in January 1997. On July 29, 1998, the NRC removed Dresden Station from the list because of improved performance at the station, and also administratively removed Zion Station from the list because of ComEd's decision to cease further nuclear operations at the plant. The listing of LaSalle Station does not prevent ComEd from operating the generating units; however, it does mean that the NRC will devote additional resources to monitoring ComEd's operating performance and that ComEd will need to work to demonstrate to the NRC the sustainability of improvements which it believes it has undertaken and is continuing to implement. In January 1998, the NRC had noted a declining performance trend at Quad Cities Station. In a meeting on March 3, 1998, the NRC stated that weaknesses were observed with respect to certain operations, maintenance and engineering activities at Quad Cities Station. On July 29, 1998, the NRC stated that there has not been sufficient operational data to enable it to assess Quad Cities Station performance. The NRC has indicated that it is monitoring ComEd's ability to manage its nuclear operations in their entirety and that the performance at any one facility will be viewed by the NRC in context with the performance of ComEd's nuclear generating group as a whole.

  In late January 1997, the NRC also took the unusual step of requiring ComEd to submit information to allow the NRC to determine what actions, if any, should be taken to assure that ComEd can safely operate its then six nuclear generating stations while sustaining performance improvement at each site. The request stated the NRC staff's concerns with the "cyclical safety performance of ComEd nuclear stations," noting the presence on the list of plants that require increased regulatory scrutiny by the NRC of Dresden, LaSalle and Zion Stations at various times during the past 10 years. It also noted concerns regarding "ComEd's ability to establish lasting and effective programs that result in sustained performance improvement." The NRC and representatives of ComEd's management have met, and will continue to meet periodically in the future, to discuss the status of recovery and restart efforts and overall performance of the ComEd nuclear program.

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

  ComEd's activities with respect to its nuclear generating stations have included improvements in operating and personnel procedures and repair and replacement of equipment. Although performing such improvements can result in longer unit outages, the improvements are expected to result in improved operational performance when completed. LaSalle Units 1 and 2 were shutdown for extensive improvement work in September 1996. On July 24, 1998, the NRC determined that ComEd has made sufficient improvements at LaSalle Unit 1 for the unit to resume operations. It currently is expected that LaSalle Unit 1 will restart in August 1998 and LaSalle Unit 2 is expected to restart by the end of the first quarter of 1999. The restart of LaSalle Unit 2 requires the resolution of material condition issues similar to those of LaSalle Unit 1.

  The NERC has forecasted the possibility of electric energy shortages in the summer of 1998 in light of continued outages at nuclear plants operated by ComEd and other utilities in the Midwest power grid. ComEd has taken numerous steps to support the reliability of its system during the summer of 1998. Such steps include maximizing available on-system generating capacity during periods of peak demand, arrangements to purchase power from other utilities, reinforcements to the transmission systems of ComEd and neighboring utilities to increase capacity and to provide voltage support, and working with customers to manage the use of and demand for power. As a result of a unique combination of heat, storms and equipment problems affecting utilities throughout the Midwest region, on June 25, 1998, ComEd declared a NERC generation deficiency alert Level 3, which is a statement that firm load loss is possible. As of August 10, 1998, a firm load loss has not been experienced. See "Results of Operations," subcaption "Purchased Power" below, regarding the expected increase in purchased power expense in 1998.

  Generating station availability and performance during a year have been issues in fuel reconciliation proceedings in assessing the prudence of fuel and purchased power costs during such year. Final ICC orders have been issued in fuel reconciliation proceedings related to ComEd's FAC collections for years prior to 1994 and for the year 1995. In the fuel reconciliation proceeding for 1994, an intervenor and the ICC staff have filed briefs proposing a refund of approximately $42 million and $34 million, respectively, relating to nuclear station performance. In the fuel reconciliation proceeding for 1996, an intervenor has filed testimony seeking a refund of approximately $78 million relating to nuclear station performance, and the ICC staff also has filed testimony proposing a refund of approximately $104 million. The 1997 Act provides that the fuel reconciliation proceedings for 1994 and 1996 must be concluded by the end of 1998. If refunds are required in these proceedings, the refunds could have a material adverse effect on results of operations. The 1997 Act also provides that, because ComEd eliminated its FAC effective January 1, 1997, the ICC shall not conduct a fuel reconciliation proceeding for the year 1997 or any subsequent years.

  Based on ComEd's most recent study approved by the ICC, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $4.4 billion in current-year (1998) dollars, including a contingency allowance. ComEd estimates that it will expend approximately $11.6 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2034. Additionally, ComEd estimates that it will expend an aggregate of approximately $217 million in current-year (1998) dollars during the period 2000 through 2014 to maintain Zion Station in a secured mode until decommissioning begins. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation. See Note 1 of Notes to Financial Statements, under "Depreciation and Decommissioning," for additional information regarding decommissioning costs.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See
Note 22 of Notes to Financial Statements and "Part II. Other Information, Item
1. Legal Proceedings."

RESULTS OF OPERATIONS

  Unicom's basic and diluted earnings (loss) per common share were $0.37 for the three months ended June 30, 1998, compared to $0.03 for the three months ended June 30, 1997, $0.62 for the six months ended June 30, 1998, compared to $1.24 for the six months ended June 30, 1997, and $(4.55) for the twelve months ended June 30, 1998, compared to $3.23 for the twelve months ended June 30, 1997. Earnings for the three months, six months and twelve months ended June 30, 1997 have been restated for a change in accounting method for revenue recognition. The earnings for the six months and twelve months ended June 30, 1997 also include the one-time positive impact of a change in accounting principle of $197 million (after-tax), or $0.91 per common share. Restated earnings per common share, excluding the one-time positive effect of the change in accounting principle, were $0.03, $0.33 and $2.32 for the three months, six months and twelve months ended June 30, 1997, respectively. Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries currently are not material to the results of

Unicom and subsidiary companies as a whole. As such, the following section discusses the effect of ComEd's operations on Unicom's financial results.

  Net Income for the Three Months Ended June 30, 1998. The increase in ComEd's net income in the recent three-month period reflects, among other factors, unusually hot weather, which increased both operating revenues and energy costs, compared to mild weather experienced in the same period in 1997. Also contributing to the increase in net income were reduced O&M expenses, compared to the same period in 1997.

  Kilowatthour sales increased 2% for the three months ended June 30, 1998, compared to the same period in 1997, driven largely by increased sales to retail customers due to unusally hot weather conditions experienced during the second quarter of 1998, as well as continued economic growth in ComEd's service territory. Operating revenues increased 5% during the recent three-month period, compared to the same period in 1997. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs increased 24% in the second quarter of 1998, compared to the second quarter of 1997, reflecting the effects of an extraordinary combination of heat, storms and equipment problems experienced throughout the Midwest in late June 1998 which resulted in unprecedented purchased power price levels, as well as the effects of higher purchases from other utilities. See "Purchased Power" below for additional information.

  O&M expenses decreased by 14% for the second quarter of 1998, compared to the same period in 1997, as discussed in "Operation and Maintenance Expenses" below.

  Net Income for the Six Months Ended June 30, 1998. The decrease in ComEd's net income in the recent six-month period reflects, among other factors, the one-time positive impact of a change in accounting principle of $197 (after-tax), reflected in the June 30, 1997 results, and increased fuel and purchased power costs, partially offset by increased kilowatthour sales and decreased O&M expenses.

  Kilowatthour sales increased 2% for the six months ended June 30, 1998, compared to the same period in 1997, reflecting increased sales to retail customers due to unusually hot weather conditions experienced during the second quarter of 1998, as well as continued economic growth in ComEd's service territory. Operating revenues increased 4% during the recent six-month period, compared to the same period in 1997. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs increased 23% during the six months ended June 30, 1998, compared to the same period in 1997, reflecting the effects of an extraordinary combination of heat, storms and equipment problems experienced throughout the Midwest in late June 1998 which resulted in unprecedented purchased power price levels, as well as the effects of higher purchases from other utilities. See "Purchased Power" below for additional information.

  O&M expenses decreased by 8% for the six months ended June 30, 1998, compared to the same period in 1997, as discussed in "Operation and Maintenance Expenses" below.

  In the fourth quarter of 1997, ComEd changed its accounting method for revenue recognition to record ComEd's revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997. This change in accounting method, included in restated six months and twelve months ended June 30, 1997 results, had a cumulative one-time positive impact for years prior to 1997 of $197 million (after-tax), or $0.91 per common share.

  Net Income (Loss) for the Twelve Months Ended June 30, 1998. The decrease in ComEd's net income (loss) in the recent twelve-month period was primarily due to ComEd's discontinuation of regulatory accounting practices for the generation portion of its business and other charges recorded in response to the enactment of the 1997 Act. The results for the twelve months ended June 30, 1998 also include the write-off for the closure of Zion Station.

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

  In addition, as permitted under the 1997 Act, ComEd elected to eliminate its FAC in December 1997, which resulted in a charge in the fourth quarter of 1997 of $44 million (after-tax), or $0.20 per common share. The reduction includes $25 million (after-tax), or $0.12 per common share, in net FAC charges billed to its customers in 1997, which was refunded to customers as of June 30, 1998. The reduction also includes a write-off of $19 million (after-tax), or $0.08 per common share, in underrecovered energy costs that ComEd would have been entitled to recover if the FAC had remained in effect.

  Also, the results for the twelve months ended June 30, 1998 include the write down of ComEd's investment in uranium-related properties to reflect costs which are not expected to be recovered in a competitive market. The write down resulted in a charge of $60 million (after-tax), or $0.28 per common share, in the fourth quarter of 1997.

  In the fourth quarter of 1997, ComEd changed its accounting method for revenue recognition to record ComEd's revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997. This change in accounting method, included in restated six months and twelve months ended June 30, 1997 results, had a cumulative one-time positive impact for years prior to 1997 of $197 million (after-tax), or $0.91 per common share.

  The fourth quarter of 1997 also includes a charge of $523 million (after-tax), or $2.42 per common share, reflecting the write-off of the unrecoverable portion of the cost of ComEd's Zion Station plant and inventories and a liability for future closing costs, resulting from the decision in January 1998 to cease nuclear generation operations at Zion Station.

  ComEd's kilowatthour sales, including sales to wholesale customers, increased 4% in the twelve months ended June 30, 1998, compared to the same period last year. Operating Revenues increased 2% in the recent twelve-month period. See "Operating Revenues" below for additional information.

  Also reducing operating results for the recent twelve-month period was a 21% increase in fuel and purchased power costs. See "Purchased Power" below for additional information.

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

  Operating revenues increased $92 million in the three months ended June 30, 1998, compared to the three months ended June 30, 1997, primarily due to increased kilowatthour sales. Kilowatthour sales to retail customers during the recent three-month period increased 10%, compared to the same period in 1997, reflecting unusally hot weather experienced in the second quarter of 1998, as well as continued economic growth. Operating revenues increased $132 million in the six months ended June

30, 1998, compared to the six months ended June 30, 1997, primarily due to increased kilowatthour sales. Kilowatthour sales to retail customers increased 5%, compared to the same period in 1997, reflecting unusually hot weather experienced in the second quarter of 1998, as well as continued economic growth. Operating revenues increased $147 million in the twelve months ended June 30, 1998, compared to the same period in 1997, primarily due to a 4% increase in kilowatthour sales to retail and wholesale customers.

  Fuel Costs. Changes in fuel expense for the three months, six months and twelve months ended June 30, 1998, compared to the same periods ended June 30, 1997, primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                                                         JUNE 30              JUNE 30              JUNE 30
                                                   --------------------  ------------------  --------------------
                                                     1998       1997       1998      1997      1998       1997
                                                   ---------  ---------  --------  --------  ---------  ---------
   Cost of fuel consumed (per million Btu):
     Nuclear.....................................      $0.60      $0.60     $0.62     $0.57      $0.59      $0.55
     Coal........................................      $2.46      $2.37     $2.18     $2.41      $2.17      $2.37
     Oil.........................................      $3.72      $4.49     $3.45     $3.86      $3.64      $3.72
     Natural gas.................................      $2.50      $2.37     $2.46     $2.57      $2.60      $2.59
     Average all fuels...........................      $1.29      $1.45     $1.27     $1.37      $1.29      $1.28
   Net generation of electric energy (millions of
    kilowatthours)...............................     18,163     18,761    35,491    41,080     80,271     88,813
   Fuel sources of kilowatthour generation:
     Nuclear.....................................         64%        52%       61%       57%        59%        61%
     Coal........................................         28         43        31        39         35         36
     Oil.........................................        --         --          1         1          1        --
     Natural gas.................................          8          5         7         3          5          3
                                                   ---------  ---------  --------  --------  ---------  ---------
                                                         100%       100%      100%      100%       100%       100%
                                                   =========  =========  ========  ========  =========  =========

  The decreases in the net generation of electric energy, for the six months and twelve months ended June 30, 1998, compared to the same periods ended June 30, 1997, are due to the sale of State Line and Kincaid Stations and lower nuclear plant availability. See "Regulation," subcaption "Nuclear Matters" above, for information regarding outages at certain of ComEd's nuclear generating stations.

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. In addition, as of June 30, 1998, ComEd had coal reserves of $243 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments see "Liquidity and Capital Resources" above and for information concerning ComEd's fuel reconciliation proceedings see "Regulation," subcaption "Nuclear Matters" above. Also see Note 1 of Notes to Financial Statements, under "Coal Reserves" and "Fuel Adjustment Clause," concerning ComEd's coal reserves and FAC, respectively.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd's generating units and the availability and cost of power from other utilities. Purchased power increased $160 million, $316 million and $452 million for the three months, six months and twelve months ended June 30, 1998, respectively, compared to the same periods ended

June 30, 1997. Such increases include $43 million for the three months and $75 million for the six months and twelve months ended June 30, 1998 for the agreements entered into in connection with the sale of State Line and Kincaid Stations in December 1997 and February 1998, respectively. The increases in purchased power costs also reflect the effects of an extraordinary combination of heat, storms and equipment problems experienced throughout the Midwest in late June 1998 which resulted in unprecedented purchased power price levels. In addition, the increases for the six months and twelve months ended June 30, 1998 reflect outages at certain of ComEd's nuclear generating stations. See "Regulation," subcaption "Nuclear Matters" above, for information regarding outages at certain of ComEd's nuclear generating stations.

  The number and average cost of kilowatthours purchased were as follows:

                            THREE MONTHS    SIX MONTHS ENDED    TWELVE MONTHS ENDED
                            ENDED JUNE 30        JUNE 30              JUNE 30
                            --------------  ------------------  --------------------
                             1998    1997     1998      1997      1998       1997
                            ------  ------  --------  --------  ---------  ---------
   Kilowatthours
    (millions)............. 5,764   5,530     14,449    8,982      22,139     12,264
   Cost per kilowatthour...  4.85c   2.16c      3.46c    2.04c       3.24c      2.16c

  ComEd expects purchased power costs to increase significantly in the year 1998, compared to the year 1997, due to higher costs for power purchased from other utilities, purchase power agreements entered into in connection with the sale of State Line and Kincaid generating stations, increased kilowatthour sales and lower nuclear generation. The market price for electricity is subject to price volatility associated with changes in supply and demand in the electric supply markets. ComEd utilizes energy put and call option contracts and energy swap arrangements to limit market price risk associated with forward commodity contracts.

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

  During the three months, six months and twelve months ended June 30, 1998, the aggregate level of O&M expenses decreased 14%, 8% and increased less than 1%, respectively, compared to the same periods ended June 30, 1997.

  O&M expenses associated with nuclear generating stations decreased $92 million, $133 million and $173 million during the three months, six months and twelve months ended June 30, 1998, respectively, compared to the same periods ended June 30, 1997. The decreases in the recent three-month, six-month and twelve-month periods were primarily due to the permanent cessation of nuclear generation operations at Zion Station and to activities associated with the repair, replacement and improvement of nuclear generating facility equipment. Beginning in 1995, ComEd increased the number and scope of maintenance activities associated with its nuclear generating stations. Such efforts are the result of station performance evaluations performed to identify the sources and causes of unplanned equipment repairs. The goal of such efforts is to design and implement cost effective repairs and improvements to increase station availability. The efforts begun in 1995 are expected to continue through 1998. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes," regarding the permanent cessation of nuclear operations at Zion Station.

  O&M expenses associated with nuclear generating stations have been driven by ComEd's objective to improve station availability, as well as to meet regulatory requirements and expectations. ComEd is pursuing a program to improve the quality of nuclear operations, including safety and efficiency, which is also expected to achieve a longer term goal of improved availability and to be positioned to take advantage of opportunities in a more competitive market. Over the past several years, ComEd has increased and reinforced station management with managers drawn from other utilities which have resolved similar operating issues. It has also sought to identify, anticipate and address nuclear station operation and performance issues in a safe, cost-effective manner while seeking to improve the availability and capacity factors of its nuclear generating units. Such activities have included improvements in operating and personnel procedures and repair and replacement of equipment, and can result in longer unit outages. Such activities have involved increased maintenance and repair expenses in recent years.

  During the three months, six months and twelve months ended June 30, 1998, O&M expenses associated with fossil generating stations increased $1 million, $10 million and $47 million, respectively, compared to the same periods ended June 30, 1997. The increases related to fossil generating stations for the recent six-month and twelve-month periods are primarily due to increases in plant refurbishment costs, partially offset by a reduction in personnel costs and the sale of State Line and Kincaid Stations, which were sold in December 1997 and February 1998, respectively, compared to the same periods ended June 30, 1997.

  O&M expenses associated with ComEd's transmission and distribution system decreased $3 million and increased $10 million and $16 million in the three months, six months and twelve months ended June 30, 1998, respectively, compared to the same periods ended June 30, 1997. The increases in the recent six-month and twelve-month periods reflect higher maintenance costs, including costs associated with emergency storm restoration of electric service. O&M expenses associated with customer-related activities increased $5 million, $10 million and $24 million in the three months, six months and twelve months ended June 30, 1998, respectively, compared to the same periods ended June 30, 1997, primarily due to increased marketing initiatives and customer service personnel costs.

  O&M expenses also include employee benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave the company voluntarily. Such incentives included both current payments and earlier eligibility for post-retirement health care benefits, in addition to certain other one-time employee-related costs, resulting in charges of $8 million and $4 million for the three months ended June 30, 1998 and 1997, respectively, $24 million and $7 million for the six months ended June 30, 1998 and 1997, respectively, and $56 million and $16 million for the twelve months ended June 30, 1998 and 1997, respectively.

  Other employee benefits expenses, excluding the effects of employee separation plans and certain other one-time employee-related costs, increased $1 million and decreased $10 million and $26 million for the three months, six months and twelve months ended June 30, 1998, respectively, compared to the same periods ended June 30, 1997. The decreases for the recent six-month and twelve-month periods are primarily due to a reduction in medical costs for active and retired employees.

  O&M expenses also reflect $41 million and $38 million for employee incentive compensation plan costs for the twelve months ended June 30, 1998 and 1997, respectively. The payments, which were made partly in cash and partly in shares of Unicom common stock, were made under Unicom's Long-Term Incentive Plans as the result of the achievements during the years 1997 and 1996, respectively, of specified financial performance, operating performance and increased shareholder value.

  O&M expenses for the twelve months ended June 30, 1998 also include $25 million for the additional write-off of obsolete materials and supplies, compared to the twelve months ended June 30, 1997. O&M expenses associated with certain administrative and general costs decreased $4 million and increased $4 million and $47 million for the three months, six months and twelve months ended June 30, 1998, respectively, compared to the same periods ended June 30, 1997. The increase in the recent twelve-month period is due to a variety of reasons including an increase in the provision for vacation pay liability, and costs associated with legal services and supply management. The effects of inflation have also increased O&M expenses during the years and are also reflected in the increases and decreases discussed herein.

  Depreciation. Depreciation expense decreased for the three months, six months and twelve months ended June 30, 1998, compared to the same periods ended June 30, 1997. The decreases in the recent three-month, six-month and twelve-month periods reflect the retirement of Zion Station, partially offset by plant additions. The decreases in the recent six-month and twelve-month periods also reflect the sale of the State Line and Kincaid Stations. Depreciation expense includes increased depreciation on ComEd's nuclear generating units primarily related to its steam generators at Byron Unit 1, which were replaced in February 1998, and Braidwood Unit 1, which are expected to be replaced prior to year-end 1998. This increased depreciation resulted in charges of $6 million and $15 million for the three months ended June 30, 1998 and 1997, respectively, $23 million and $30 million for the six months ended June 30, 1998 and 1997, respectively, and $53 million and $59 million for the twelve months ended June 30, 1998 and 1997, respectively. Depreciation expense is expected to decline in the remainder of 1998 and future years as a result of the reduction in depreciable plant balances due to the $3.0 billion plant impairment; however, the reduction will be offset by amortization of the regulatory asset related to impaired plant and an increase in nuclear depreciation related to shortened useful lives for certain stations. See Note 1 of Notes to Financial Statements, under "Depreciation and Decommissioning."

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, six months and twelve months ended June 30, 1998, compared to the same periods ended June 30, 1997, were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                 THREE MONTHS ENDED     SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                       JUNE 30               JUNE 30               JUNE 30
                                --------------------- --------------------- ---------------------
                                   1998       1997       1998       1997       1998       1997
                                ---------- ---------- ---------- ---------- ---------- ----------
      Long-term debt outstand-
       ing:
       Average amount (mil-
        lions)................    $5,696     $6,245     $5,847     $6,395     $5,973     $6,493
       Average interest rate..      7.37%      7.64%      7.43%      7.65%      7.56%      7.63%
      Notes payable outstand-
       ing:
       Average amount (mil-
        lions)................    $  402     $  222     $  308     $  180     $  217     $  170
       Average interest rate..      5.88%      5.95%      5.90%      5.87%      5.95%      5.81%

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

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements, under "AFUDC and Interest Capitalized." ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business. As a result, beginning in 1998, ComEd is capitalizing interest costs on its generation-related construction work in progress and nuclear fuel in process. Interest costs capitalized were $6 million for the three months and $8 million for the six months and twelve months ended June 30, 1998. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended June 30, 1998 and December 31, 1997 were 0.71 and 0.58, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended June 30, 1998 and

December 31, 1997 were 0.61 and 0.49, respectively. Earnings for the twelve months ended June 30, 1998 and December 31, 1997 were inadequate to cover fixed charges by approximately $170 million and $259 million, respectively, and fixed charges and preferred and preference stock dividend requirements by approximately $267 million and $359 million, respectively. The deficiency is principally attributable to the earnings impact of the closure of Zion Station.

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

  FORWARD-LOOKING INFORMATION. Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry--The 1997 Act," and in Note 2 of Notes to Financial Statements, (2) statements regarding estimated capital expenditures in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources-- UTILITY OPERATIONS--Construction Program" and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Construction Program," (3) statements regarding the estimated return to service of certain nuclear generating units and an increase in purchased power costs for 1998 in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations--Purchased Power," respectively, (4) statements regarding the costs of decommissioning nuclear generating stations in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and in Note 1 of Notes to Financial Statements, under "Depreciation and Decommissioning," (5) statements regarding cleanup costs associated with MGPs and other remediation sites in Note 22 of Notes to Financial Statements, and (6) statements regarding the estimated costs and risks of Year 2000 conversion in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Year 2000 Conversion." Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, estimated return to service of nuclear generation units, decommissioning costs, cleanup costs and Year 2000 conversion costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding the estimated return to service of nuclear generating units are subject to the concurrence of the NRC with proceeding to power operations. The statements regarding expectations for Year 2000 readiness are subject to the risk that Year 2000 remediation efforts of Unicom and other parties are not successful. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of June 30, 1998 and December 31, 1997, and the related statements of consolidated operations, retained earnings (deficit) and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of June 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1998 and 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 3, effective January 1, 1997, the Company changed its method of accounting for revenue recognition.


                                            Arthur Andersen LLP
Chicago, Illinois
August 10, 1998

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, six months and twelve months ended June 30, 1998 and 1997 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       SIX MONTHS ENDED       TWELVE MONTHS ENDED
                                 JUNE 30                 JUNE 30                 JUNE 30
                          ----------------------  ----------------------  -----------------------
                             1998        1997        1998        1997        1998         1997
                          ----------  ----------  ----------  ----------  -----------  ----------
                                                (THOUSANDS OF DOLLARS)
Electric Operating
 Revenues...............  $1,776,972  $1,685,157  $3,486,585  $3,354,742  $ 7,204,930  $7,058,169
                          ----------  ----------  ----------  ----------  -----------  ----------
Electric Operating
 Expenses and Taxes:
 Fuel...................  $  250,923  $  308,722  $  482,299  $  617,790  $ 1,103,947  $1,237,114
 Purchased power........     279,359     119,333     500,089     183,640      716,503     264,440
 Operation..............     336,237     428,611     680,227     828,821    1,565,866   1,598,428
 Maintenance............     213,371     209,073     434,130     377,497      746,362     712,000
 Depreciation...........     231,008     245,966     478,766     495,086      969,557     986,512
 Recovery of regulatory
  assets................         --        3,818         --        7,636        7,636      15,272
 Taxes (except income)..     184,599     188,149     391,565     389,250      801,482     794,437
 Income taxes--
   Current--Federal.....      67,677      11,970     119,178      62,677      270,849     218,480
   --State..............      14,277       3,997      24,868      22,040       68,115      63,574
   Deferred--Federal--
    net.................     (12,001)     15,210     (19,017)     18,523       18,571     107,296
   --State--net.........      (2,028)      3,381      (2,591)     (1,605)       1,559       9,159
 Investment tax credits
  deferred--net.........      (6,888)     (7,897)    (14,048)    (15,794)     (29,270)    (34,840)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $1,556,534  $1,530,333  $3,075,466  $2,985,561  $ 6,241,177  $5,971,872
                          ----------  ----------  ----------  ----------  -----------  ----------
Electric Operating
 Income.................  $  220,438  $  154,824  $  411,119  $  369,181  $   963,753  $1,086,297
                          ----------  ----------  ----------  ----------  -----------  ----------
Other Income and
 (Deductions):
 Interest on long-term
  debt..................  $ (104,892) $ (119,363) $ (217,337) $ (244,472) $  (451,395) $ (495,691)
 Interest on notes
  payable...............      (5,897)     (3,298)     (9,016)     (5,249)     (12,900)     (9,869)
 Allowance for funds
  used during
  construction--
   Borrowed funds.......       2,738       4,952       4,314       9,004       13,865      17,164
   Equity funds.........       1,960       5,706       3,544      10,786       16,529      20,797
 Income taxes
  applicable to
  nonoperating
  activities............       3,314       2,052       6,198       2,418       15,009       5,165
 Provision for
  dividends on company-
  obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trusts
  holding solely the
  Company's
  subordinated debt
  securities............      (7,428)     (7,428)    (14,855)    (14,076)     (29,639)    (22,556)
 Loss on nuclear plant
  closure...............         --          --          --          --      (885,611)        --
 Income tax effect of
  nuclear plant
  closure...............         --          --          --          --       362,952         --
 Miscellaneous--net.....      (5,780)    (12,378)     (7,681)    (21,250)     (82,757)    (26,935)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $ (115,985) $ (129,757) $ (234,833) $ (262,839) $(1,053,947) $ (511,925)
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss) Before
 Extraordinary Item and
 Cumulative Effect of
 Change in Accounting
 Principle..............  $  104,453  $   25,067  $  176,286  $  106,342  $   (90,194) $  574,372
Extraordinary Loss, Less
 Applicable Income
 Taxes..................         --          --          --          --      (810,335)        --
Cumulative Effect of
 Change in Accounting
 Principle..............         --          --          --      196,700          --      196,700
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss).......  $  104,453  $   25,067  $  176,286  $  303,042  $  (900,529) $  771,072
Provision for Dividends
 on Preferred and
 Preference Stocks......      14,462      15,485      29,009      31,012       58,483      62,450
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss) on
 Common Stock...........  $   89,991  $    9,582  $  147,277  $  272,030  $  (959,012) $  708,622
                          ==========  ==========  ==========  ==========  ===========  ==========

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       JUNE 30,    DECEMBER 31,
                       ASSETS                            1998          1997
                       ------                         -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $1,006 million
   and $1,131 million, respectively)................. $27,461,861  $27,519,365
  Less--Accumulated provision for depreciation.......  14,924,147   11,645,985
                                                      -----------  -----------
                                                      $12,537,714  $15,873,380
  Nuclear fuel, at amortized cost....................     920,081      906,043
                                                      -----------  -----------
                                                      $13,457,795  $16,779,423
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds...................... $ 2,118,263  $ 1,855,697
  Subsidiary companies...............................      50,160       48,605
  Other investments, at cost.........................      40,778       39,002
                                                      -----------  -----------
                                                      $ 2,209,201  $ 1,943,304
                                                      -----------  -----------
Current Assets:
  Cash............................................... $       170  $       --
  Temporary cash investments.........................      23,207       72,634
  Special deposits...................................       1,043          271
  Receivables--
    Customers........................................   1,085,057      873,418
    Other............................................      68,060      130,537
    Provisions for uncollectible accounts............     (17,304)     (17,544)
  Coal and fuel oil, at average cost.................     205,172      120,664
  Materials and supplies, at average cost............     258,689      255,338
  Deferred income taxes related to current assets and
   liabilities.......................................      53,760      179,493
  Prepayments and other..............................     133,466      125,507
                                                      -----------  -----------
                                                      $ 1,811,320  $ 1,740,318
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 4,471,689  $ 1,685,235
  Coal reserves......................................     140,533      194,769
  Other..............................................      85,996      115,354
                                                      -----------  -----------
                                                      $ 4,698,218  $ 1,995,358
                                                      -----------  -----------
                                                      $22,176,534  $22,458,403
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                         JUNE 30,    DECEMBER
            CAPITALIZATION AND LIABILITIES                 1998      31, 1997
            ------------------------------              ----------- -----------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity.................................. $ 4,842,554 $ 4,866,438
  Preferred and preference stocks without mandatory
   redemption requirements.............................     506,829     507,053
  Preference stock subject to mandatory redemption
   requirements........................................     168,368     174,328
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the
   Company's subordinated debt securities*.............     350,000     350,000
  Long-term debt.......................................   5,559,783   5,562,883
                                                        ----------- -----------
                                                        $11,427,534 $11,460,702
                                                        ----------- -----------
Current Liabilities:
  Notes payable........................................ $   489,846 $   158,150
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease obligations..     327,448     772,831
  Accounts payable.....................................     611,823     490,124
  Accrued interest.....................................     164,872     167,807
  Accrued taxes........................................     299,450     198,556
  Dividends payable....................................     105,957     106,083
  Customer deposits....................................      54,383      55,214
  Accrued plant closing costs..........................     110,376     135,000
  Other................................................     123,265     164,897
                                                        ----------- -----------
                                                        $ 2,287,420 $ 2,248,662
                                                        ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes................................ $ 3,735,093 $ 3,839,607
  Nuclear decommissioning liability for retired plants.   1,214,700   1,301,000
  Accumulated deferred investment tax credits..........     580,601     602,122
  Accrued spent nuclear fuel disposal fee and related
   interest............................................     710,810     692,673
  Obligations under capital leases.....................     417,910     437,950
  Regulatory liabilities...............................     610,113     698,750
  Other................................................   1,192,353   1,176,937
                                                        ----------- -----------
                                                        $ 8,461,580 $ 8,749,039
                                                        ----------- -----------
Commitments and Contingent Liabilities (Note 22)
                                                        $22,176,534 $22,458,403
                                                        =========== ===========

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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       JUNE 30,    DECEMBER 31,
                                                         1998          1997
                                                      -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,235,397 shares and 214,228,077
    shares, respectively............................. $ 2,677,942  $ 2,677,851
  Premium on common stock and other paid-in capital..   2,223,696    2,223,564
  Capital stock and warrant expense..................     (15,789)     (15,805)
  Retained earnings (deficit)........................     (43,295)     (19,172)
                                                      -----------  -----------
                                                      $ 4,842,554  $ 4,866,438
                                                      -----------  -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ................... $   504,957  $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--58,851 shares and 65,912 shares, re-
    spectively.......................................       1,872        2,096
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --           --
                                                      -----------  -----------
                                                      $   506,829  $   507,053
                                                      -----------  -----------
Preference Stock Subject to Mandatory Redemption Re-
 quirements:
  Preference stock, cumulative, without par value--
   Outstanding--1,998,560 shares and 2,058,560
    shares, respectively............................. $   199,056  $   205,016
  Current redemption requirements for preference
   stock included in current liabilities.............     (30,688)     (30,688)
                                                      -----------  -----------
                                                      $   168,368  $   174,328
                                                      -----------  -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely the
 Company's Subordinated Debt Securities.............. $   350,000  $   350,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1998 through 2002--6.00% to 9 3/8%...... $   880,000  $ 1,060,000
    Maturing 2003 through 2012--3.70% to 8 3/8%......   1,440,400    1,440,400
    Maturing 2013 through 2022--5.85% to 9 7/8%......   1,791,000    1,791,000
    Maturing 2023--7 3/4% to 8 3/8%..................     560,000      560,000
                                                      -----------  -----------
                                                      $ 4,671,400  $ 4,851,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................      95,167      100,298
  Pollution control obligations, due 2007 through
   2014--3.45% to 5 7/8%.............................     140,700      142,200
  Other long-term debt...............................     831,345    1,016,889
  Deposit for retirement of long-term debt...........        (995)         --
  Current maturities of long-term debt included in
   current liabilities...............................    (133,320)    (501,445)
  Unamortized net debt discount and premium..........     (44,514)     (46,459)
                                                      -----------  -----------
                                                      $ 5,559,783  $ 5,562,883
                                                      -----------  -----------
                                                      $11,427,534  $11,460,702
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS (DEFICIT)

                          THREE MONTHS ENDED    SIX MONTHS ENDED     TWELVE MONTHS ENDED
                                JUNE 30              JUNE 30               JUNE 30
                          -------------------- -------------------- ----------------------
                            1998       1997      1998       1997       1998        1997
                          --------  ---------- --------  ---------- ----------  ----------
                                             (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period.................  $(47,579) $1,334,714 $(19,172) $1,157,956 $1,258,599  $  892,836
Add--Net income (loss)..   104,453      25,067  176,286     303,042   (900,529)    771,072
                          --------  ---------- --------  ---------- ----------  ----------
                          $ 56,874  $1,359,781 $157,114  $1,460,998 $  358,070  $1,663,908
                          --------  ---------- --------  ---------- ----------  ----------
Deduct--
   Dividends declared
    on--
    Common stock........  $ 85,694  $   85,691 $171,387  $  171,381 $  342,769  $  342,755
    Preferred and
     preference stocks..    14,419      15,463   28,966      30,990     58,135      62,121
   Other capital stock
    transactions--net...        56          28       56          28        461         433
                          --------  ---------- --------  ---------- ----------  ----------
                          $100,169  $  101,182 $200,409  $  202,399 $  401,365  $  405,309
                          --------  ---------- --------  ---------- ----------  ----------
Balance at End of Period
 (Includes $360 million
 of appropriated
 retained earnings at
 June 30, 1998).........  $(43,295) $1,258,599 $(43,295) $1,258,599 $  (43,295) $1,258,599
                          ========  ========== ========  ========== ==========  ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED     SIX MONTHS ENDED      TWELVE MONTHS ENDED
                                JUNE 30               JUNE 30                JUNE 30
                          --------------------  --------------------  -----------------------
                            1998       1997       1998       1997        1998        1997
                          ---------  ---------  ---------  ---------  ----------  -----------
                                              (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income (loss)......  $ 104,453  $  25,067  $ 176,286  $ 303,042   $(900,529) $   771,072
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization........    245,342    256,426    506,061    515,140   1,023,251    1,025,019
   Deferred income taxes
    and investment tax
    credits--net........    (20,160)    10,018      4,340        385    (344,933)      83,038
   Extraordinary loss
    related to write-off
    of certain net
    regulatory assets...        --         --         --         --      810,335          --
   Cumulative effect of
    a change in
    accounting
    principle...........        --         --         --    (196,700)        --      (196,700)
   Loss on nuclear plant
    closure.............        --         --         --         --      885,611          --
   Payments for revenue
    refunds.............    (10,966)       --     (45,470)       --          --           --
   Equity component of
    allowance for funds
    used during
    construction........     (1,960)    (5,706)    (3,544)   (10,786)    (16,529)     (20,797)
   Recovery of
    regulatory assets...        --       3,818        --       7,636       7,636       15,272
   Provisions/(payments)
    for liability for
    separation costs--
    net.................       (389)     1,428      7,036        802      22,219          845
   Net effect on cash
    flows of changes in:
     Receivables........   (213,687)   (12,911)  (149,402)    90,081    (218,289)      21,105
     Coal and fuel oil..    (48,322)    (7,513)   (84,508)   (39,788)    (25,022)     (13,169)
     Materials and
      supplies..........     (2,899)       571     (6,638)       541      34,480       18,347
     Accounts payable
      excluding
      separation costs--
      net...............    138,721    (20,957)   116,763    (59,693)    154,778       (3,032)
     Accrued interest
      and taxes.........     89,692    (27,787)    97,959     33,605      57,889      (76,297)
     Other changes in
      certain current
      assets and
      liabilities.......     34,984     62,415     51,688     98,583     247,016      224,151
   Other--net...........       (480)    47,457     57,686    113,359     122,247      189,050
                          ---------  ---------  ---------  ---------  ----------  -----------
                          $ 314,329  $ 332,326  $ 728,257  $ 856,207  $1,860,160  $ 2,037,904
                          ---------  ---------  ---------  ---------  ----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(249,136) $(216,138) $(420,122) $(425,844) $ (963,904) $  (857,834)
 Nuclear fuel
  expenditures..........    (34,418)   (41,943)   (94,967)   (90,716)   (189,625)    (228,946)
 Sale of generating
  plants................        --         --     177,454        --      238,245          --
 Equity component of
  allowance for funds
  used during
  construction..........      1,960      5,706      3,544     10,786      16,529       20,797
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --     (80,077)   (80,181)   (114,721)    (116,284)
 Other investments and
  special deposits......        (85)    (4,998)      (946)   (29,300)     23,651      (29,304)
                          ---------  ---------  ---------  ---------  ----------  -----------
                          $(281,679) $(257,373) $(415,114) $(615,255) $ (989,825) $(1,211,571)
                          ---------  ---------  ---------  ---------  ----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $     --   $     --   $     --   $ 297,663  $      --   $   297,663
  Company-obligated
   mandatorily
   redeemable preferred
   securities of
   subsidiary trusts
   holding solely the
   Company's
   subordinated debt
   securities...........        --         --         --     150,000         --       150,000
  Capital stock.........         91         39        224        238         274          802
 Retirement and
  redemption of
  securities--
  Long-term debt........     (8,139)   (72,571)  (372,183)  (574,482)   (532,469)    (739,370)
  Capital stock.........     (6,092)    (3,040)    (6,225)    (3,239)    (47,096)     (44,645)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............      3,069      2,102       (995)      (229)       (766)         746
 Premium paid on early
  redemption of long-
  term debt.............        --         --         --      (9,500)        --        (9,500)
 Cash dividends paid on
  capital stock.........   (104,480)  (105,457)  (215,334)  (210,913)   (431,336)    (427,052)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     44,861     36,801     61,426     81,271     130,109      238,273
 Nuclear fuel lease
  principal payments....   (128,823)   (36,305)  (161,009)   (85,855)   (241,566)    (190,627)
 Increase (Decrease) in
  short-term
  borrowings............    110,196    134,000    331,696    135,000     226,096      (70,650)
                          ---------  ---------  ---------  ---------  ----------  -----------
                          $ (89,317) $ (44,431) $(362,400) $(220,046) $ (896,754) $  (794,360)
                          ---------  ---------  ---------  ---------  ----------  -----------
Increase (Decrease) in
 Cash and Temporary Cash
 Investments............  $ (56,667) $  30,522  $ (49,257) $  20,906  $  (26,419) $    31,973
Cash and Temporary Cash
 Investments at
 Beginning of Period....     80,044     19,274     72,634     28,890      49,796       17,823
                          ---------  ---------  ---------  ---------  ----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $  23,377  $  49,796  $  23,377  $  49,796  $   23,377  $    49,796
                          =========  =========  =========  =========  ==========  ===========

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $133 million and $147 million for the three months ended June 30, 1998 and 1997, respectively, $270 million and $299 million for the six months ended June 30, 1998 and 1997, respectively, and $559 million and $604 million for the twelve months ended June 30, 1998 and 1997, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 1998 and 1997 was as follows:

                          THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                                JUNE 30            JUNE 30            JUNE 30
                          ------------------- ----------------- -------------------
                            1998      1997      1998     1997     1998      1997
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).    $95,583   $97,518 $246,120 $255,253  $493,127  $518,027
   Income taxes (net of
    refunds)............  $     506 $  48,503 $    506 $ 55,501 $ 226,373 $ 285,137
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $  45,983 $  39,376 $ 63,979 $ 85,773 $ 136,618  $244,261

  (2) ACCOUNTING EFFECTS RELATED TO THE 1997 ACT. See Unicom's Note 2 of Notes to Financial Statements, except for EPS information.

  (3) CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. See Unicom's Note 3 of Notes to Financial Statements, except for pro forma and EPS information. If the new accounting method had been in effect for the full twelve months ended June 30, 1997, the pro forma unaudited net income would have been $540,138,000, excluding the cumulative effect of a change in accounting principle.

  (4) RATE MATTERS. See Unicom's Note 4 of Notes to Financial Statements.

  (5) CLOSURE AND SALE OF PLANTS. See Unicom's Note 5 of Notes to Financial Statements, except for EPS information.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (6) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At June 30, 1998, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--22,308,560 shares; $1.425 convertible preferred stock-- 58,851 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  See Unicom's Note 2 of Notes to Financial Statements regarding the ICC's order approving ComEd's proposed issuance of up to $3.4 billion of securities and the planned use of the proceeds to refinance debt and equity, as permitted under the 1997 Act.

  (7) COMMON EQUITY. At June 30, 1998, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 60,028
      Conversion of warrants............................................. 25,490
                                                                          ------
                                                                          85,518
                                                                          ======

  Shares of common stock issued for the three months, six months and twelve months ended June 30, 1998 and 1997 were as follows:

                                                SIX MONTHS
                         THREE MONTHS ENDED        ENDED     TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30          JUNE 30
                         --------------------  ------------- --------------------
                           1998       1997      1998   1997    1998       1997
                         ---------  ---------  ------ ------ --------- ----------
Conversion of $1.425
 convertible preferred
 stock..................     2,927      1,272  7,196  7,654      8,803     26,365
Conversion of warrants..        40        131    124    312        174      1,271
                         ---------  ---------  -----  -----  --------- ----------
                             2,967      1,403  7,320  7,966      8,977     27,636
                         =========  =========  =====  =====  ========= ==========

  At June 30, 1998 and December 31, 1997, 76,472 and 76,868 common stock purchase warrants, respectively, were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  ComEd's retained earnings account had a deficit balance of $43 million and $19 million at June 30, 1998 and December 31, 1997, respectively. As of June 30, 1998 and December 31, 1997, $360 million and $384 million, respectively, of retained earnings had been appropriated for future dividend payments.

  See Unicom's Note 2 of Notes to Financial Statements regarding the ICC's order approving ComEd's proposed issuance of up to $3.4 billion of securities and the planned use of the proceeds to refinance debt and equity, as permitted under the 1997 Act.

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

  (13) LINES OF CREDIT. See the first paragraph of Unicom's Note 13 of Notes to Financial Statements.

  (14) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 14 of Notes to Financial Statements.

  (15) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 15 of Notes to Financial Statements.

  (16) PENSION AND POSTRETIREMENT BENEFITS. See Unicom's Note 16 of Notes to Financial Statements.

  (17) SEPARATION PLAN COSTS. See Unicom's Note 17 of Notes to Financial Statements, except for EPS information.

  (18) INCOME TAXES. The components of the net deferred income tax liability at June 30, 1998 and December 31, 1997 were as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           1998         1997
                                                        ----------  ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................  $3,992,741   $4,051,191
 Overheads capitalized................................     119,701      131,509
 Repair allowance.....................................     224,810      231,697
 Regulatory assets recoverable through future rates...     692,077      785,354
Deferred income tax assets:
 Postretirement benefits..............................    (324,322)    (305,220)
 Unamortized investment tax credits...................    (197,991)    (206,112)
 Regulatory liabilities to be settled through future
  rates...............................................    (610,113)    (698,750)
 Nuclear plant closure................................     (65,173)    (194,244)
 Other--net...........................................    (150,397)    (135,311)
                                                        ----------   ----------
Net deferred income tax liability.....................  $3,681,333   $3,660,114
                                                        ==========   ==========

  The $21 million increase in the net deferred income tax liability from December 31, 1997 to June 30, 1998 is comprised of $26 million in deferred income tax expenses reflected in operations and a $5 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities as of June 30, 1998, includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged (credited) to continuing operations for the three months, six months and twelve months ended June 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED   SIX MONTHS ENDED    TWELVE MONTHS ENDED
                               JUNE 30              JUNE 30              JUNE 30
                          -------------------- ------------------  --------------------
                            1998       1997      1998      1997      1998       1997
                          ---------  --------- --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Electric operating in-
 come:
 Current income taxes...  $  81,954  $ 15,967  $144,046  $ 84,717  $ 338,964  $ 282,054
 Deferred income taxes..    (14,029)   18,591   (21,608)   16,918     20,130    116,455
 Investment tax credits
  deferred--net.........     (6,888)   (7,897)  (14,048)  (15,794)   (29,270)   (34,840)
Other (income) and de-
 ductions, primarily de-
 ferred income taxes in
 1997...................     (3,360)   (1,836)  (13,556)   (2,119)  (419,061)    (4,466)
                          ---------  --------  --------  --------  ---------  ---------
Net income taxes charged
 (credited) to continu-
 ing operations.........  $  57,677  $ 24,825  $ 94,834  $ 83,722  $ (89,237) $ 359,203
                          =========  ========  ========  ========  =========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1998 and 1997:

                                                                    TWELVE MONTHS
                         THREE MONTHS ENDED   SIX MONTHS ENDED          ENDED
                              JUNE 30              JUNE 30             JUNE 30
                         -------------------- ------------------  -------------------
                           1998       1997      1998      1997      1998       1997
                         ---------  --------- --------  --------  ---------  --------
Pre-tax book income
 (loss) (thousands).....  $162,130   $49,892  $271,120  $190,064  $(179,431) $933,575
Effective income tax
 rate...................      35.6%     49.8%     35.0%     44.0%      49.7%     38.5%

  The principal differences between net income taxes charged (credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED    SIX MONTHS ENDED   TWELVE MONTHS ENDED
                                JUNE 30             JUNE 30              JUNE 30
                          --------------------  -----------------  --------------------
                            1998       1997      1998      1997      1998       1997
                          ---------  ---------  -------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $  56,745  $   4,092  $94,892  $ 79,402  $ (62,801) $ 339,632
Equity component of
 AFUDC which was
 excluded from taxable
 income.................       (110)    (1,997)    (198)   (3,775)    (4,743)    (7,279)
Amortization of invest-
 ment tax credits, net
 of deferred income
 taxes .................     (4,517)    (7,897) (13,728)  (15,794)   (43,274)   (34,840)
State income taxes, net
 of federal income tax-
 es.....................      7,529      2,804   13,663    14,451      4,242     48,709
Differences between book
 and tax accounting,
 primarily property-re-
 lated deductions.......     (1,970)    27,823      205     9,438     17,339     12,981
                          ---------  ---------  -------  --------  ---------  ---------
Net income taxes charged
 (credited) to continu-
 ing operations.........  $  57,677  $  24,825  $94,834  $ 83,722  $ (89,237) $ 359,203
                          =========  =========  =======  ========  =========  =========

  The effects of an income tax refund related to prior years were recorded in the third quarter of 1996, resulting in a positive impact of $26 million (after-tax).

  (19) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1998 and 1997 were as follows:

                         THREE MONTHS ENDED  SIX MONTHS ENDED  TWELVE MONTHS ENDED
                               JUNE 30            JUNE 30            JUNE 30
                         ------------------- ----------------- -------------------
                           1998      1997      1998     1997     1998      1997
                         --------- --------- -------- -------- --------- ---------
                                          (THOUSANDS OF DOLLARS)
Illinois public utility
 revenue................ $  44,247 $  55,654 $101,928 $107,409 $ 222,869 $ 223,978
Illinois invested capi-
 tal....................       --     25,827      --    52,017    47,486   104,501
Illinois electricity
 distribution tax.......    24,911       --    51,629      --     51,629       --
Municipal utility gross
 receipts...............    38,556    37,967   81,107   79,070   170,131   168,384
Real estate.............    29,229    33,395   64,360   72,562   141,976   148,770
Municipal compensation..    24,214    17,815   44,085   36,925    85,446    78,665
Other--net..............    23,442    17,491   48,456   41,267    81,945    70,139
                         --------- --------- -------- -------- --------- ---------
                         $ 184,599 $ 188,149 $391,565 $389,250 $ 801,482 $ 794,437
                         ========= ========= ======== ======== ========= =========

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--CONCLUDED

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  (20) LEASE OBLIGATIONS. See the first and second paragraphs of Unicom's Note 20 of Notes to Financial Statements.

  Future minimum rental payments at June 30, 1998 for operating leases are estimated to aggregate $321 million, including $21 million in 1998, $40 million in 1999, $37 million in 2000, $31 million in 2001, $27 million in 2002 and $165 million in 2003-2024.

  (21) JOINT PLANT OWNERSHIP. See Unicom's Note 21 of Notes to Financial Statements.

  (22) COMMITMENTS AND CONTINGENT LIABILITIES. See Unicom's Note 22 of Notes to Financial Statements.

  (23) SUBSEQUENT EVENTS. See Unicom's Note 23 of Notes to Financial Statements, expect for Notes issued by UT Holdings.

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

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.


  Since January 1, 1998, civil penalties were imposed on ComEd on three occasions for violations of NRC regulations in amounts aggregating $495,000. To ComEd's knowledge, there is one current enforcement issue outstanding and under review by the NRC.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. ComEd was dismissed as a defendant in both actions. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts against Cotter on eight bellwether plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter included compensatory and punitive damages totaling approximately $3 million (not including prejudgment interest, which has not yet been calculated, and which Cotter anticipates may bring the total award to under $6 million), together with medical monitoring. Cotter intends to appeal the verdict. Although the other 1991 cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1997 or in these Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1998, which could have such an effect.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Unicom's annual meeting of shareholders was held on May 28, 1998. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                         SHARES       SHARES
  NOMINEE                                               VOTED FOR  WITHHELD FROM
  -------                                              ----------- -------------
Edward A. Brennan..................................... 178,533,032   3,196,722
James W. Compton...................................... 178,483,240   3,246,514
Bruce DeMars.......................................... 178,579,587   3,150,167
Sue L. Gin............................................ 178,560,206   3,169,548
Donald P. Jacobs...................................... 178,485,515   3,244,239
Edgar D. Jannotta..................................... 178,607,541   3,122,213
George E. Johnson..................................... 178,416,504   3,313,250
John W. Rowe.......................................... 178,722,784   3,006,970

  Also at the meeting, the appointment by Unicom's Board of Directors of Arthur Andersen LLP as auditors for the year 1998 was approved. A total of 177,725,385 shares voted to approve the appointment, 931,016 shares voted against the appointment and 3,073,353 shares abstained.

  In addition, the authorization of 7,000,000 additional shares for the Unicom Corporation Long-Term Incentive Plan was approved at the meeting. A total of 150,974,277 shares voted to approve the additional shares, 25,995,004 shares voted against approval of the additional shares and 4,760,473 shares abstained.

  Also, the authorization of 500,000 additional shares for the Unicom Corporation ESPP was approved at the meeting. A total of 172,458,246 shares voted to approve the additional shares, 4,772,517 shares voted against approval of the additional shares and 4,498,991 shares abstained.

  ComEd's annual meeting of shareholders was held on May 28, 1998. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                                       SHARES
  NOMINEE                                                             VOTED FOR
  -------                                                            -----------
Edward A. Brennan................................................... 214,226,742
James W. Compton.................................................... 214,226,742
Bruce DeMars........................................................ 214,226,742
Sue L. Gin.......................................................... 214,226,742
Donald P. Jacobs.................................................... 214,226,742
Edgar D. Jannotta................................................... 214,226,742
George E. Johnson................................................... 214,226,742
John W. Rowe........................................................ 214,226,742

  Also at the meeting, the appointment by ComEd's Board of Directors of Arthur Andersen LLP as auditors for the year 1998 was approved. A total of 214,226,742 shares voted to approve the appointment.

  In addition, the authorization of 7,000,000 additional shares for the Unicom Corporation Long-Term Incentive Plan was approved at the meeting. A total of 214,226,742 shares voted to approve the additional shares.

  Also, the authorization of 500,000 additional shares for the Unicom Corporation ESPP was approved at the meeting. A total of 214,226,742 shares voted to approve the additional shares.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------- ------------------------------------------------------------------
      (3)-3  By-Laws of Unicom Corporation, effective January 28, 1994, as amended through May 28, 1998.
      (3)-4  By-Laws of Commonwealth Edison Company, effective September 2,
             1988, as amended through May 28, 1998.
     (12)    Statement computing Commonwealth Edison Company ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
     (23)-1  Consent of independent public accountants applicable to Unicom
             Corporation.
     (23)-2  Consent of independent public accountants applicable to
             Commonwealth Edison Company.
     (27)-1  Financial data schedule of Unicom Corporation.
     (27)-2  Financial data schedule of Commonwealth Edison Company.

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated April 23, 1998 was filed by Unicom and ComEd announcing ComEd's filing with the ICC which seeks approval for ComEd to issue up to $3.4 billion in asset-backed securities, which will be backed by certain revenue streams of ComEd.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of August, 1998. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX

     Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended June 30, 1998:

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
------    ----------------------------------------------------------------------
 (3)-3    By-Laws of Unicom Corporation, effective January 28, 1994, as amended through May 28, 1998.
 (3)-4    By-Laws of Commonwealth Edison Company, effective September 2, 1988, as amended through May 28, 1998.
(12)      Statement computing Commonwealth Edison Company ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
(23)-1    Consent of independent public accountants applicable to Unicom
          Corporation.
(23)-2    Consent of independent public accountants applicable to Commonwealth
          Edison Company.
(27)-1    Financial data schedule of Unicom Corporation.
(27)-2    Financial data schedule of Commonwealth Edison Company.