Form 10-Q
period 1998-09-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1998-11-13
CIK 918040, 22606

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

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

Common Stock outstanding at October 31, 1998:
    Unicom Corporation                           217,173,334 shares
    Commonwealth Edison Company                  214,236,138 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNICOM CORPORATION
                                      AND
                          COMMONWEALTH EDISON COMPANY

                        QUARTERLY REPORTS ON FORM 10-Q
                   TO THE SECURITIES AND EXCHANGE COMMISSION
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1998 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward-looking statements; and reference is made to pages 58-59 for the location and character of such statements.

                                     INDEX

                                                                          PAGE
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Operations for the three months, nine
     months and twelve months ended September 30, 1998 and 1997..........     5
    Consolidated Balance Sheets--September 30, 1998 and December 31,
     1997................................................................   6-7
    Statements of Consolidated Capitalization--September 30, 1998 and
     December 31, 1997...................................................     8
    Statements of Consolidated Retained Earnings (Deficit) for the three months, nine months and twelve months ended September 30, 1998 and
     1997................................................................     9
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1998 and 1997..........    10
    Notes to Financial Statements........................................ 11-38
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 39-59
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    60
    Statements of Consolidated Operations for the three months, nine
     months and twelve months ended September 30, 1998 and 1997..........    61
    Consolidated Balance Sheets--September 30, 1998 and December 31,
     1997................................................................ 62-63
    Statements of Consolidated Capitalization--September 30, 1998 and
     December 31, 1997...................................................    64
    Statements of Consolidated Retained Earnings (Deficit) for the three months, nine months and twelve months ended September 30, 1998 and
     1997................................................................    65
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1998 and 1997..........    66
    Notes to Financial Statements........................................ 67-71
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    72
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings..............................................    73
  Item 6. Exhibits and Reports on Form 8-K...............................    74
SIGNATURES...............................................................    75

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          TERM                                  MEANING
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997
 AFUDC                  Allowance for funds used during construction
 APB                    Accounting Principles Board
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 CFC                    Chlorofluorocarbon
 Clean Air Amendments   Clean Air Act Amendments of 1990
 ComEd                  Commonwealth Edison Company
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 EEI                    Edison Electric Institute
 EPRI                   Electric Power Research Institute
 EPS                    Earnings (Loss) per Common Share
 ESPP                   Employee Stock Purchase Plan
 FAC                    Fuel adjustment clause
 FASB                   Financial Accounting Standards Board
 FERC                   Federal Energy Regulatory Commission
 FERC Order             FERC Open Access Order No. 888 issued in April 1996
 GAAP                   Generally Accepted Accounting Principles
 ICC                    Illinois Commerce Commission
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 ISO                    Independent System Operator
 MGP                    Manufactured gas plant
 NEIL                   Nuclear Electric Insurance Limited
 NERC                   North American Electric Reliability Council
 NML                    Nuclear Mutual Limited
 NPL                    National Priorities List
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 SEC                    Securities and Exchange Commission
 SFAS                   Statement of Financial Accounting Standards
 S&P                    Standard & Poor's
 Trusts                 ComEd Financing I and ComEd Financing II, ComEd
                         subsidiaries
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom Enterprises
                         subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 Unicom Thermal         Unicom Thermal Technologies Inc., a UT Holdings
                         subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom Enterprises subsidiary

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of September 30, 1998 and December 31, 1997, and the related statements of consolidated operations, retained earnings (deficit) and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of September 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 3, effective January 1, 1997, the Company changed its method of accounting for revenue recognition.



                                            Arthur Andersen LLP
Chicago, Illinois
November 10, 1998

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, nine months and twelve months ended September 30, 1998 and 1997 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                                           THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                                              SEPTEMBER 30            SEPTEMBER 30             SEPTEMBER 30
                                          ----------------------  ----------------------  -----------------------
                                             1998        1997        1998        1997        1998         1997
                                          ----------  ----------  ----------  ----------  -----------  ----------
                                                          (THOUSANDS EXCEPT PER SHARE DATA)
Operating Revenues......................  $2,095,699  $2,071,074  $5,587,080  $5,428,413  $ 7,242,698  $7,065,805
                                          ----------  ----------  ----------  ----------  -----------  ----------
Operating Expenses and Taxes:
 Fuel...................................  $  349,411  $  354,584  $  831,710  $  972,374  $ 1,098,773  $1,262,710
 Purchased power........................     193,637      95,762     693,726     279,402      814,380     311,952
 Operation and maintenance..............     568,344     576,483   1,693,912   1,789,089    2,344,471   2,364,527
 Depreciation and amortization..........     232,461     250,892     713,944     755,159      963,524     999,140
 Taxes (except income)..................     179,385     224,949     571,873     615,129      757,692     798,958
 Income taxes...........................     184,368     188,727     296,854     285,227      328,633     365,787
 Investment tax credits deferred--net...      (6,889)     (7,570)    (20,937)    (23,364)     (28,588)    (30,399)
                                          ----------  ----------  ----------  ----------  -----------  ----------
                                          $1,700,717  $1,683,827  $4,781,082  $4,673,016  $ 6,278,885  $6,072,675
                                          ----------  ----------  ----------  ----------  -----------  ----------
Operating Income........................  $  394,982  $  387,247  $  805,998  $  755,397  $   963,813  $  993,130
                                          ----------  ----------  ----------  ----------  -----------  ----------
Other Income and (Deductions):
 Interest on long-term debt, net of
  interest capitalized..................  $ (111,535) $ (120,136) $ (334,929) $ (368,056) $  (454,260) $ (494,321)
 Interest on notes payable..............      (6,170)     (3,254)    (15,186)     (8,503)     (15,817)     (9,459)
 Allowance for funds used during
  construction..........................       4,467      10,643      12,325      30,433       24,217      39,106
 Income taxes applicable to nonoperating
  activities............................      (1,748)      1,996       4,450       4,414       11,265      11,761
 Provisions for dividends--
  Preferred and preference stocks of
   ComEd................................     (14,053)    (14,902)    (43,062)    (45,914)     (57,635)    (61,467)
  ComEd-obligated mandatorily redeemable
   preferred securities of subsidiary
   trusts holding solely ComEd's
   subordinated debt securities.........      (7,428)     (7,357)    (22,283)    (21,433)     (29,710)    (25,673)
 Loss on nuclear plant closure..........         --          --          --          --      (885,611)        --
 Income tax effects of nuclear plant
  closure...............................         --          --          --          --       362,952         --
 Miscellaneous--net.....................       6,307     (13,941)     (8,318)    (34,827)     (70,945)    (47,691)
                                          ----------  ----------  ----------  ----------  -----------  ----------
                                          $ (130,160) $ (146,951) $ (407,003) $ (443,886) $(1,115,544) $ (587,744)
                                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss) before Extraordinary
 Item and Cumulative Effect of Change in
 Accounting Principle...................  $  264,822  $  240,296  $  398,995  $  311,511  $  (151,731) $  405,386
Extraordinary Loss, less Applicable
 Income Taxes...........................         --          --          --          --      (810,335)        --
Cumulative Effect of Change in
 Accounting Principle...................         --          --          --      196,700          --      196,700
                                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss).......................  $  264,822  $  240,296  $  398,995  $  508,211  $  (962,066) $  602,086
                                          ==========  ==========  ==========  ==========  ===========  ==========
Earnings (loss) per common share before
 extraordinary item and cumulative
 effect of change in accounting
 principle--
 Basic..................................  $     1.22  $     1.11  $     1.84  $     1.44  $     (0.69) $     1.88
 Diluted................................  $     1.22  $     1.11  $     1.83  $     1.44  $     (0.69) $     1.87
Extraordinary loss, less applicable
 income taxes (basic and diluted).......  $      --   $      --   $      --   $      --   $     (3.75) $      --
Cumulative effect of change in
 accounting principle (basic and
 diluted) ..............................  $      --   $      --   $      --   $     0.91  $       --   $     0.91
Earnings (loss) per common share--
 Basic..................................  $     1.22  $     1.11  $     1.84  $     2.35  $     (4.44) $     2.79
 Diluted................................  $     1.22  $     1.11  $     1.83  $     2.35  $     (4.44) $     2.78
Cash Dividends Declared per Common
 Share..................................  $     0.40  $     0.40  $     1.20  $     1.20  $      1.60  $     1.60

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER
                                                          30,      DECEMBER 31,
                       ASSETS                            1998          1997
                       ------                         -----------  ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $997 million and
   $1,131 million, respectively)..................... $27,622,915  $27,519,365
  Less--Accumulated provision for depreciation.......  14,977,452   11,645,985
                                                      -----------  -----------
                                                      $12,645,463  $15,873,380
  Nuclear fuel, at amortized cost....................     890,235      906,043
                                                      -----------  -----------
                                                      $13,535,698  $16,779,423
                                                      -----------  -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 2,026,648  $ 1,855,697
  Subsidiary companies...............................      41,365       41,830
  Other, at cost.....................................     247,404      216,243
                                                      -----------  -----------
                                                      $ 2,315,417  $ 2,113,770
                                                      -----------  -----------
Current Assets:
  Cash............................................... $    42,574  $    18,519
  Temporary cash investments.........................      85,489      102,702
  Special deposits...................................       1,245          271
  Receivables--
    Customers........................................   1,378,381      873,418
    Other............................................      66,014      132,449
    Provisions for uncollectible accounts............     (20,792)     (17,544)
  Coal and fuel oil, at average cost.................     152,324      120,664
  Materials and supplies, at average cost............     250,492      255,338
  Deferred income taxes related to current assets and
   liabilities.......................................      46,592      179,553
  Prepayments and other..............................     150,990      126,088
                                                      -----------  -----------
                                                      $ 2,153,309  $ 1,791,458
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 4,473,473  $ 1,685,235
  Coal reserves......................................     113,032      194,769
  Other..............................................      97,561      135,095
                                                      -----------  -----------
                                                      $ 4,684,066  $ 2,015,099
                                                      -----------  -----------
                                                      $22,688,490  $22,699,750
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        SEPTEMBER
                                                           30,     DECEMBER 31,
            CAPITALIZATION AND LIABILITIES                1998         1997
            ------------------------------             ----------- ------------
                                                        (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,067,359 $ 4,918,687
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........     506,808     507,053
    Subject to mandatory redemption requirements......     157,118     174,328
  ComEd-obligated mandatorily redeemable preferred
   securities of
   subsidiary trusts holding solely ComEd's
   subordinated debt securities*......................     350,000     350,000
  Long-term debt......................................   6,014,714   5,737,348
                                                       ----------- -----------
                                                       $12,095,999 $11,687,416
                                                       ----------- -----------
Current Liabilities:
  Notes payable ...................................... $   408,646 $   158,150
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     281,184     775,296
  Accounts payable....................................     476,612     505,444
  Accrued interest....................................     150,998     169,559
  Accrued taxes.......................................     377,991     175,758
  Dividends payable...................................     103,369     107,001
  Customer deposits...................................      56,266      55,214
  Accrued plant closing costs.........................      96,134     135,000
  Other...............................................     129,136     165,177
                                                       ----------- -----------
                                                       $ 2,080,336 $ 2,246,599
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 3,736,723 $ 3,850,308
  Nuclear decommissioning liability for retired
   plants.............................................   1,226,700   1,301,000
  Accumulated deferred investment tax credits.........     573,713     602,122
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     719,902     692,673
  Obligations under capital leases of subsidiary
   companies..........................................     401,288     437,950
  Regulatory liabilities..............................     622,758     698,750
  Other...............................................   1,231,071   1,182,932
                                                       ----------- -----------
                                                       $ 8,512,155 $ 8,765,735
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 22)
                                                       $22,688,490 $22,699,750
                                                       =========== ===========

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION


                                                     SEPTEMBER 30,  DECEMBER
                                                         1998       31, 1997
                                                     ------------  -----------
                                                      (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--217,101,062 shares and 216,659,480
    shares, respectively (excludes $7 million as of
    September 30, 1998 and December 31, 1997 held by
    trustee for Unicom Stock Bonus Deferral Plan).... $ 4,953,467  $ 4,943,211
  Preference stock expense of ComEd..................      (3,217)      (3,340)
  Retained earnings (deficit)........................     117,109      (21,184)
                                                      -----------  -----------
                                                      $ 5,067,359  $ 4,918,687
                                                      -----------  -----------
Preferred and Preference Stocks of ComEd:
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--13,499,549 shares.................. $   504,957  $   504,957
    $1.425 convertible preferred stock, cumulative,
     without par value--Outstanding--58,211 shares
     and 65,912 shares, respectively.................       1,851        2,096
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding...........................         --           --
                                                      -----------  -----------
                                                      $   506,808  $   507,053
                                                      -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--1,756,060 shares and 2,058,560
      shares, respectively........................... $   174,919  $   205,016
    Current redemption requirements for preference
     stock included
     in current liabilities..........................     (17,801)     (30,688)
                                                      -----------  -----------
                                                      $   157,118  $   174,328
                                                      -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely
 ComEd's Subordinated Debt Securities................ $   350,000  $   350,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1998 through 2002--6.00% to 9 3/8%...... $   830,000  $ 1,060,000
    Maturing 2003 through 2012--3.70% to 8 3/8%......   1,440,400    1,440,400
    Maturing 2013 through 2022--5.85% to 9 7/8%......   1,791,000    1,791,000
    Maturing 2023--7 3/4% to 8 3/8%..................     560,000      560,000
                                                      -----------  -----------
                                                      $ 4,621,400  $ 4,851,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................      94,159      100,298
  Pollution control obligations, due 2007 through
   2014--3.60% to 5 7/8%.............................     140,700      142,200
  Other long-term debt...............................   1,290,811    1,193,818
  Current maturities of long-term debt included in
   current liabilities...............................     (85,879)    (503,909)
  Unamortized net debt discount and premium..........     (46,477)     (46,459)
                                                      -----------  -----------
                                                      $ 6,014,714  $ 5,737,348
                                                      -----------  -----------
                                                      $12,095,999  $11,687,416
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS (DEFICIT)

                              THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                 SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                              -------------------- -------------------- ----------------------
                                1998       1997      1998       1997       1998        1997
                              --------  ---------- --------  ---------- ----------  ----------
                                                 (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period...................... $(60,832) $1,272,858 $(21,184) $1,177,997 $1,426,479  $1,170,436
Add--Net income (loss).......  264,822     240,296  398,995     508,211   (962,066)    602,086
                              --------  ---------- --------  ---------- ----------  ----------
                              $203,990  $1,513,154 $377,811  $1,686,208 $  464,413  $1,772,522
                              --------  ---------- --------  ---------- ----------  ----------
Deduct--
   Cash dividends declared on
    common stock............. $ 86,842  $   86,567 $260,355  $  259,615 $  346,965  $  345,936
   Other capital stock trans-
    actions--net.............       39         108      347         114        339         107
                              --------  ---------- --------  ---------- ----------  ----------
                              $ 86,881  $   86,675 $260,702  $  259,729 $  347,304  $  346,043
                              --------  ---------- --------  ---------- ----------  ----------
Balance at End of Period
 (includes $470 million of
 appropriated retained
 earnings at September 30,
 1998)....................... $117,109  $1,426,479 $117,109  $1,426,479 $  117,109  $1,426,479
                              ========  ========== ========  ========== ==========  ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED     NINE MONTHS ENDED      TWELVE MONTHS ENDED
                             SEPTEMBER 30           SEPTEMBER 30            SEPTEMBER 30
                          --------------------  ---------------------  -----------------------
                            1998       1997       1998        1997        1998        1997
                          ---------  ---------  ---------  ----------  ----------  -----------
                                              (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income (loss)......  $ 264,822  $ 240,296  $ 398,995  $  508,211  $ (962,066) $   602,086
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization........    246,815    264,059    755,593     788,381   1,018,754    1,041,989
   Deferred income taxes
    and investment tax
    credits--net........    (10,773)    (5,069)    (4,647)     (1,178)   (348,512)      13,981
   Extraordinary loss
    related to write-off
    of certain net
    regulatory assets...        --         --         --          --      810,335          --
   Cumulative effect of
    change in accounting
    principle...........        --         --         --     (196,700)        --      (196,700)
   Loss on nuclear plant
    closure.............        --         --         --          --      885,611          --
   Payments for revenue
    refunds.............        --         --     (45,470)        --          --           --
   Equity component of
    allowance for funds
    used during
    construction........     (1,814)    (5,772)    (5,358)    (16,558)    (12,570)     (21,614)
   Provisions/(payments)
    for liability for
    separation costs--
    net.................     (9,853)    24,146     (2,817)     24,948     (11,779)      23,919
   Net effect on cash
    flows of changes in:
     Receivables........   (292,026)     8,555   (435,280)     98,536    (509,733)     101,350
     Coal and fuel oil..     52,848     35,704    (31,660)     (4,084)     (7,878)       5,521
     Materials and
      supplies..........     13,452       (319)     1,559         222      42,996        6,303
     Accounts payable
      excluding
      separation costs--
      net...............   (124,957)   (42,163)   (23,915)    (86,923)     67,779       47,712
     Accrued interest
      and taxes.........    100,645    100,780    183,672     123,760      42,009       17,890
     Other changes in
      certain current
      assets and
      liabilities.......     29,731     92,201     83,382     192,450     188,004      237,557
   Other--net...........     31,410     10,596     76,249     139,635     104,423      172,214
                          ---------  ---------  ---------  ----------  ----------  -----------
                          $ 300,300  $ 723,014  $ 950,303  $1,570,700  $1,307,373  $ 2,052,208
                          ---------  ---------  ---------  ----------  ----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(202,930) $(233,612) $(635,668) $ (695,861) $ (983,117) $  (942,695)
 Nuclear fuel
  expenditures..........    (28,616)   (66,555)  (123,583)   (157,271)   (151,686)    (212,203)
 Sale of generating
  plants................        --         --     177,454         --      238,245          --
 Equity component of
  allowance for funds
  used during
  construction..........      1,814      5,772      5,358      16,558      12,570       21,614
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --     (80,077)    (80,181)   (114,721)    (116,284)
 Other investments and
  special deposits......     (6,001)       688    (10,863)    (34,193)     10,083      (31,891)
                          ---------  ---------  ---------  ----------  ----------  -----------
                          $(235,733) $(293,707) $(667,379) $ (950,948) $ (988,626) $(1,281,459)
                          ---------  ---------  ---------  ----------  ----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
   Long-term debt.......  $ 347,068  $  40,000  $ 382,068  $  357,663  $  387,068  $   367,663
   ComEd-obligated
    mandatorily
    redeemable preferred
    securities of
    subsidiary trusts
    holding solely
    ComEd's subordinated
    debt securities.....        --         --         --      150,000         --       150,000
   Capital stock........      4,141        127     10,908       9,440      17,246       17,191
 Retirement and
  redemption of
  securities--
   Long-term debt.......   (151,008)  (100,283)  (525,656)   (676,736)   (585,660)    (777,522)
   Capital stock........    (24,270)   (37,300)   (30,495)    (40,539)    (34,066)     (44,141)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............        995        229        --          --          --           --
 Premium paid on early
  redemption of long-
  term debt.............        --         --         --       (9,500)        --        (9,500)
 Cash dividends paid on
  common stock..........    (86,763)   (86,565)  (260,111)   (259,370)   (346,678)    (345,631)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     39,612     22,953    101,038     104,224     146,768      170,925
 Nuclear fuel lease
  principal payments....    (43,321)   (38,206)  (204,330)   (124,061)   (246,681)    (177,109)
 Increase/(decrease) in
  short-term
  borrowings............    (81,200)  (221,000)   250,496     (86,000)    365,896     (120,800)
                          ---------  ---------  ---------  ----------  ----------  -----------
                          $   5,254  $(420,045) $(276,082) $ (574,879) $ (296,107) $  (768,924)
                          ---------  ---------  ---------  ----------  ----------  -----------
Increase in Cash and
 Temporary Cash
 Investments............  $  69,821  $   9,262  $   6,842  $   44,873  $   22,640  $     1,825
Cash and Temporary Cash
 Investments at
 Beginning of Period....     58,242     96,161    121,221      60,550     105,423      103,598
                          ---------  ---------  ---------  ----------  ----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $ 128,063  $ 105,423  $ 128,063  $  105,423  $  128,063  $   105,423
                          =========  =========  =========  ==========  ==========  ===========

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

  ComEd's investment in generation-related net utility plant, including construction work in progress and nuclear fuel and excluding the decommissioning costs included in the accumulated provision for depreciation, not subject to cost-based rate regulation, was $9.2 billion and $12.4 billion at September 30, 1998 and December 31, 1997, respectively. See Note 2 regarding the plant impairment recorded by ComEd in the second quarter of 1998.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  REGULATORY ASSETS AND LIABILITIES. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at September 30, 1998 and December 31, 1997 were as follows:

                                                     SEPTEMBER 30, DECEMBER 31,
                                                         1998          1997
                                                     ------------- ------------
                                                       (THOUSANDS OF DOLLARS)
Regulatory assets:
  Impaired production plant (1).....................  $2,987,647    $      --
  Deferred income taxes (2).........................     702,824       785,354
  Nuclear decommissioning costs--Dresden Unit 1 (3).     264,532       268,369
  Nuclear decommissioning costs--Zion Units 1 and 2
   (4)..............................................     470,488       579,777
  Unamortized loss on reacquired debt (5)...........      47,982        51,735
                                                      ----------    ----------
                                                      $4,473,473    $1,685,235
                                                      ==========    ==========
Regulatory liabilities:
  Deferred income taxes (2).........................  $  622,758    $  698,750
                                                      ==========    ==========

--------
(1) Amortized over a transition period which is expected to end by 2006, but may be extended to 2008 with ICC approval. See Note 2 for additional information.
(2) Recorded in compliance with SFAS No. 109, Accounting For Income Taxes, for non-generation related timing differences.
(3) Amortized over the period 1998 to 2011. See "Depreciation, Amortization of Regulatory Assets and Decommissioning" below for additional information.
(4) Amortized over the period 1998 to 2013. See "Depreciation, Amortization of Regulatory Assets and Decommissioning" below for additional information.
(5) Amortized over the remaining lives of the non-generation related long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

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

  NUCLEAR FUEL. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through base rates. See Note 14 for additional information concerning the disposal of spent nuclear fuel, one-time fee and interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $92 million and $87 million for the three months ended September 30, 1998 and 1997, respectively, $233 million and $230 million for the nine months ended September 30, 1998 and 1997, respectively, and $301 million and $315 million for the twelve months ended September 30, 1998 and 1997, respectively.

  The balance of nuclear fuel, at amortized cost, on the Consolidated Balance Sheets includes amounts to be recovered for assessments by the DOE to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. As of September 30, 1998 and December 31, 1997, an asset related to the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES assessments of $144 million and $156 million, respectively, was recorded. As of September 30, 1998 and December 31, 1997, a corresponding liability of $144 million was recorded, of which $16 million was included in other current liabilities on the Consolidated Balance Sheets for each period.

  COAL RESERVES. At September 30, 1998 and December 31, 1997, ComEd had coal reserves of $221 million and $282 million, respectively. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. ComEd expects to recover from its customers the costs of the coal reserves, as coal is used for the generation of electricity, through base rates. Such fuel costs expected to be recovered within one year amounting to $108 million and $87 million at September 30, 1998 and December 31, 1997, respectively, have been included in current assets as prepayments and other on the Consolidated Balance Sheets. ComEd expects to recover fully the costs of the coal reserves before the year 2001. See Note 22 for additional information regarding ComEd's coal commitments.

  CUSTOMER RECEIVABLES AND REVENUES. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of September 30, 1998. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately one-third of its ultimate consumer revenues in the twelve months ended September 30, 1998. ComEd had 3.4 million electric customers at September 30, 1998. See Notes 4 and 19 for additional information.

  DEPRECIATION, AMORTIZATION OF REGULATORY ASSETS AND DECOMMISSIONING. Depreciation, decommissioning and amortization of regulatory assets for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                          ------------------- ----------------- -------------------
                            1998      1997      1998     1997     1998      1997
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Depreciation expense....  $ 178,788 $ 219,918 $612,161 $662,239 $ 830,767 $ 875,247
Decommissioning expense.     20,955    27,156   69,065   81,466    96,221   108,621
Amortization of
 regulatory assets......     32,718     3,818   32,718   11,454    36,536    15,272
                          --------- --------- -------- -------- --------- ---------
                          $ 232,461 $ 250,892 $713,944 $755,159 $ 963,524 $ 999,140
                          ========= ========= ======== ======== ========= =========

  ComEd's depreciation is provided on the straight-line basis by amortizing the cost of depreciable plant and equipment over estimated service lives for each class of plant. Provisions for depreciation, including nuclear plant, were at average annual rates of 2.74%, 3.12% and 3.18% for the three months, nine months and twelve months ended September 30, 1998, respectively, of average depreciable utility plant and equipment. Provisions for depreciation, including nuclear plant, were at average annual rates of 3.35% for the three months and nine months ended September 30, 1997 and 3.33% for the twelve months ended September 30, 1997 of average depreciable utility plant and equipment. The decrease for the recent periods ended September 30, 1998 in the average depreciation rates relates primarily to a reduction in nuclear depreciation rates due to the partial impairment of production plant, which was recorded as a component of accumulated depreciation, partially offset by shortened depreciable lives for certain nuclear stations. The annual rate for nuclear plant and equipment, excluding separately collected decommissioning costs and depreciation

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES related to the replacement of the steam generators, was 2.88% for periods ending prior to July 1, 1998. The nuclear depreciation rate applied to gross depreciable nuclear plant, beginning July 1, 1998, is 2.16% reflecting the partial impairment of production plant and shortened depreciable lives for certain nuclear stations. See Note 2 for additional information on the partial impairment of production plant.

  The regulatory asset for impaired production plant is being amortized as it is recovered through regulated cash flows over a transition period which is expected to end by 2006, but may be extended to 2008 with ICC approval. Recovery of the regulatory asset will be realized through future regulatory revenues, including CTC revenues, and potential gains on generation asset sales, and will vary from year to year.

  Nuclear plant decommissioning costs generally are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations--Decommissioning," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry's method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each generating station currently operating. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's ten operating units have remaining current NRC license lives ranging from 7 to 29 years. ComEd's Zion Station and its first nuclear unit, Dresden Unit 1, are retired and are expected to be dismantled beginning in the years 2014 and 2012, respectively, which is consistent with the regulatory treatment for the related decommissioning costs.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  In February 1998, the ICC authorized a reduction in the annual decommissioning cost accrual from $109 million to $84 million. The reduction primarily reflects stronger than expected after-tax returns on the external trust funds in 1996 and lower than expected escalation in low-level waste disposal costs, partially offset by the higher current-year cost estimates, including a contingency allowance.

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

  For the ten operating nuclear units, decommissioning cost accruals are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Operations and the Consolidated Balance Sheets, respectively, as such costs are recovered through rates. As of September 30, 1998, the total decommissioning costs included in the accumulated provision for depreciation were $1,691 million.

  For ComEd's retired nuclear units, the total estimated liability for nuclear decommissioning in current-year (1998) dollars is recorded as a liability. The unrecovered portion of the liability was also recorded as a regulatory asset. The nuclear decommissioning liability for retired plants as of September 30, 1998 was as follows:

                                                               ZION
                                                    DRESDEN   UNITS
                                                     UNIT 1  1 AND 2    TOTAL
                                                    -------- -------- ----------
                                                       (THOUSANDS OF DOLLARS)
Amounts recovered through rates and investment
 fund earnings....................................  $111,668 $380,012 $  491,680
Unrecovered portion of the liability..............   264,532  470,488    735,020
                                                    -------- -------- ----------
 Nuclear decommissioning liability for retired
  plants..........................................  $376,200 $850,500 $1,226,700
                                                    ======== ======== ==========

  The total estimated liability related to Zion Units 1 and 2, and the unrecovered portion of that liability, decreased from December 31, 1997 to September 30, 1998 due to the exclusion of estimated dry cask storage costs.

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts. Consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. The fair value of funds accumulated in the external trusts at September 30, 1998 was $2,027 million, which includes pre-tax unrealized appreciation of $431 million. The earnings on the external trusts for operating plants accumulate in the fund balance and accumulated provision for depreciation. Nuclear decommissioning funding as of September 30, 1998 was as follows:

                                                          (THOUSANDS OF DOLLARS)
Amounts recovered through rates and investment fund
 earnings for operating plants (included in the accumu-
 lated provision for depreciation)......................        $1,690,842
Amounts recovered through rates and investment fund
 earnings for retired plants............................           491,680
Less past accruals not yet contributed to the trusts....          (155,874)
                                                                ----------
 Fair value of external trust funds.....................        $2,026,648
                                                                ==========

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

  AFUDC AND INTEREST CAPITALIZED. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program for the non-generation portion of its business. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 8.18% and 9.22% for the three months ended September 30, 1998 and 1997, respectively, 8.41% and 9.24% for the nine months ended September 30, 1998 and 1997, respectively, and 8.76% and 9.33% for the twelve months ended September 30, 1998 and 1997, respectively. ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business. As a result, beginning in 1998, ComEd is capitalizing interest costs on its generation-related construction work in progress and nuclear fuel in process. Interest costs capitalized were $6 million for the three months and $14 million for the nine months and twelve months ended September 30, 1998. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  INTEREST. Total interest costs incurred on debt, leases and other obligations were $135 million and $150 million for the three months ended September 30, 1998 and 1997, respectively, $412 million and $453 million for the nine months ended September 30, 1998 and 1997, respectively, and $557 million and $605 million for the twelve months ended September 30, 1998 and 1997, respectively.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  AVERAGE COMMON SHARES OUTSTANDING. The number of average outstanding common shares used to compute basic and diluted EPS for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                          ------------------- ----------------- -------------------
                            1998      1997      1998     1997     1998      1997
                          --------- --------- -------- -------- --------- ---------
                                            (THOUSANDS OF SHARES)
Average Number of Common
 Shares Outstanding:
 Average Number of Com-
  mon Shares--Basic.....    217,024   216,409  216,876  216,277   216,779   216,144
 Potentially Dilutive
  Common Shares--Trea-
  sury Method:
  Stock Options.........        647       --       583      --        529       --
  Other Convertible Se-
   curities.............         90        98       90       98        90        98
                          --------- --------- -------- -------- --------- ---------
 Average Number of Com-
  mon Shares--Diluted...    217,761   216,507  217,549  216,375   217,398   216,242
                          ========= ========= ======== ======== ========= =========

  ENERGY RISK MANAGEMENT CONTRACTS. In the normal course of business, ComEd utilizes contracts for the forward sale and purchase of energy to manage effectively the utilization of its available generating capability. ComEd also utilizes put and call option contracts and energy swap arrangements to limit the market price risk associated with the forward commodity contracts. As ComEd does not currently utilize financial or commodity instruments for trading or speculative purposes, any gains or losses on forward commodity contracts are recognized when the underlying transactions affect earnings. Revenues and expenses associated with market price risk management contracts are amortized over the terms of such contracts.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item on the Statements of Consolidated Operations, and requires Unicom and ComEd to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. SFAS No. 133 may be implemented prior to June 15, 1999, but such implementation cannot be applied retroactively. SFAS No. 133 must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

  Unicom and ComEd have not yet quantified the effects of adopting SFAS No. 133 on their financial statements and have not determined the timing or method of their adoption of SFAS No. 133. However, adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

  RECLASSIFICATIONS. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on results of operations. See Note 3 for information regarding the restatement of 1997 interim financial statements for a change in accounting principle.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  STATEMENTS OF CONSOLIDATED CASH FLOWS. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1998 and 1997 was as follows:

                          THREE MONTHS ENDED   NINE  MONTHS ENDED  TWELVE  MONTHS ENDED
                              SEPTEMBER 30        SEPTEMBER 30         SEPTEMBER 30
                          -------------------- ------------------- ---------------------
                            1998       1997      1998      1997       1998       1997
                          --------- ---------- --------- --------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).    $98,722 $  153,487 $ 352,057 $ 413,080 $  451,027 $  524,649
   Income taxes (net of
    refunds)............  $  23,040 $   27,183 $  23,546 $  82,684 $  206,663 $  260,230
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred by
  subsidiary companies..  $  40,954 $   24,760 $ 104,933 $ 110,533 $  152,812 $  178,161

  (2) ACCOUNTING EFFECTS RELATED TO THE 1997 ACT. On December 16, 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. Major provisions of the 1997 Act applicable to ComEd include a 15% residential base rate reduction which became effective August 1, 1998, an additional 5% residential base rate reduction commencing on May 1, 2002, and gradual customer access to other electric suppliers. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. ComEd expects that the 15% residential base rate reduction will reduce ComEd's operating revenues by approximately $170 million and $390 million in 1998 and 1999, respectively, compared to 1997 rate levels. Operating revenues were reduced by approximately $80 million for the third quarter of 1998 due to the rate reduction. ComEd is engaged in certain pricing experiments contemplated by the 1997 Act, which are expected to reduce ComEd's operating revenues by approximately $30 million and $55 million in 1998 and 1999, respectively, compared to 1997 rate levels; however, such reductions are expected to be offset by the effects of customer growth.

  The 1997 Act also provides for the collection of a CTC from customers who choose another electric service provider during a transition period that extends through 2006, and can be extended through 2008 with ICC approval. The CTC will be established in accordance with a formula defined in the 1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings.

  Notwithstanding these rate reductions, and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Under the 1997 Act, utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select an alternative energy supplier can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. The 1997 Act also requires utilities to establish or join an ISO that will independently manage and control utility transmission systems. Additionally, the 1997 Act includes the leveling of certain regulatory requirements to permit operational flexibility, the leveling of certain regulatory and tax provisions as applied to various electric suppliers and a new, more stringent, liability standard applicable to ComEd in the event of a major outage.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a special purpose financing entity. The proceeds from such securities issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period which commenced on August 1, 1998. On July 21, 1998, the ICC issued an order under the 1997 Act approving the issuance of up to $3.4 billion of such securities. ComEd anticipates the issuance will occur sometime in the fourth quarter of 1998, subject to market conditions. ComEd plans to use the proceeds of such securities issuance to refinance its debt and equity, including using between $750 million and $1.14 billion to repurchase shares of ComEd common stock held by Unicom. Unicom in turn will use the funds it receives from ComEd's share repurchase to repurchase publicly held shares of Unicom's common stock. At current market prices, this repurchase would involve 9 to 14 percent of Unicom's outstanding common stock. The Boards of Directors of Unicom and ComEd have each approved the repurchase of up to 33 million shares of common stock. ComEd plans to use the remaining proceeds from the issuance of such securities, net of transaction costs, to redeem preference stock and debt. On October 27, 1998, Unicom announced that up to $200 million in funds obtained from operations or other sources may be used to repurchase shares of common stock before or after the receipt of proceeds from such securities issuances. The proceeds from such securities issuances are expected to be the ultimate source of funding for the common stock repurchases.

  As a result of the 1997 Act, prices for the supply of electric energy are expected to change from cost-based, regulated rates to rates determined by competitive market forces. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and potential asset dispositions.

  Because the 1997 Act is expected ultimately to lead to market-based pricing of electric generation services, ComEd discontinued SFAS No. 71 regulatory accounting practices for the generation portion of its business in December 1997. ComEd evaluated the regulatory assets and liabilities related to the generation portion of its business and determined that it was not probable that such costs would be recovered through the cash flows from the regulated portion of its business. Accordingly, the generation-related regulatory assets and liabilities were written off in the fourth quarter of 1997, resulting in an extraordinary charge of $810 million (after-tax), or $3.75 per common share (basic). These write-offs related principally to previously incurred costs originally expected to be collected through future revenues, including income tax benefits previously flowed through to customers, deferred carrying charges on the Byron Unit 2 and Braidwood Units 1 and 2 nuclear generating plants, generation-related unamortized loss on reacquired debt and other miscellaneous

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES generation-related costs. The regulatory asset for the unrecovered nuclear decommissioning costs of currently retired nuclear plants was not written off, as the 1997 Act provides for the ongoing recovery of decommissioning costs through regulated rates. See "Regulatory Assets and Liabilities" and "Depreciation, Amortization of Regulatory Assets and Decommissioning" in Note 1 for additional information.

  Pursuant to an option contained in the 1997 Act, ComEd filed a tariff on December 16, 1997 to eliminate its FAC as of January 1, 1997. Under ComEd's regulated rates, the FAC provided for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs, as compared to the fuel and purchased energy costs included in ComEd's base rates. Elimination of the FAC required ComEd to refund to customers the net FAC charges billed during the calendar year 1997 of $25 million (after-tax), or $0.12 per common share (basic). These costs, as well as deferred underrecovered energy costs of $19 million (after-tax), or $0.08 per common share (basic), which ComEd would have been entitled to recover if the FAC had remained in effect, were recorded as a charge to operating results in the fourth quarter of 1997.

  Additionally, elimination of the FAC and a transition to market-based pricing for generation-related costs required ComEd to write down its investment in uranium-related properties. Projections of the market price for uranium indicate that the expected incremental costs of mining and milling uranium at such properties would exceed the expected market price for uranium. Such costs are not expected to be recoverable in a competitive market. A write down of ComEd's investment in uranium-related properties to realizable value resulted in a charge of $60 million (after-tax), or $0.28 per common share (basic), in December 1997.

  The staff of the SEC issued interpretive guidance in the second quarter of 1998 regarding the application of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, when a regulated enterprise such as an electric utility discontinues regulatory accounting practices for separable portions of its operations and assets. Under SFAS No. 121, an asset is considered impaired, and should be written down to fair value, if its future cash flows are insufficient to recover the carrying value of the asset. The interpretive guidance concludes that for purposes of applying SFAS No. 121, supplemental regulated cash flows, such as a CTC, should be excluded from the cash flows of assets in the portion of the business not subject to regulatory accounting practices. If such assets are determined to be impaired, a regulatory asset should be established if such costs are recoverable through regulated cash flows. The guidance also addresses the extent to which assets should be grouped to determine impairment.

  ComEd discontinued the application of regulatory accounting principles in December 1997 for the generation portion of its business and performed a SFAS No. 121 impairment analysis that concluded that future revenues, including the collection of the CTC, expected to be recovered from electric supply services would be sufficient to cover the costs of its generating assets. However, reflecting the SEC's interpretive guidance, ComEd's revised impairment evaluation resulted in a plant impairment of $3 billion. Because future CTC revenues collected through regulated cash flows are expected to provide recovery of the impaired plant assets, a regulatory asset was recorded for the same amount. Accordingly, the impairment, recorded in the second quarter of 1998, had no effect on results of operations.The regulatory asset is being amortized as it is recovered through regulated cash flows over a transition period that ends in 2006, but may be extended to 2008 with ICC approval. Recovery of the regulatory asset will be realized through future regulatory revenues, including CTC revenues, and potential gains on generation asset sales, and will vary from year to year.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (3) CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. In the fourth quarter of 1997, ComEd changed its accounting method for revenue recognition to record revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997. This change in accounting method increased operating results for the nine months and twelve months ended September 30, 1997 to reflect the one-time cumulative effect of the change for years prior to 1997 of $197 million (after-tax), or $0.91 per common share (basic). The results per common share (basic) for the first, second, third and fourth quarters of 1997, reflecting the results of restatement for the effect of the change in accounting principle, were $1.21, $0.03, $1.11 and $(6.29), respectively. If the new accounting method had been in effect for the full twelve months ended September 30, 1997, the pro forma unaudited operating result would have been $446,491,000, or $2.07 per common share (basic), excluding the cumulative effect of a change in accounting principle.

  (4) RATE MATTERS. Final ICC orders have been issued in fuel reconciliation proceedings related to ComEd's FAC collections for years prior to 1994 and for the year 1995. On November 5, 1998, the ICC issued an order in the proceeding for the year 1994 providing for a refund of approximately $3 million related to nuclear station performance. The ICC order is subject to appeal. In the fuel reconciliation proceeding for 1996, an intervenor and the ICC staff have filed testimony seeking a refund of approximately $78 million and $104 million, respectively, relating to nuclear station performance. The 1997 Act provides that the fuel reconciliation proceeding for 1996 must be concluded by the end of 1998. The 1997 Act also provides that, because ComEd eliminated its FAC effective January 1, 1997, the ICC shall not conduct a fuel reconciliation proceeding for the year 1997 or any subsequent years. See Note 2 for information regarding the 1997 Act and the elimination of ComEd's FAC.

  In February 1995, two of ComEd's wholesale municipal customers filed a complaint and request for refund with the FERC, alleging that ComEd failed to properly adjust their rates, as provided for under the terms of their electric service contracts, to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, the FERC granted the complaint and directed that refunds be made, with interest. ComEd has filed a request for rehearing with the FERC and such request is currently pending.

  ComEd's management believes adequate reserves have been established in connection with the cases discussed above.

  (5) CLOSURE AND SALE OF PLANTS. On January 14, 1998, the Boards of Directors of Unicom and ComEd authorized the permanent cessation of nuclear generation operations and retirement of facilities at ComEd's 2,080 megawatt Zion nuclear generating station. Such retirement resulted in a charge in the fourth quarter of 1997 of $523 million (after-tax), or $2.42 per common share (basic). The decision to close Zion Station was a result of ComEd's ongoing analysis of the economic value of its generating assets in light of the expected changes in the manner in which electric energy is marketed and sold. The passage of the 1997 Act provided a clearer basis for evaluating the costs and benefits of alternative courses of action. In reaching the decision to cease nuclear generation operations at Zion Station, the Boards also considered the significant uncertainty associated with continued operation of the station due to the degradation of the steam generators and the expected operating costs associated with continued station operation.

  ComEd's fourth quarter 1997 financial results reflect a charge of $406 million (after-tax), representing the undepreciated costs of Zion Station (excluding the portion which will remain in use to provide voltage support), materials and supplies inventories, and nuclear fuel inventories. In

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES addition, as required by GAAP, a liability for future closing costs associated with the retirement of Zion Station, excluding severance costs, was recorded resulting in a charge of $117 million (after-tax) in the fourth quarter of 1997. ComEd recorded a reduction to the liability for future closing costs of $15 million in the third quarter of 1998 to reflect lower than expected closing costs. See Note 17 for information regarding costs of voluntary employee separation plans.

  ComEd completed the sale of two of its coal-fired generating stations, representing 1,598 megawatts of generating capacity, and has exclusive 15-year purchased power agreements for the output of the stations. The sales of State Line and Kincaid Stations were completed in December 1997 and February 1998, respectively. The net proceeds of the sales, after income tax effects and closing costs, were approximately $190 million. The proceeds were used to retire or redeem existing debt in the first quarter of 1998. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Response to Regulatory Changes," for information regarding ComEd's coal-fired generating plants being offered for sale.

  (6) AUTHORIZED SHARES AND VOTING RIGHTS AND STOCK RIGHTS OF CAPITAL STOCK.
At September 30, 1998, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at September 30, 1998 were: preference stock--22,066,060 shares; $1.425 convertible preferred stock--58,211 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (7) COMMON EQUITY. At September 30, 1998, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 2,805,928
      Employee Stock Purchase Plan....................................   455,055
      Shareholder Rights Plan.........................................   400,000
      Exchange for ComEd common stock not held by Unicom..............    90,253
      1996 Directors' Fee Plan........................................   170,981
                                                                       ---------
                                                                       3,922,217
                                                                       =========

  Common stock issued during the three months, nine months and twelve months ended September 30, 1998 and 1997 was as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------- ------------------  --------------------
                             1998       1997      1998      1997      1998       1997
                          ----------  --------- --------  --------  ---------  ---------
Shares of Common Stock
 Issued:
 Long-Term Incentive
  Plan..................     167,847       --    371,638    45,144    534,598    204,083
 Employee Stock Purchase
  Plan..................         --        --     52,512   114,964    133,551    213,589
 Employee Savings and
  Investment Plan.......         --        --        --    274,203        --     316,703
 Exchange for ComEd com-
  mon stock not held by
  Unicom................       1,160     1,569     7,700    12,254      7,816     16,790
 1996 Directors' Fee
  Plan..................       3,055     3,243     9,732    10,823     13,084     13,245
                          ----------  --------  --------  --------  ---------  ---------
                             172,062     4,812   441,582   457,388    689,049    764,410
                          ==========  ========  ========  ========  =========  =========
                                           (THOUSANDS OF DOLLARS)
Amount of Common Stock
 Issued:
 Total issued...........  $    4,162  $    114  $ 10,918  $  9,426  $  17,260  $  17,298
 Held by trustee for
  Unicom Stock Bonus De-
  ferral Plan...........       1,295       (44)     (652)   (2,431)      (697)    (2,463)
 Other..................         (22)       12       (10)       14        (14)       (90)
                          ----------  --------  --------  --------  ---------  ---------
                          $    5,435  $     82  $ 10,256  $  7,009  $  16,549  $  14,745
                          ==========  ========  ========  ========  =========  =========

  At September 30, 1998 and December 31, 1997, 76,276 and 76,868, respectively, of ComEd common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  Unicom's retained earnings account had a deficit balance of $21 million at December 31, 1997. As of September 30, 1998 and December 31, 1997, $470
million and $331 million, respectively, of retained earnings had been appropriated for future dividend payments.

  See Note 2 regarding the ICC's order approving ComEd's proposed issuance of up to $3.4 billion of securities and the planned use of the proceeds to refinance debt and equity, as permitted under the 1997 Act.

  (8) STOCK OPTION AWARDS/EMPLOYEE STOCK PURCHASE PLAN. Unicom has a nonqualified stock option awards program under its Long-Term Incentive Plan. The stock option awards program was adopted by Unicom in 1996 to reward valued employees responsible for, or contributing to, the management, growth and profitability of Unicom and its subsidiaries. The stock options granted will expire ten years from their grant date. One-third of the shares subject to the options vest on each of the first three anniversaries of the option grant date. In addition, the stock options become fully vested immediately if the holder dies, retires, is terminated by the Company other than for cause or qualifies for long-term disability and will also vest in full upon a change in control.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Stock options transactions through September 30, 1998 are summarized as follows:

                                                     NUMBER OF  WEIGHTED AVERAGE
                                                      OPTIONS    EXERCISE PRICE
                                                     ---------  ----------------
Outstanding at the beginning of 1996...............        --       $   --
Granted during the year............................  1,205,500       25.500
Expired/cancelled during the year..................    (17,500)      25.500
                                                     ---------
Outstanding as of December 31, 1996................  1,188,000       25.500
Granted during the year............................  1,339,350       22.313
Exercised during the year..........................    (23,423)      25.500
Expired/cancelled during the year..................   (212,549)      23.632
                                                     ---------
Outstanding as of December 31, 1997................  2,291,378       23.810
Granted during the nine months ended September 30,
 1998..............................................  1,379,525       35.234
Exercised during the nine months ended September
 30, 1998..........................................   (361,512)      24.190
Expired/cancelled during the nine months ended Sep-
 tember 30, 1998...................................    (95,427)      24.741
                                                     ---------
Outstanding as of September 30, 1998...............  3,213,964       28.643
                                                     =========

  Of the stock options outstanding at September 30, 1998, 977,223 have vested with a weighted average exercise price of $24.277.

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         STOCK OPTION GRANT DATE
                                                         -----------------------
                                                          1998    1997    1996
                                                         ------- ------- -------
  Expected option life.................................. 7 years 7 years 7 years
  Dividend yield........................................   4.54%   7.20%   6.30%
  Expected volatility...................................  21.95%  22.29%  20.98%
  Risk-free interest rate...............................   5.58%   6.25%   6.64%

  The estimated weighted average fair value for each stock option granted in 1998, 1997 and 1996 was $6.62, $2.79 and $3.74, respectively.

  The ESPP allows employees to purchase Unicom common stock at a 10% discount from market value. Substantially all of the employees of Unicom, ComEd and certain subsidiaries are eligible to participate in the ESPP. Unicom issued 133,551 shares and 213,589 shares of common stock for the twelve months ended September 30, 1998 and 1997, respectively, under the ESPP at a weighted average annual purchase price of $25.55 and $19.65, respectively.

  Unicom has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, Unicom has adopted APB No. 25 and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the additional charge to operations would have been $2 million (after-tax), or $0.01 per common share (basic), and $1 million (after-tax), or $0.01 per common share (basic), for the twelve months ended September 30, 1998 and 1997, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (9) COMED PREFERRED AND PREFERENCE STOCKS WITHOUT MANDATORY REDEMPTION REQUIREMENTS. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended September 30, 1998 and 1997. The series of ComEd preference stock without mandatory redemption requirements outstanding at September 30, 1998 are summarized as follows:

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

  (10) COMED PREFERENCE STOCK SUBJECT TO MANDATORY REDEMPTION REQUIREMENTS. During the twelve months ended September 30, 1998 and 1997, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. The series of ComEd preference stock subject to mandatory redemption requirements outstanding at September 30, 1998 are summarized as follows:

                  SHARES     AGGREGATE
    SERIES      OUTSTANDING STATED VALUE          OPTIONAL REDEMPTION PRICE(1)
--------------  ----------- ------------ -----------------------------------------------
                             (THOUSANDS OF DOLLARS)
$8.20              178,560    $ 17,856   $101
$8.40 Series B     240,000      23,838   $101
$8.85              187,500      18,750   $101
$9.25              450,000      45,000   $103 through July 31, 1999; and $101 thereafter
$6.875             700,000      69,475   Non-callable
                 ---------    --------
                 1,756,060    $174,919
                 =========    ========

--------
(1) Per share plus accrued and unpaid dividends, if any.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The annual sinking fund requirements and sinking fund and involuntary liquidation prices per share of the outstanding series of ComEd preference stock subject to mandatory redemption requirements are summarized as follows:

                                              SINKING
                     ANNUAL SINKING             FUND               INVOLUNTARY
    SERIES          FUND REQUIREMENT          PRICE(1)         LIQUIDATION PRICE(1)
--------------      -----------------         -------          -------------------
$8.20                35,715 shares             $100                 $100.00
$8.40 Series B       30,000 shares(2)          $100                 $ 99.326
$8.85                37,500 shares             $100                 $100.00
$9.25                75,000 shares             $100                 $100.00
$6.875              (3)                        $100                 $ 99.25

--------
(1) Per share plus accrued and unpaid dividends, if any.
(2) ComEd has a non-cumulative option to increase the annual sinking fund payment on each sinking fund redemption date to retire an additional number of shares, not in excess of the sinking fund requirement, at the applicable redemption price.
(3) All shares are required to be redeemed on May 1, 2000.

  Annual remaining sinking fund requirements through 2002 on ComEd preference stock outstanding at September 30, 1998 will aggregate to $4 million in 1998, $18 million in 1999, $88 million in 2000 and $18 million in each year 2001 and 2002. During each of the twelve months ended September 30, 1998 and 1997, 338,215 shares and 438,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements plus any optional additional sinking fund payments.

  Sinking fund requirements due within one year are included in current liabilities.

  (11) COMED-OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY COMED'S SUBORDINATED DEBT SECURITIES. In September 1995, ComEd Financing I, a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of ComEd Financing I is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. In January 1997, ComEd Financing II, a wholly-owned subsidiary trust of ComEd, issued 150,000 of its 8.50% ComEd-obligated mandatorily redeemable capital securities. The sole asset of ComEd Financing II is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027. There is a full and unconditional guarantee by ComEd of the Trusts' obligations under the securities issued by the Trusts. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. Similarly, ComEd has the right to defer payments of interest on the subordinated deferrable interest debentures by extending the interest payment period, at any time, for up to ten consecutive semi-annual periods. If interest payments on the subordinated deferrable interest notes or debentures are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

  The subordinated deferrable interest notes are redeemable by ComEd, in whole or in part, from time to time, on or after September 30, 2000, and with respect to the subordinate deferrable interest debentures, on or after January 15, 2007, or at any time in the event of certain income tax circumstances. If the subordinated deferrable interest notes or debentures are redeemed, the Trusts must redeem preferred securities having an aggregate liquidation amount equal to the aggregate

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES principal amount of the subordinated deferrable interest notes or debentures so redeemed. In the event of the dissolution, winding up or termination of the Trusts, the holders of the preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 for the securities of ComEd Financing I and $1,000 for the securities of ComEd Financing II, plus accrued and unpaid distributions thereon, including interest thereon, to the date of payment, unless in connection with the dissolution, the subordinated deferrable interest notes or debentures are distributed to the holders of the preferred securities.

  (12) LONG-TERM DEBT. Sinking fund requirements and scheduled maturities remaining through 2002 for ComEd's first mortgage bonds, sinking fund debentures and other long-term debt outstanding at September 30, 1998 are summarized as follows: 1998--$80 million; 1999--$150 million; 2000--$462 million; 2001--$108 million; and 2002--$305 million. Unicom Enterprises' note payable to bank of $100 million will mature in 1999.

  At September 30, 1998, ComEd's outstanding first mortgage bonds maturing through 2002 were as follows:

                  SERIES                                     PRINCIPAL AMOUNT
      -----------------------------                       ----------------------
                                                          (THOUSANDS OF DOLLARS)
      6 3/8% due October 1, 1998.........................        $ 75,000
      9 3/8% due February 15, 2000.......................         125,000
      6 1/2% due April 15, 2000..........................         230,000
      6 3/8% due July 15, 2000...........................         100,000
      7 1/2% due January 1, 2001 ........................         100,000
      7 3/8% due September 15, 2002 .....................         200,000
                                                                 --------
                                                                 $830,000
                                                                 ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at September 30, 1998 is summarized as follows:

                           PRINCIPAL
      DEBT SECURITY          AMOUNT                        INTEREST RATE
-------------------------  ---------- -------------------------------------------------------
                           (THOUSANDS
                               OF
                            DOLLARS)
Unicom--
 Loans Payable:
 Loan due January 1, 2003  $    6,775 Interest rate of 8.31%
 Loan due January 1, 2004       7,690 Interest rate of 8.44%
                           ----------
                           $   14,465
                           ----------
ComEd--
 Notes:
 Medium Term Notes, Se-
  ries 3N due various
  dates through October
  15, 2004                 $  296,000 Interest rates ranging from 9.00% to 9.20%
 Notes due January 15,
  2004                        150,000 Interest rate of 7.375%
 Notes due October 15,
  2005                        235,000 Interest rate of 6.40%
 Notes due January 15,
  2007                        150,000 Interest rate of 7.625%
 Notes due July 15, 2018      225,000 Interest rate of 6.95%
                           ----------
                           $1,056,000
                           ----------
 Purchase Contract Obli-
 gation
 due April 30, 2005        $      346 Interest rate of 3.00%
                           ----------
Total ComEd                $1,056,346
                           ----------
Unicom Enterprises--
 Long-Term Note Payable
 to Bank
 due November 15, 1999     $  100,000 Prevailing interest rate of 6.45% at September 30, 1998
                           ----------
Unicom Thermal--
 Guaranteed Senior Note
 due May 30, 2012          $  120,000 Interest rate of 7.38%
                           ----------
Total Unicom               $1,290,811
                           ==========

  Long-term debt maturing within one year has been included in current liabilities.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  In July 1998, Unicom Thermal issued $120 million of guaranteed senior unsecured 7.38% Notes due in May 2012, the proceeds of which were used to refinance existing debt. The Notes are guaranteed by Unicom and include certain covenants with respect to Unicom and Unicom Thermal's operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom Thermal may incur, and (iv) a requirement that Unicom own, directly or indirectly, 51% of the outstanding stock of Unicom Thermal and at least 80% of the outstanding stock of ComEd.

  See Note 2 regarding the ICC's order approving the proposed issuance of up to $3.4 billion of securities and the planned use of the proceeds to refinance debt and equity, as permitted under the 1997 Act.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (13) LINES OF CREDIT. ComEd had total bank lines of credit of $342 million and unused bank lines of credit of $334 million at September 30, 1998. On October 8, 1998, ComEd terminated the then existing $342 million lines of credit and entered into new lines of credit totaling $1 billion. Of that amount, $500 million expires on October 7, 1999 and $500 million expires on October 8, 2003. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. ComEd is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire on November 15, 1999, of which $100 million was unused as of September 30, 1998. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Such covenants include, among other things,
(i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  (14) DISPOSAL OF SPENT NUCLEAR FUEL. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations. That contract provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. Extended delays in spent nuclear fuel acceptance by the DOE would lead to ComEd's consideration of costly storage alternatives. On July 30, 1998, ComEd filed a complaint against the United States in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of spent nuclear fuel in January 1998. See "Depreciation, Amortization of Regulatory Assets and Decommissioning" under Note 1 for additional information. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. Pursuant to the contract, ComEd elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and the related interest is reflected on the Consolidated Balance Sheets.

  (15) FAIR VALUE OF FINANCIAL INSTRUMENTS. The following methods and assumptions were used to estimate the fair value of financial instruments either held or issued and outstanding. The disclosure of such information does not purport to be a market valuation of Unicom and subsidiary companies as a whole. The impact of any realized or unrealized gains or losses related to such financial

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES instruments on the financial position or results of operations of Unicom and subsidiary companies is primarily dependent on the treatment authorized under future ComEd ratemaking proceedings.

  INVESTMENTS. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of September 30, 1998 and December 31, 1997, was as follows:

                                SEPTEMBER 30, 1998               DECEMBER 31, 1997
                         -------------------------------- --------------------------------
                                    UNREALIZED                       UNREALIZED
                         COST BASIS   GAINS    FAIR VALUE COST BASIS   GAINS    FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  Short-term
   investments.......... $   38,297  $     16  $   38,313 $   33,524  $      2  $   33,526
  U.S. Government and
   Agency issues........    199,319    30,928     230,247    170,240    15,882     186,122
  Municipal bonds.......    396,947    27,730     424,677    306,104    20,598     326,702
  Corporate bonds.......    246,431    11,440     257,871    231,738     4,293     236,031
  Common stock..........    710,867   355,086   1,065,953    667,657   385,851   1,053,508
  Other.................      3,769     5,818       9,587     17,300     2,508      19,808
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,595,630  $431,018  $2,026,648 $1,426,563  $429,134  $1,855,697
                         ==========  ========  ========== ==========  ========  ==========

  At September 30, 1998, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           COST BASIS FAIR VALUE
                                                           ---------- ----------
                                                               (THOUSANDS OF
                                                                 DOLLARS)
      Within 1 year.......................................  $ 28,154   $ 28,168
      1 through 5 years...................................   198,856    207,009
      5 through 10 years..................................   235,404    256,659
      Over 10 years.......................................   408,393    449,622

  The net earnings (losses) of the nuclear decommissioning funds, which are recorded as increases (decreases) to the accumulated provision for depreciation, for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED       NINE MONTHS ENDED        TWELVE MONTHS ENDED
                             SEPTEMBER 30            SEPTEMBER 30              SEPTEMBER 30
                          --------------------  ------------------------  ------------------------
                            1998       1997        1998         1997         1998         1997
                          ---------  ---------  -----------  -----------  -----------  -----------
                                                (THOUSANDS OF DOLLARS)
Gross proceeds from
 sales of securities....  $ 451,896  $ 549,296  $ 1,400,360  $ 1,671,773  $ 1,892,110  $ 2,123,301
Less cost based on spe-
 cific identification...   (441,379)  (520,940)  (1,334,763)  (1,620,713)  (1,802,350)  (2,063,003)
                          ---------  ---------  -----------  -----------  -----------  -----------
Realized gains on sales
 of securities..........  $  10,517  $  28,356  $    65,597  $    51,060  $    89,760  $    60,298
Other realized fund
 earnings net of
 expenses...............     10,545      9,479       23,393       32,260       30,255       41,228
                          ---------  ---------  -----------  -----------  -----------  -----------
Total realized net earn-
 ings of the funds......  $  21,062  $  37,835  $    88,990  $    83,320  $   120,015  $   101,526
Unrealized gains (loss-
 es)....................   (112,678)    71,308        1,884      201,747       (1,122)     252,757
                          ---------  ---------  -----------  -----------  -----------  -----------
 Total net earnings
  (losses) of the funds.  $ (91,616) $ 109,143  $    90,874  $   285,067  $   118,893  $   354,283
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

  CAPITALIZATION. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely ComEd's

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES subordinated debt securities and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of September 30, 1998 and December 31, 1997 were as follows:

                                SEPTEMBER 30, 1998               DECEMBER 31, 1997
                         -------------------------------- --------------------------------
                          CARRYING  UNREALIZED             CARRYING  UNREALIZED
                           VALUE      LOSSES   FAIR VALUE   VALUE      LOSSES   FAIR VALUE
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (THOUSANDS OF DOLLARS)
  ComEd preferred and
   preference stocks.... $  681,727  $ 13,983  $  695,710 $  712,069  $ 11,970  $  724,039
  ComEd-obligated
   mandatorily
   redeemable preferred
   securities of
   subsidiary trusts
   holding solely
   ComEd's subordinated
   debt securities...... $  350,000  $ 21,305  $  371,305 $  350,000  $ 21,701  $  371,701
  Long-term debt........ $5,865,782  $472,569  $6,338,351 $5,913,942  $380,890  $6,294,832

  Long-term notes payable and a guaranteed senior note, which are not included in the above table, amounted to $235 million and $327 million at September 30, 1998 and December 31, 1997, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  CURRENT LIABILITIES. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portions of long-term debt and redeemable preference stock.

  OTHER NONCURRENT LIABILITIES. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of September 30, 1998 and December 31, 1997; therefore, the carrying value is equal to the fair value.

  (16) PENSION AND POSTRETIREMENT BENEFITS. As of September 30, 1998, ComEd had a qualified non-contributory defined benefit pension plan which covers all regular employees. Benefits under this plan reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The September 30, 1998 and December 31, 1997 pension liabilities and related data were determined using the January 1, 1997 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code. On January 19, 1998, the qualified defined benefit plan of the Indiana Company was merged into the ComEd pension plan as a result of the sale of the Indiana Company's State Line Station and the transfer of its remaining employees to ComEd.

  ComEd and the Indiana Company provide certain postretirement medical care, dental care, vision care and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with ten years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The health care plans are contributory, funded jointly by the companies and the participating retirees. The September 30, 1998 and December 31, 1997 postretirement benefit liabilities and related data were determined using the January 1, 1997 actuarial valuations.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation and the funded status of these plans for the nine months ended September 30, 1998 and the twelve months ended December 31, 1997 are as follows:

                              NINE MONTHS ENDED         TWELVE MONTHS ENDED
                             SEPTEMBER 30, 1998          DECEMBER 31, 1997
                          -------------------------- --------------------------
                                          OTHER                      OTHER
                           PENSION    POSTRETIREMENT  PENSION    POSTRETIREMENT
                           BENEFITS      BENEFITS     BENEFITS      BENEFITS
                          ----------  -------------- ----------  --------------
                                        (THOUSANDS OF DOLLARS)
CHANGE IN BENEFIT
OBLIGATION
-----------------
Benefit obligation at
 beginning of period....  $4,074,000    $1,084,000   $3,579,000    $1,035,000
Service cost............      93,000        27,000      100,000        34,000
Interest cost...........     208,000        56,000      261,000        76,000
Plan participants' con-
 tributions.............         --          2,000          --          3,000
Curtailment gain........         --            --        (5,000)          --
Actuarial loss (gain)...      20,000           --       346,000       (23,000)
Benefits paid...........    (174,000)      (33,000)    (207,000)      (41,000)
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,221,000    $1,136,000   $4,074,000    $1,084,000
                          ----------    ----------   ----------    ----------
CHANGE IN PLAN ASSETS
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $3,706,000    $  768,000   $3,281,000    $  665,000
Actual return on plan
 assets.................     103,000        35,000      631,000       130,000
Employer contribution...      10,000           --         1,000        11,000
Plan participants' con-
 tributions.............         --          2,000          --          3,000
Benefits paid...........    (174,000)      (33,000)    (207,000)      (41,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan as-
  sets at end of period.  $3,645,000    $  772,000   $3,706,000    $  768,000
                          ----------    ----------   ----------    ----------
Plan assets less than
 benefit obligation.....  $ (576,000)   $ (364,000)  $ (368,000)   $ (316,000)
Unrecognized net actuar-
 ial loss (gain)........     303,000      (377,000)     132,000      (406,000)
Unrecognized prior serv-
 ice cost (asset).......     (61,000)       49,000      (64,000)       52,000
Unrecognized transition
 obligation (asset).....    (104,000)      328,000     (114,000)      345,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (438,000)   $ (364,000)  $ (414,000)   $ (325,000)
                          ==========    ==========   ==========    ==========

  The fair value of pension plan assets excludes $18 million and $17 million held in grantor trust as of September 30, 1998 and December 31, 1997, respectively, for payment of benefits under the supplemental plan.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension and other postretirement benefit costs, portions of which were recorded as components of construction costs, for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                           THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                              SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                           --------------------  --------------------  --------------------
                             1998       1997       1998       1997       1998       1997
PENSION COSTS              ---------  ---------  ---------  ---------  ---------  ---------
-------------                                (THOUSANDS OF DOLLARS)
Service cost.............  $  31,000  $  25,000  $  93,000  $  75,000  $ 118,000  $  94,000
Interest cost on pro-
 jected benefit
 obligation..............     69,000     66,000    208,000    195,000    274,000    258,000
Expected return on plan
 assets..................    (86,000)   (76,000)  (257,000)  (232,000)  (335,000)  (305,000)
Amortization of transi-
 tion asset..............     (3,000)    (3,000)    (9,000)    (9,000)   (13,000)   (13,000)
Amortization of prior
 service asset...........     (1,000)    (1,000)    (3,000)    (3,000)    (4,000)    (4,000)
Recognized loss..........      1,000      1,000      1,000      1,000      2,000      2,000
Curtailment gain.........        --         --         --         --      (5,000)       --
                           ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost...................  $  11,000  $  12,000  $  33,000  $  27,000  $  37,000  $  32,000
                           =========  =========  =========  =========  =========  =========
OTHER POSTRETIREMENT
BENEFIT COSTS
--------------------
Service cost.............  $   9,000  $   8,000  $  27,000  $  25,000  $  36,000  $  34,000
Interest cost on accumu-
 lated benefit
 obligation..............     19,000     17,000     56,000     57,000     75,000     77,000
Expected return on plan
 assets..................    (18,000)   (14,000)   (52,000)   (45,000)   (68,000)   (58,000)
Amortization of transi-
 tion obligation.........      6,000      6,000     17,000     17,000     22,000     22,000
Amortization of prior
 service cost............      1,000      1,000      3,000      3,000      4,000      5,000
Recognized gain..........     (5,000)    (6,000)   (14,000)   (10,000)   (17,000)   (10,000)
Severance plan cost......        --       4,000      2,000      6,000      4,000      7,000
                           ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost...................  $  12,000  $  16,000  $  39,000  $  53,000  $  56,000  $  77,000
                           =========  =========  =========  =========  =========  =========

  The pension curtailment gain in December 1997 represents the recognition of prior service costs, the transition asset and the decrease in the projected benefit obligation related to the reduction in the number of employees due to the sale of State Line Station by the Indiana Company.

  Postretirement health care costs for the twelve months ended September 30, 1998 and 1997 included $4 million and $7 million, respectively, related to voluntary separation offers to certain employees of ComEd and the Indiana Company.

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

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan, each participating employee

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES may contribute up to 20% of such employee's base pay. The participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $9 million and $8 million for the three months ended September 30, 1998 and 1997, respectively, $24 million for each of the nine months ended September 30, 1998 and 1997 and $33 million and $31 million for the twelve months ended September 30, 1998 and 1997, respectively.

  (17) SEPARATION PLAN COSTS. O&M expenses included $9 million and $26 million for the three months ended September 30, 1998 and 1997, respectively, $33 million for each of the nine months ended September 30, 1998 and 1997 and $38 million for each of the twelve months ended September 30, 1998 and 1997 for costs related to voluntary separation offers to certain employees of ComEd and the Indiana Company, as well as certain one-time, employee-related costs. Such costs resulted in charges of $6 million (after-tax), or $0.03 per common share (basic), and $16 million (after-tax), or $0.07 per common share (basic), for the three months ended September 30, 1998 and 1997, respectively, $20 million (after-tax), or $0.09 per common share (basic), for each of the nine months ended September 30, 1998 and 1997 and $23 million (after-tax), or $0.11 per common share (basic), for each of the twelve months ended September 30, 1998 and 1997.

  (18) INCOME TAXES. The components of the net deferred income tax liability at September 30, 1998 and December 31, 1997 were as follows:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs........................   $3,995,241    $4,062,801
 Overheads capitalized..............................      128,894       131,509
 Repair allowance...................................      222,769       231,697
 Regulatory assets recoverable through future rates.      702,824       785,354
Deferred income tax assets:
 Postretirement benefits............................     (329,809)     (305,242)
 Unamortized investment tax credits.................     (195,620)     (206,112)
 Regulatory liabilities to be settled through future
  rates.............................................     (622,758)     (698,750)
 Nuclear plant closure..............................      (52,450)     (194,244)
 Other--net.........................................     (158,960)     (136,258)
                                                       ----------    ----------
Net deferred income tax liability...................   $3,690,131    $3,670,755
                                                       ==========    ==========

  The $19 million increase in the net deferred income tax liability from December 31, 1997 to September 30, 1998 is comprised of an increase of $25 million in deferred income tax expense and a $6 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities as of September 30, 1998, includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged (credited) to continuing operations for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                            THREE MONTHS                            TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED         ENDED
                            SEPTEMBER 30        SEPTEMBER 30         SEPTEMBER 30
                          ------------------  ------------------  -------------------
                            1998      1997      1998      1997      1998       1997
                          --------  --------  --------  --------  ---------  --------
                                          (THOUSANDS OF DOLLARS)
Operating income:
 Current income taxes...  $188,579  $186,368  $320,887  $262,445  $ 305,729  $320,424
 Deferred income taxes..    (4,211)    2,359   (24,033)   22,782     22,904    45,363
 Investment tax credits
  deferred--net.........    (6,889)   (7,570)  (20,937)  (23,364)   (28,588)  (30,399)
Other (income) and de-
 ductions, primarily de-
 ferred income taxes ...     1,981    (1,974)  (11,556)   (4,092)  (415,089)  (11,322)
                          --------  --------  --------  --------  ---------  --------
Net income taxes charged
 (credited) to continu-
 ing operations.........  $179,460  $179,183  $264,361  $257,771  $(115,044) $324,066
                          ========  ========  ========  ========  =========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1998 and 1997:

                            THREE MONTHS                            TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED         ENDED
                            SEPTEMBER 30        SEPTEMBER 30         SEPTEMBER 30
                          ------------------  ------------------  -------------------
                            1998      1997      1998      1997      1998       1997
                          --------  --------  --------  --------  ---------  --------
                                          (THOUSANDS OF DOLLARS)
Net income (loss) before
 extraordinary item and
 cumulative effect of
 change in accounting
 principle..............  $264,822  $240,296  $398,995  $311,511  $(151,731) $405,386
Net income taxes charged
 (credited) to
 continuing operations..   179,460   179,183   264,361   257,771   (115,044)  324,066
Provision for dividends
  on ComEd preferred and
  preference stocks.....    14,053    14,902    43,062    45,914     57,635    61,467
                          --------  --------  --------  --------  ---------  --------
Pre-tax income (loss)
 before extraordinary
 item, cumulative effect
 and provision for
 dividends..............  $458,335  $434,381  $706,418  $615,196  $(209,140) $790,919
                          ========  ========  ========  ========  =========  ========
Effective income tax
 rate...................      39.2%     41.3%     37.4%     41.9%      55.0%     41.0%
                          ========  ========  ========  ========  =========  ========

  The principal differences between net income taxes charged (credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                            THREE MONTHS                            TWELVE MONTHS
                                ENDED         NINE MONTHS ENDED         ENDED
                            SEPTEMBER 30        SEPTEMBER 30         SEPTEMBER 30
                          ------------------  ------------------  -------------------
                            1998      1997      1998      1997      1998       1997
                          --------  --------  --------  --------  ---------  --------
                                          (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $160,417  $167,048  $247,246  $243,214  $ (73,199) $304,717
Equity component of
 AFUDC which was ex-
 cluded from taxable
 income.................      (102)   (2,020)     (300)   (5,795)    (2,824)   (7,565)
Amortization of invest-
 ment tax credits, net
 of deferred income tax-
 es.....................    (4,517)   (7,570)  (18,246)  (23,364)   (40,221)  (30,399)
State income taxes, net
 of federal income tax-
 es.....................    21,040    25,286    33,693    39,737     (3,510)   47,150
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....     2,622    (3,561)    1,968     3,979      4,710    10,163
                          --------  --------  --------  --------  ---------  --------
Net income taxes charged
 (credited) to continu-
 ing operations.........  $179,460  $179,183  $264,361  $257,771  $(115,044) $324,066
                          ========  ========  ========  ========  =========  ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (19) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                          ------------------- ----------------- -------------------
                            1998      1997      1998     1997     1998      1997
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Illinois electricity ex-
 cise tax...............  $  17,483 $  67,595 $119,411 $175,005 $ 172,757 $ 228,175
Illinois invested capi-
 tal....................        --     26,258      --    78,275    21,229   104,172
Illinois electricity
 distribution tax.......     29,950       --    81,580      --     81,580       --
Municipal utility gross
 receipts...............     53,001    51,626  134,108  130,696   171,506   170,502
Real estate.............     34,559    37,466   99,638  110,746   140,401   146,811
Municipal compensation..     15,319    23,884   59,404   60,808    76,882    79,343
Other--net..............     29,073    18,120   77,732   59,599    93,337    69,955
                          --------- --------- -------- -------- --------- ---------
                          $ 179,385 $ 224,949 $571,873 $615,129 $ 757,692 $ 798,958
                          ========= ========= ======== ======== ========= =========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  Effective August 1, 1998, as provided for by the 1997 Act, the Illinois electricity excise tax and certain municipal utility taxes are recorded as liabilities. Previously, similar taxes were presented on the Statements of Consolidated Operations as revenue and expense. The reduction in operating revenues and taxes (except income taxes) due to the change in presentation for such taxes was approximately $50 million for the three months, nine months and twelve months ended September 30, 1998. This change in the presentation for such taxes did not have an effect on results of operations.

  (20) LEASE OBLIGATIONS OF SUBSIDIARY COMPANIES. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $700 million, consisting of $300 million of commercial paper/bank borrowings and $400 million of intermediate term notes, to finance the transactions. With respect to the commercial paper/bank borrowing portion, $300 million will expire on November 23, 1999. With respect to the intermediate term notes, $74 million expires on November 23, 1998, and an additional portion each November 23 thereafter through November 23, 2003. At September 30, 1998, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $579 million. As a result of the cessation of nuclear generation operations at Zion Station, ComEd repurchased approximately $100 million of nuclear fuel assemblies held under the nuclear fuel lease arrangements at Zion Station in June 1998. See Note 5 for additional information regarding the cessation of nuclear generation operations at Zion Station. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  Future minimum rental payments, including the repurchase of Zion Station nuclear fuel assemblies discussed above and net of executory costs, at September 30, 1998 for capital leases are estimated to aggregate $662 million, including $54 million in 1998, $197 million in 1999, $151 million in 2000, $103 million in 2001, $67 million in 2002 and $90 million in 2003-2006. The estimated interest component of such rental payments aggregates $86 million. The estimated portions of obligations due within one year under capital leases of $178 million and $241 million at September 30, 1998 and December 31, 1997, respectively, were included in current liabilities on the Consolidated Balance Sheets.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Future minimum rental payments at September 30, 1998 for operating leases are estimated to aggregate $340 million, including $10 million in 1998, $41 million in 1999, $39 million in 2000, $32 million in 2001, $28 million in 2002 and $190 million in 2003-2043.

  (21) JOINT PLANT OWNERSHIP. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment and O&M accounts, and provides its own financing. ComEd's net plant investment, including construction work in progress, in Quad Cities Station on the Consolidated Balance Sheets was $2 million at September 30, 1998, after reflecting the accounting impairment recorded in the second quarter of 1998. See Note 2 for additional information.

  (22) COMMITMENTS AND CONTINGENT LIABILITIES. Purchase commitments, principally related to construction and nuclear fuel, approximated $309 million at September 30, 1998, comprised of $268 million for ComEd, $35 million for UT Holdings and $6 million for Unicom Energy Services. In addition, ComEd has substantial commitments for the purchase of coal. ComEd's coal costs are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources," for additional information regarding ComEd's purchase commitments. See "Coal Reserves" in Note 1 for additional information regarding ComEd's coal reserves.

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

  In addition, ComEd participates in the American Nuclear Insurers Masters Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by the nuclear energy hazard. This program was modified, effective January 1, 1998, to provide coverage to all workers whose "nuclear-related employment" began on or after the commencement date of reactor operations. ComEd will not be liable for a retrospective assessment under this new policy. However, ComEd is still subject to a maximum retroactive assessment of up to $36 million in the event losses incurred under the small number of policies in the old program exceed accumulated reserves.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--CONCLUDED
Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. ComEd was dismissed as a defendant in both actions. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts against Cotter on eight bellwether plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter included compensatory and punitive damages totaling approximately $3 million (not including prejudgment interest, which has not yet been calculated, and which Cotter anticipates may bring the total award to under $6 million), together with medical monitoring. The matter is currently on appeal. Although the other 1991 cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year (1998) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets as of September 30, 1998 and December 31, 1997, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of September 30, 1998 and December 31, 1997, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites, pursuant to CERCLA and state environmental laws, will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

  THE 1997 ACT. On December 16, 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. Major provisions of the 1997 Act applicable to ComEd include a 15% residential base rate reduction which became effective August 1, 1998, an additional 5% residential base rate reduction commencing on May 1, 2002, and gradual customer access to other electric suppliers. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. ComEd expects that the 15% residential base rate reduction will reduce ComEd's operating revenues by approximately $170 million and $390 million in 1998 and 1999, respectively, compared to 1997 rate levels. Operating revenues were reduced by approximately $80 million for the third quarter 1998 due to the rate reduction. ComEd is engaged in certain pricing experiments contemplated by the 1997 Act, which are expected to reduce ComEd's operating revenues by approximately $30 million and $55 million in 1998 and 1999, respectively, compared to 1997 rate levels; however, such reductions are expected to be offset by the effects of customer growth.

  The 1997 Act also provides for the collection of a CTC from customers who choose another electric service provider during a transition period that extends through 2006, and can be extended through 2008 with ICC approval. The CTC will be established in accordance with a formula defined in the 1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings.

  Notwithstanding these rate reductions, and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000.

  Under the 1997 Act, utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select an alternative energy supplier can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. The 1997 Act also requires utilities to establish or join an ISO that will independently manage and control utility transmission systems. Additionally, the 1997 Act includes the leveling of certain regulatory requirements to permit operational flexibility, the leveling of certain regulatory and tax provisions as applied to various electric suppliers and a new, more stringent, liability standard applicable to ComEd in the event of a major outage.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a special purpose financing entity. The proceeds from such securities issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period which commenced on August 1, 1998. On July 21, 1998, the ICC issued an order under the 1997 Act approving the issuance of up to $3.4 billion of such securities. ComEd anticipates the issuance will occur sometime in the fourth quarter of 1998, subject to market conditions. ComEd plans to use the proceeds of such securities issuance to refinance its debt and equity, including using between $750 million and $1.14 billion to repurchase shares of ComEd common stock held by Unicom. Unicom in turn will use the funds it receives from ComEd's share repurchase to repurchase publicly held shares of Unicom's common stock. At current market prices, this repurchase would involve 9 to 14 percent of Unicom's outstanding common stock. The Boards of Directors of Unicom and ComEd have each approved the repurchase of up to 33 million shares of common stock. ComEd plans to use the remaining proceeds from the issuance of such securities, net of transaction costs, to redeem preference stock and debt. On October 27, 1998, Unicom announced that up to $200 million in funds obtained from operations or other sources may be used to repurchase shares of common stock before or after the receipt of proceeds from such securities issuances. The proceeds from such securities issuances are expected to be the ultimate source of funding for the common stock repurchases.

  As a result of the 1997 Act, prices for the supply of electric energy are expected to change from cost-based, regulated rates to rates determined by competitive market forces. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and potential asset dispositions. See "Response to Regulatory Changes" below for additional information.

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

  Under the 1997 Act, the role of electric utilities in the supply and delivery of energy is expected to change. Utilities, such as ComEd, traditionally have been responsible for providing both adequate supply and reliable delivery of electricity to customers within their service areas. In the future, ComEd will continue to be obligated to provide a reliable delivery system. However, ComEd will be obligated to supply electricity only to those customers that it continues to serve under tariffs for electricity, but not for those customers who choose to rely on the marketplace. Nonetheless, during the transition period to a competitive supply marketplace, ComEd must provide both an adequate supply and reliable delivery. Given the tight capacity situation in ComEd's market, ComEd will continue working to restore and maintain its available capacity as well as working to assist in the development of a competitive supply marketplace in Illinois.

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

  ComEd has also evaluated the recoverability of its generating plant investment as a result of the 1997 Act. This evaluation, based upon interpretative guidance issued by the SEC, resulted in a conclusion that the investment had been impaired and should be reduced. See Note 2 of Notes to Financial Statements for additional information. Notwithstanding these efforts, there will continue to be an ongoing analysis of the ability of ComEd's various nuclear plants to generate and deliver electric energy safely at competitive prices in the competitive market for energy. Although short-term system reliability and capacity constraints are likely to support the continued operations of ComEd's nuclear units in the near term, expected longer term developments are likely to make decision-making a function of economic considerations. In the absence of the short-term reliability and capacity constraints, if a generating plant cannot produce power safely at a cost below the competitive market price, it will be disposed of or closed. Plant impairment adjustments have reduced the carrying value of nuclear plants and depreciation rates reflecting shortened estimated useful lives for certain stations will reduce the carrying value further during the next several years. However, closure of a plant could involve additional charges associated with the write-off of its then current carrying value. In January 1998, Unicom and ComEd decided to cease nuclear generating operations at ComEd's Zion Station. The related retirement resulted in a charge in the fourth quarter of 1997 of $523 million (after-tax), or $2.42 per common share (basic), reflecting both a write down of the plant's carrying value, as well as a liability for future closing costs. A portion of Zion Station is used to provide voltage support in the transmission system that serves ComEd's northern region. See Note 5 of Notes to Financial Statements for additional information.

  ComEd is also undertaking steps to offer for sale approximately 5,600 megawatts of coal-fired generating capacity, representing six generating stations located in Illinois. Such plants have an aggregate book value of approximately $1.1 billion. As a part of such sales, ComEd expects to enter into short-term power purchase agreements with the purchasers in order to assure the availability of power during the period that the wholesale power market is developing in Illinois. Non-binding proposals from prospective qualified buyers are due in late 1998, with final, binding proposals due mid-February 1999. The closing of the sale is anticipated for the fourth quarter of 1999. In addition, ComEd continues to examine its other operations and assets with a view to rationalizing their investment and operating costs against their ability to contribute to the revenues and profits of ComEd. As a result of such evaluation, additional asset sales may be undertaken.

  In response to customer expectations and more stringent reliability standards provided for by the 1997 Act, ComEd's management expects, subject to approval by the Board of Directors of the complete capital budget, to increase capital expenditures on its transmission and distribution systems by approximately $307 million over the next three years. This amount is in addition to the estimated $1.1 billion that is already planned to be spent on the transmission and distribution systems over the same time period. A significant portion of such additional expenditures is intended to increase the reliability of ComEd's distribution system by replacing certain equipment and increasing automation to identify distribution problems faster, and more quickly restore power to customers. ComEd's management is currently reviewing its construction program for 1999 and thereafter.

  ComEd joined with eight Midwestern utilities to form a regional Midwest ISO in January 1998. To date, four other utilities have joined the Midwest ISO. The Midwest ISO is a key element in accommodating the restructuring of the electric industry and will promote enhanced reliability of the transmission system, equal access to the transmission system and increased competition. The Midwest ISO will establish an independent body that will ultimately direct the planning and operation of the transmission system for the utilities involved. The Midwest ISO will have operational control over the transmission system and will have authority to require modification in the operation of generators connected to that system during system emergencies. ComEd will retain ownership of its transmission system. The formation of the Midwest ISO was approved by FERC in September 1998. It is anticipated that the Midwest ISO Board of Directors will be elected by the end of 1998.

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
                                                                   ----
                                                                   $930
                                                                   ====

  Such estimated expenditures include $95 million toward the replacement of the steam generators at ComEd's Byron Unit 1, which were replaced in February 1998, and Braidwood Unit 1, which are expected to be replaced prior to year-end 1998, in addition to approximately $35 million for removal costs. The total replacement cost is estimated to be $455 million, including approximately $80 million of removal costs. ComEd's management is currently reviewing its construction program for the years 1999 and thereafter. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes" above, for information regarding capital spending for the transmission and distribution systems.

  ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity, equivalent purchased power and/or the development of additional demand-side management resources, in 1998 and each year thereafter for the foreseeable future. However, ComEd believes that adequate resources, including cost-effective, demand-side management resources, non-utility generation resources and other-utility power purchases, can be obtained in sufficient quantities to meet such forecasted needs.

  Purchase commitments for ComEd, principally related to construction and nuclear fuel, approximated $268 million at September 30, 1998. In addition, ComEd's estimated commitments for the purchase of coal are as follows:

      CONTRACT                                            PERIOD   COMMITMENT(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1998-2000    $  488
      Decker Coal Co. .................................. 1998-2014       478
      Other commitments ................................ 1998-2000        53
                                                                      ------
                                                                      $1,019
                                                                      ======

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

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing may be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. See Note 20 of Notes to Financial Statements for additional information concerning ComEd's nuclear fuel lease facility. On October 8, 1998, ComEd had $1 billion of unused bank lines of credit, which may be borrowed at various interest rates. The interest rate is set at the time of a borrowing and is based on floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. See Note 13 of Notes to Financial Statements for information concerning lines of credit, including scheduled commitment reductions. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, nine months and twelve months ended September 30, 1998. Cash flow from operating activities decreased temporarily for the three months, nine months and twelve months ended September 30, 1998, compared to the same periods ended September 30, 1997, as a result of the transition to a new customer information and billing system in the third quarter of 1998.

  During the first nine months of 1998, ComEd sold and leased back $101 million of nuclear fuel through its existing nuclear fuel lease facility. In July 1998, ComEd issued $225 million principal amount of 6.95% Notes due July 15, 2018, the proceeds of which were used for general corporate purposes, including the refinancing of existing debt. See the Statements of Consolidated Cash Flows and Note 7 of Notes to Financial Statements for information regarding common stock activity.

  As of November 10, 1998, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $280 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

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

  As of October 1998, Moody's rating outlook on ComEd's securities is "Stable" and S&P's rating outlook is "Positive." Duff & Phelps removed ComEd's securities from "Rating Watch-Down" in September 1998.

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

  CAPITAL STRUCTURE. ComEd's ratio of long-term debt to total capitalization has increased slightly to 48.9% at September 30, 1998 from 48.5% at December 31, 1997. Unicom's retained earnings account had a deficit balance of $21 million at December 31, 1997. As of September 30, 1998 and December 31, 1997, $470 million and $331 million, respectively, of retained earnings had been appropriated for future dividend payments. ComEd's retained earnings account had a deficit balance of $19 million at December 31, 1997. As of September 30, 1998 and December 31, 1997, $546 million and $384 million, respectively, of retained earnings had been appropriated for future dividend payments.

  YEAR 2000 CONVERSION. Unicom, including ComEd, uses various software applications and embedded systems throughout its businesses that will be affected by so-called "Year 2000 issues." These issues may prevent an application or system from correctly processing dates up to the year 2000 and beyond. A failure to correct any critical Year 2000 processing problems prior to January 1, 2000 could have material adverse operational and financial consequences if the affected systems either cease to function or produce erroneous data. At this time, Unicom believes the major risks associated with the inability of systems and software to process Year 2000 data correctly are a system failure or miscalculation causing disruption of operations, including among other things, an inability to operate ComEd's nuclear or fossil generating plants, disruption in the operation of its transmission and distribution systems or an inability to access interconnections with the systems of neighboring utilities. Such failures could materially and adversely affect Unicom's results of operations, financial position and cash flows.

  Unicom management has established a Year 2000 project team, currently composed of over 300 members, including members of Unicom's senior management, to address Year 2000 issues. The team is focused on three elements that are integral to the project: business continuity, project management and risk management. Business continuity involves the continuation of reliable electric supply and service in a safe and cost-effective manner. Project management involves defining and meeting the project scope, schedule and budget. Risk management involves customer management, contingency planning and legal issues.

  In addition to its internal efforts, Unicom is working with various industry groups, including NERC, EPRI and EEI to coordinate electric utility industry Year 2000 efforts with the Clinton Administration's Year 2000 Conversion Council, the DOE and Congress. The DOE has asked NERC to report on the integrity of the transmission system for North America and to coordinate and assess the preparation of the electric systems in North America for the Year 2000. NERC submitted its initial status report and coordination plan to the DOE in September 1998, and a full status report is due by July 1999, as to the measures that are being taken to prepare electric power supply and delivery systems for transition into the Year 2000.

  Since July 1996, Unicom has been working to identify and address Year 2000 issues. Unicom's approach to identifying and addressing noncompliant software applications and embedded systems consists of the following stages: inventory, analysis, renovation, testing and deployment. In addition, Unicom is engaged in contingency planning for Year 2000 problems. The first stage is to inventory all applications and systems. The analysis stage involves assessing whether software applications and embedded systems are Year 2000 compliant. The renovation stage involves remediating or upgrading applications and systems to make them Year 2000 ready. The testing stage determines whether the renovated applications and systems are Year 2000 ready. The deployment stage is when the tested applications and systems are implemented. Unicom also has begun to develop contingency plans to address the possibility that the applications and systems may not be Year 2000 ready at the end of this process. An independent consultant has been engaged to assist Unicom in the assessment of the process being used to address the Year 2000 issue.

  Unicom's Year 2000 project focuses on those facets of its business that are required to deliver reliable electric service. The project encompasses the computer systems that support core business functions such as customer information and billing, finance, procurement, supply and personnel as well as the components of metering, transmission, distribution and generation support. The project also focuses on embedded systems, instrumentation and control systems in facilities and plants. In accordance with business plans, Unicom has replaced certain of its financial, human resources and customer service and billing software, and is planning to replace its payroll system in early 1999, with new software that is Year 2000 compliant, and that addresses Unicom's strategic needs as it enters a less regulated environment.

  The following table summarizes the status as of October 2, 1998 of Unicom's progress toward achieving Year 2000 readiness. The figures set forth in the table represent the estimated extent to which Unicom has completed each phase of the Year 2000 project for software applications and embedded systems.

                                                             SOFTWARE   EMBEDDED
                                                           APPLICATIONS SYSTEMS
                                                           ------------ --------
      Inventory...........................................      99%        97%
      Analysis............................................      58%        70%
      Renovation..........................................      47%         5%
      Testing.............................................      35%         7%
      Deployment..........................................      31%         4%

  The following is a brief summary of estimates of progress of the Year 2000 project and certain projected completion dates in each of Unicom's four critical business areas--nuclear generation, fossil generation, transmission and distribution and corporate information services:

  . Nuclear Generation--Software applications inventory is 90% complete and analysis is underway. Embedded systems inventory is 100% complete and analysis is 84% complete. Eight of the ten operating nuclear units are expected to be Year 2000 ready in the first half of 1999. If Year 2000 modifications are necessary, the two remaining units are expected to be made Year 2000 ready during refueling outages previously scheduled for the fourth quarter of 1999.

  . Fossil Generation--Software applications and embedded systems inventories are 100% complete. Analysis is 32% complete for software applications and 56% complete for embedded systems. Deployment of software applications and embedded systems is expected to be completed by May 30, 1999.

  . Transmission and Distribution--Software applications and embedded systems inventories are 100% complete. Analysis is 33% complete for software applications and 56% complete for embedded systems. Testing and deployment are each 20% complete for software applications. Deployment of software applications and embedded systems is expected to be completed by May 30, 1999.

  . Corporate Information Services--Inventory is 100% complete. Analysis is
    93% complete. Renovation is 88% complete. Deployment is 57% complete. Deployment of software applications and embedded systems is expected to be completed by December 31, 1998.

  Unicom's current schedule is subject to change, depending on developments that may arise through unforeseen business circumstances, and through remediation and testing phases of its compliance effort. Unicom also depends upon third parties, including customers, suppliers, government agencies and financial institutions, to reliably deliver its products and services. Unicom has begun implementing additional initiatives to assess the degree to which third parties with whom it has business relationships are addressing Year 2000 issues. These initiatives include analysis of the Year 2000 compliance programs of Unicom's critical vendors and obtaining Year 2000 warranties in certain new contracts and licenses. Unicom also has introduced protocols for assuring that software and embedded systems remain Year 2000 compliant on a continuing basis. Unicom's contingency planning is addressing mechanisms for preventing or mitigating interruption caused by its suppliers. Unicom also has an outreach program in place for communicating Year 2000 project information to residential and business customers.

  Unicom estimates that the total cost of remediating or upgrading software which would not otherwise be replaced in accordance with its business plans is approximately $20 million, and the total cost of remediating or upgrading embedded systems is approximately $20-$40 million. Approximately $12.7 million has been expended as of September 30, 1998 for external labor, hardware and software costs, and for the costs of Unicom employees who are dedicated full-time to the Year 2000 project. All of such costs are expensed as incurred. The foregoing amounts do not include the cost of new software applications installed as a result of strategic replacement projects described earlier. Such replacement projects were not accelerated because of Year 2000 issues.

  The cost of the project and the dates on which Unicom plans to complete its Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third parties' Year 2000 readiness and other factors. Further, Unicom expects to incur additional costs after 1999 to remediate and replace less critical software applications and embedded systems.

  Unicom has existing contingency plans in place for events such as extreme heat, storms, equipment failures and accidents. Unicom is preparing Year 2000 contingency plans based on the framework of existing emergency management system preparation and scenario development.

  Unicom has begun the process of developing contingency plans to address the most reasonably likely worst case scenarios that could occur in the event that various Year 2000 issues are not resolved in a timely manner. Unicom expects to submit the first draft of contingency plans to NERC by December 31, 1998, as NERC has requested. Final plans are due to be submitted to NERC by June 30, 1999. Contingency planning is an ongoing process and will continue through the fourth quarter of 1999.

  Unicom is using an approach in its contingency planning process that has been recognized by NERC and EEI. The phases of the process include: business impact analysis, contingency planning and testing. Unicom's business impact analysis requires business unit personnel to evaluate the impact of mission-critical systems failures on Unicom's core business operations, focusing on specific failure scenarios and how they can be mitigated. The necessary conditions for enacting the plans will be documented along with the appropriate personnel responsible in each of the business units should a Year 2000 failure occur. Additionally, Unicom will participate in the NERC industry-wide readiness drills scheduled for the spring and fall of 1999.

  Based on Unicom's current schedule for completion of Year 2000 tasks, it believes that its planning is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are described above. Unicom is not able to predict all the factors that could cause actual results to differ materially from its current expectations as to its Year 2000 readiness. However, if Unicom, or third parties with whom it has significant business relationships, fails to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse effect on Unicom's results of operations, financial position and cash flows.

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

  Unicom Energy Services, another subsidiary of Unicom Enterprises, is engaged in providing energy services, including gas services, performance contracting, distributed energy, active energy management systems and energy infrastructure services. In 1997, Unicom Energy Services entered into a joint venture with Sonat Marketing Company L.P. to market natural gas and related services to larger gas purchasers within ComEd's service area in Northern Illinois and other Midwestern areas. As an entry into the distributed energy market, Unicom Energy Services also entered into an alliance with AlliedSignal Power Systems, Inc., a subsidiary of AlliedSignal Inc., to market, install and service an electric energy generator developed by AlliedSignal, known as a TurboGenerator, in a 12-state region, the province of Ontario, Canada and Puerto Rico. Unicom Energy Services entered into an exclusive national distributorship agreement with Engage Networks, Inc. to market active energy management software and related hardware and services. As of September 30, 1998, Unicom Energy Services had purchase commitments of approximately $6 million.

  CONSTRUCTION PROGRAM. Unicom has approved capital expenditures for 1998 of approximately $92 million for UT Holdings, primarily related to an expansion of two of its four Chicago district cooling facilities and the related distribution piping and plants in other cities. As of September 30, 1998, UT Holdings' purchase commitments, principally related to construction, were approximately $35 million.

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

  Unicom Enterprises has a $200 million credit facility which will expire on November 15, 1999, of which $100 million was unused as of September 30, 1998. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 13 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

  In July 1998, Unicom Thermal issued $120 million of guaranteed senior unsecured 7.38% Notes due in May 2012, the proceeds of which were used to refinance existing debt. The Notes are guaranteed by Unicom and include certain covenants with respect to Unicom and Unicom Thermal's operations.

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

  NUCLEAR MATTERS. Nuclear operations have been, and remain, an important focus of ComEd--given the impact of such operations on overall O&M expenses and the ability of nuclear power plants to produce electric energy at a relatively low marginal cost. ComEd operates five nuclear plants, ranging from the older Dresden and Quad Cities Stations to the more recently completed LaSalle, Byron and Braidwood Stations, and is intent upon safe, reliable and efficient operation. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes" above, for information regarding ComEd's cessation of nuclear generation operations at its Zion Station.

  ComEd's LaSalle Station is currently on the NRC's list of plants that require increased regulatory scrutiny by the NRC. Dresden Station had been included on the list since 1992 and LaSalle and Zion Stations were added in January 1997. On July 29, 1998, the NRC removed Dresden Station from the list because of improved performance at the station, and also administratively removed Zion Station from the list because of ComEd's decision to cease further nuclear operations at the plant. The listing of LaSalle Station does not prevent ComEd from operating the generating units. However, it does mean that the NRC will devote additional resources to monitoring ComEd's operating performance and that ComEd will need to work to demonstrate to the NRC the sustainability of improvements which it believes it has undertaken and is continuing to implement. In January 1998, the NRC noted a declining performance trend at Quad Cities Station. In March 1998, the NRC stated that weaknesses were observed with respect to certain operations, maintenance and engineering activities at Quad Cities Station. On July 29, 1998, the NRC stated that there has not been sufficient operational data to enable it to assess Quad Cities Station performance. The NRC has indicated that it is monitoring ComEd's ability to manage its nuclear operations in their entirety and that the performance at any one facility will be viewed by the NRC in context with the performance of ComEd's nuclear generating group as a whole.

  In January 1997, the NRC also took the unusual step of requiring ComEd to submit information to allow the NRC to determine what actions, if any, should be taken to assure that ComEd can safely operate its nuclear generating stations while sustaining performance improvement at each site. The request stated the NRC staff's concerns with the "cyclical safety performance of ComEd nuclear stations," noting the presence on the list of plants that require increased regulatory scrutiny by the NRC of Dresden, LaSalle and Zion Stations at various times during the past ten years. It also noted concerns regarding "ComEd's ability to establish lasting and effective programs that result in sustained performance improvement." The NRC and representatives of ComEd's management have met, and will continue to meet periodically in the future, to discuss the status of recovery and restart efforts and overall performance of the ComEd nuclear program.

  ComEd has devoted, and intends to continue to devote, significant resources to the management and operations of its nuclear generating stations. In recent years, it has increased and reinforced the Nuclear Generation Group executive leadership and station management with executives and managers drawn from other utilities which have resolved similar operational and performance issues. These efforts include the appointment of a new Chief Nuclear Officer in late 1997. ComEd has also sought to identify, anticipate and address operating and performance issues in a safe, cost-effective manner while seeking to improve the availability and capacity factors of its nuclear generating units.

  ComEd's activities with respect to its nuclear generating stations have included improvements in operating and personnel procedures and repair and replacement of equipment. Although performing such improvements can result in longer unit outages, the improvements are expected to result in improved operational performance when completed. LaSalle Units 1 and 2 were shut down for extensive improvement work in September 1996. LaSalle Unit 1 was returned to service in August 1998 after the NRC determined that ComEd had made sufficient improvements at LaSalle Unit 1 for the unit to resume operations. LaSalle Unit 2 is expected to restart during the second quarter of 1999. The restart of LaSalle Unit 2 requires the resolution of material condition issues similar to those of LaSalle Unit 1.

  The NERC forecasted the possibility of electric energy shortages in the summer of 1998 in light of continued outages at nuclear plants operated by ComEd and other utilities in the Midwest power grid. ComEd took numerous steps to support the reliability of its system during the summer of 1998. Such steps included maximizing available on-system generating capacity during periods of peak demand, arrangements to purchase power from other utilities, reinforcements to the transmission systems of ComEd and neighboring utilities to increase capacity and to provide voltage support, and working with customers to manage the use of and demand for power. As a result of a unique combination of heat, storms and equipment problems affecting utilities throughout the Midwest region, on June 25, 1998, ComEd declared a NERC generation deficiency alert Level 3, which is a statement that firm load loss is possible. As of November 10, 1998, a firm load loss had not been experienced. See "Results of Operations," subcaption "Purchased Power" below, regarding the increased purchased power expense in 1998.

  Generating station availability and performance during a year have been issues in fuel reconciliation proceedings in assessing the prudence of fuel and purchased power costs during such year. Final ICC orders have been issued in fuel reconciliation proceedings related to ComEd's FAC collections for years prior to 1994 and for the year 1995. On November 5, 1998, the ICC issued an order in the proceeding for the year 1994 providing for a refund of approximately $3 million related to nuclear station performance. The ICC order is subject to appeal. In the fuel reconciliation proceeding for 1996, an intervenor and the ICC staff have filed testimony seeking a refund of approximately $78 million and $104 million, respectively, relating to nuclear station performance. The 1997 Act provides that the fuel reconciliation proceeding for 1996 must be concluded by the end of 1998. The 1997 Act also provides that, because ComEd eliminated its FAC effective January 1, 1997, the ICC shall not conduct a fuel reconciliation proceeding for the year 1997 or any subsequent years. ComEd's management believes adequate reserves have been established in connection with the FAC cases discussed above.

  Based on ComEd's most recent study approved by the ICC, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate $4.4 billion in current-year (1998) dollars, including a contingency allowance. ComEd estimates that it will expend approximately $11.6 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2034. Additionally, ComEd estimates that it will expend an aggregate of approximately $217 million in current-year (1998) dollars during the period 2000 through 2014 to maintain Zion Station in a secured mode until decommissioning begins. All such costs are expected to be funded by external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," for additional information regarding decommissioning costs.

  ENVIRONMENTAL MATTERS. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See
Note 22 of Notes to Financial Statements and "Part II. Other Information, Item
1. Legal Proceedings."

RESULTS OF OPERATIONS

  Unicom's basic and diluted earnings (loss) per common share for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                         THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                            SEPTEMBER 30       SEPTEMBER 30        SEPTEMBER 30
                         ------------------- ----------------- ---------------------
                           1998      1997      1998     1997      1998       1997
                         --------- --------- -------- -------- ----------  ---------
Basic Earnings (Loss)
 per Common Share.......     $1.22     $1.11    $1.84    $2.35     $(4.44)     $2.79
                         ========= ========= ======== ======== ==========  =========
Diluted Earnings (Loss)
 per Common Share.......     $1.22     $1.11    $1.83    $2.35     $(4.44)     $2.78
                         ========= ========= ======== ======== ==========  =========

  The earnings for the nine months and twelve months ended September 30, 1997 also include the one-time positive impact of a change in accounting principle of $197 million (after-tax), or $0.91 per common share (basic). Restated basic earnings per common share, excluding the one-time positive effect of the change in accounting principle, were $1.11, $1.44 and $1.88 for the three months, nine months and twelve months ended September 30, 1997, respectively. Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries currently are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the effect of ComEd's operations on Unicom's financial results. All EPS computations shown below reflect the impact on Unicom's basic EPS.

  NET INCOME FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998. The increase in ComEd's net income in the recent three-month period reflects, among other factors, increased kilowatthour sales which increased both operating revenues and energy costs, compared to the same period in 1997. Also contributing to the increase in net income were reduced O&M expenses and lower depreciation and amortization expense.

  Kilowatthour sales increased 4% for the three months ended September 30, 1998, compared to the same period in 1997, driven largely by increased sales to retail customers due to warmer weather experienced during the recent period, as well as continued economic growth in ComEd's service territory. Operating revenues increased 1% during the recent three-month period, compared to the same period in 1997. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs increased 21% in the third quarter of 1998, compared to the third quarter of 1997, reflecting increased demand for electricity, as well as the effects of higher purchased power prices. See "Purchased Power" below for additional information.

  O&M expenses decreased 2% for the third quarter of 1998, compared to the same period in 1997, as discussed in "Operation and Maintenance Expenses" below.

  The third quarter of 1998 includes an 8% decrease in depreciation and amortization expense, as discussed in "Depreciation and Amortization" below, and a $9 million (after-tax) reduction to the estimated liability for closing costs related to the Zion nuclear generating station, both of which increased operating results.

  NET INCOME FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998. The decrease in ComEd's net income in the recent nine-month period reflects, among other factors, the one-time positive impact of a change in accounting principle of $197 (after-tax), reflected in the September 30, 1997 results, and increased fuel and purchased power costs, partially offset by increased kilowatthour sales, decreased O&M expenses and lower depreciation and amortization expense, compared to the same period last year.

  Kilowatthour sales increased 3% for the nine months ended September 30, 1998, compared to the same period in 1997, reflecting increased sales to retail customers due to warmer summer weather experienced during the recent period, as well as continued economic growth in ComEd's service territory. Operating revenues increased 3% during the recent nine-month period, compared to the same period in 1997. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs increased 22% during the nine months ended September 30, 1998, compared to the same period in 1997, reflecting the increase in purchased power price levels and increased purchases from other utilities. See "Purchased Power" below for additional information.

  O&M expenses decreased 6% for the nine months ended September 30, 1998, compared to the same period in 1997, as discussed in "Operation and Maintenance Expenses" below.

  The recent nine months ended also includes a 6% decrease in depreciation and amortization expense, as discussed in "Depreciation and Amortization" below, and a $9 million (after-tax) reduction to the estimated liability for closing costs related to the Zion nuclear generating station, both of which increased operating results.

  In the fourth quarter of 1997, ComEd changed its accounting method for revenue recognition to record ComEd's revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997. This change in accounting method, included in restated nine months and twelve months ended September 30, 1997 results, had a cumulative one-time positive impact for years prior to 1997 of $197 million (after-tax), or $0.91 per common share.

  NET INCOME (LOSS) FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1998. The decrease in ComEd's net income (loss) in the recent twelve-month period was primarily due to ComEd's discontinuation of regulatory accounting practices for the generation portion of its business and other charges recorded in response to the enactment of the 1997 Act. The results for the twelve months ended September 30, 1998 also included a write-off in connection with the closure of Zion Station.

  ComEd discontinued regulatory accounting practices for the generation portion of its business in the fourth quarter of 1997 due to the expected transition of electric generation services to market-based pricing as a result of the 1997 Act. Accordingly, ComEd's generation-related net regulatory assets (which represent assets and liabilities properly recorded under regulatory accounting practices but which would not be recorded under GAAP for non-regulated entities) were written off, resulting in an extraordinary charge in the fourth quarter of 1997 of $810 million (after-tax), or $3.75 per common share.

  In addition, as permitted under the 1997 Act, ComEd elected to eliminate its FAC in December 1997, which resulted in a charge in the fourth quarter of 1997 of $44 million (after-tax), or $0.20 per common share. The reduction includes $25 million (after-tax), or $0.12 per common share, in net FAC charges billed to its customers in 1997, which was refunded to customers during the first six months of 1998. The reduction also includes a write-off of $19 million (after-tax), or $0.08 per common share, in underrecovered energy costs that ComEd would have been entitled to recover if the FAC had remained in effect.

  Also, the results for the twelve months ended September 30, 1998 included the write down of ComEd's investment in uranium-related properties to reflect costs which are not expected to be recovered in a competitive market. The write down resulted in a charge of $60 million (after-tax), or $0.28 per common share, in the fourth quarter of 1997.

  In the fourth quarter of 1997, ComEd changed its accounting method for revenue recognition to record ComEd's revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997. This change in accounting method, included in restated nine months and twelve months ended September 30, 1997 results, had a cumulative one-time positive impact for years prior to 1997 of $197 million (after-tax), or $0.91 per common share.

  The fourth quarter of 1997 also included a charge of $523 million (after-tax), or $2.42 per common share, reflecting the write-off of the unrecoverable portion of the cost of ComEd's Zion Station plant and inventories and a liability for future closing costs, resulting from the decision in January 1998 to cease nuclear generation operations at Zion Station.

  ComEd's kilowatthour sales increased 4% in the twelve months ended September 30, 1998, compared to the same period last year, driven largely by increased sales to retail customers due to warmer summer weather experienced during the recent twelve-month period, as well as continued economic growth in ComEd's service territory. Operating revenues increased 2% in the recent twelve-month period. See "Operating Revenues" below for additional information.

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

  Operating revenues increased $22 million, $153 million and $167 million for the three months, nine months and twelve months ended September 30, 1998, respectively, compared to the same periods ended September 30, 1997. The increase was primarily due to an increase in kilowatthour sales to retail customers of 4%, 3% and 4% for the three months, nine months and twelve months ended September 30, 1998, respectively, compared to the same periods last year. The increase in operating revenues was partially offset by approximately $80 million for a 15% residential base rate reduction which became effective on August 1, 1998. The increase in kilowatthour sales to retail customers during the recent periods was primarily due to warmer summer weather in the recent periods, compared to the same periods last year, as well as continued economic growth in ComEd's service territory. Operating revenues were reduced in the third quarter of 1998 due to a change in the presentation for certain state and municipal taxes on the Statements of Consolidated Operations and reserves for various federal and state litigation matters. See Note 19 of Notes to Financial Statements for additional information regarding the change in presentation for certain taxes on the Statements of Consolidated Operations.

  FUEL COSTS. Changes in fuel expense for the three months, nine months and twelve months ended September 30, 1998, compared to the same periods ended September 30, 1997, primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                                                      SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                                                   --------------------  ------------------  --------------------
                                                     1998       1997       1998      1997      1998       1997
                                                   ---------  ---------  --------  --------  ---------  ---------
   Cost of fuel consumed (per million Btu):
     Nuclear.....................................  $    0.54  $    0.54  $   0.58  $   0.56  $    0.59  $    0.56
     Coal........................................  $    2.59  $    2.19  $   2.35  $   2.33  $    2.28  $    2.32
     Oil.........................................  $    3.71  $    4.57  $   3.49  $   4.03  $    3.56  $    3.77
     Natural gas.................................  $    2.27  $    2.47  $   2.38  $   2.53  $    2.53  $    2.56
     Average all fuels...........................  $    1.29  $    1.21  $   1.28  $   1.31  $    1.31  $    1.28
   Net generation of electric energy (millions of
    kilowatthours)...............................     25,110     24,610    60,600    65,690     80,770     88,859
   Fuel sources of kilowatthour generation:
     Nuclear.....................................         63%        61%       62%       59%        59%        60%
     Coal........................................         31         35        31        38         34         37
     Oil.........................................        --         --          1       --           1        --
     Natural gas.................................          6          4         6         3          6          3
                                                   ---------  ---------  --------  --------  ---------  ---------
                                                         100%       100%      100%      100%       100%       100%
                                                   =========  =========  ========  ========  =========  =========

  The decreases in the net generation of electric energy for the nine months and twelve months ended September 30, 1998, compared to the same periods ended September 30, 1997, are primarily due to the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively, and lower nuclear plant availability. See "Regulation," subcaption "Nuclear Matters" above, for information regarding outages at certain of ComEd's nuclear generating stations.

  FUEL SUPPLY. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. In addition, as of September 30, 1998, ComEd had coal reserves of $221 million. In prior years, ComEd's commitments for the purchase of coal exceeded its requirements. Rather than take all the coal it was required to take, ComEd agreed to purchase the coal in place in the form of coal reserves. For additional information concerning ComEd's coal purchase commitments see "Liquidity and Capital Resources" above and for information concerning ComEd's fuel reconciliation proceedings see "Regulation," subcaption "Nuclear Matters" above. Also see
Note 1 of Notes to Financial Statements, under "Coal Reserves" and "Fuel Adjustment Clause," concerning ComEd's coal reserves and FAC, respectively.

  PURCHASED POWER. Amounts of purchased power are primarily affected by system load, the availability of ComEd's generating units, and the availability and cost of power from other utilities. Purchased power costs increased $98 million, $414 million and $502 million for the three months, nine months and twelve months ended September 30, 1998, respectively, compared to the same periods ended September 30, 1997. Such increases include $45 million for the three months and $120 million for the nine months and twelve months ended September 30, 1998 for the agreements entered into in connection with the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively. The increases in purchased power costs in the recent nine-month and twelve-month periods also reflect the effects of an extraordinary combination of heat, storms and equipment problems experienced throughout the Midwest in late June 1998 which resulted in unprecedented purchased power price levels. In addition, the increases for the nine months and twelve months ended September 30, 1998 reflect outages at certain of ComEd's nuclear generating stations. See "Regulation," subcaption "Nuclear Matters" above, for information regarding outages at certain of ComEd's nuclear generating stations.

  The number and average cost of kilowatthours purchased were as follows:

                            THREE MONTHS
                                ENDED       NINE MONTHS ENDED   TWELVE MONTHS ENDED
                            SEPTEMBER 30      SEPTEMBER 30         SEPTEMBER 30
                            --------------  ------------------  --------------------
                             1998    1997     1998      1997      1998       1997
                            ------  ------  --------  --------  ---------  ---------
   Kilowatthours
    (millions)............. 4,025   3,005     18,474    11,987     23,158     13,508
   Cost per kilowatthour...  4.81c   3.19c      3.76c     2.33c      3.52c      2.31c

  Purchased power costs increased significantly in the year 1998, compared to the year 1997, due to higher costs for power purchased from other utilities, purchase power agreements entered into in connection with the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively, and increased kilowatthour sales. The market price for electricity is subject to price volatility associated with changes in supply and demand in the electric supply markets. ComEd utilizes energy put and call option contracts and energy swap arrangements to limit market price risk associated with forward commodity contracts.

  OPERATION AND MAINTENANCE EXPENSES. O&M expenses include the expenses associated with operating and maintaining ComEd's generation, transmission and distribution assets, as well as administrative overhead and support. Given the variety of expense categories covered, there are a number of factors which affect the level of such expenses within any given period. Two major components of such expenses, however, are the costs associated with operating and maintaining ComEd's nuclear and fossil generating facilities. Generating station expenses are affected by the cost of materials, regulatory requirements and expectations, the age of facilities, as well as cost control efforts.

  During the three months, nine months and twelve months ended September 30, 1998, the aggregate level of O&M expenses decreased 2%, 6% and 2%, respectively, compared to the same periods ended September 30, 1997.

  O&M expenses associated with nuclear generating stations decreased $31 million, $163 million and $154 million during the three months, nine months and twelve months ended September 30, 1998, respectively, compared to the same periods ended September 30, 1997, principally due to the permanent cessation of nuclear generation operations at Zion Station. Beginning in 1995, ComEd increased the number and scope of maintenance activities associated with its nuclear generating stations. Such efforts are the result of station performance evaluations performed to identify the sources and causes of unplanned equipment repairs. The goal of such efforts is to design and implement cost effective repairs and improvements to increase station availability. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes" above, regarding the permanent cessation of nuclear operations at Zion Station.

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

  During the three months, nine months and twelve months ended September 30, 1998, O&M expenses associated with fossil generating stations decreased $12 million and increased $2 million and $10 million, respectively, compared to the same periods ended September 30, 1997. The decrease related to fossil generating stations for the recent three months ended September 30, 1998 is primarily due to lower plant refurbishment costs. The increases related to fossil generating stations for the recent nine months and twelve months ended September 30, 1998 is primarily due to increases in plant refurbishment costs, partially offset by the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively.

  O&M expenses associated with ComEd's transmission and distribution system increased $5 million, $13 million and $12 million for the three months, nine months and twelve months ended September 30, 1998, respectively, compared to the same periods ended September 30, 1997. The increases in the recent three-month, nine-month and twelve-month periods are primarily due to higher maintenance costs, including costs associated with storm damage. O&M expenses associated with customer-related activities increased $4 million, $15 million and $24 million for the three months, nine months and twelve months ended September 30, 1998, compared to the same periods ended September 30, 1997, primarily due to increased marketing initiatives and customer service personnel costs.

  O&M expenses also include employee benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave the company voluntarily. Such incentives included both current payments and earlier eligibility for post-retirement health care benefits, in addition to certain other one-time, employee-related costs, resulting in charges of $9 million and $26 million for the three months ended September 30, 1998 and 1997, respectively, $33 million for each of the nine months ended September 30, 1998 and 1997 and $38 million for each of the twelve months ended September 1998 and 1997.

  Other employee-related expenses, excluding the effects of employee separation plans and certain other one-time, employee-related costs, increased $31 million, $35 million and $24 million for the three months, nine months and twelve months ended September 30, 1998, respectively, compared to the same periods last year. The increases for the recent periods are primarily due to accruals for estimated incentive compensation recorded in the second and third quarters of 1998. In 1997, employee incentive compensation was recorded in the fourth quarter.

  O&M expenses for the twelve months ended September 30, 1998 also include $25 million for the additional write-off of obsolete materials and supplies recorded in the fourth quarter of 1997. O&M expenses associated with certain administrative and general costs increased $10 million, decreased $4 million and increased $17 million for the three months, nine months and twelve months ended September 30, 1998, respectively, compared to the same periods ended September 30, 1997. The increase in the recent twelve-month period is due to a variety of reasons including an increase in the provision for vacation pay, and costs associated with legal services and supply management. The effects of inflation have also increased O&M expenses during the years and are also reflected in the increases and decreases discussed herein.

  DEPRECIATION AND AMORTIZATION. Depreciation expense decreased for the three months, nine months and twelve months ended September 30, 1998, compared to the same periods ended September 30, 1997. The decreases in the recent three-month, nine-month and twelve-month periods reflect the retirement of Zion Station and the plant impairment recorded by ComEd in the second quarter of 1998, partially offset by plant additions and shortened depreciable lives for certain nuclear stations. The decreases in the recent three-month, nine-month and twelve-month periods also reflect the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively. Depreciation expense includes depreciation related to the replacement of the steam generators at Byron Unit 1 and Braidwood Unit 1 of $6 million and $15 million for the three months ended September 30, 1998 and 1997, respectively, $29 million and $44 million for the nine months ended September 30, 1998 and 1997, respectively, and $44 million and $52 million for the twelve months ended September 30, 1998 and 1997, respectively.

  The amortization of the regulatory asset, principally related to impaired production plant recorded by ComEd in the second quarter of 1998, partially offset the reductions in depreciation expense. Such amortization was $33 million for the three months and nine months ended September 30, 1998 and $37 million for the twelve months ended September 30, 1998. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," for additional information.

  INTEREST ON DEBT. Changes in interest on long-term debt and notes payable for the three months, nine months and twelve months ended September 30, 1998, compared to the same periods ended September 30, 1997, were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                 THREE MONTHS ENDED     NINE MONTHS ENDED    TWELVE MONTHS ENDED
                                    SEPTEMBER 30          SEPTEMBER 30          SEPTEMBER 30
                                --------------------- --------------------- ---------------------
                                   1998       1997       1998       1997       1998       1997
                                ---------- ---------- ---------- ---------- ---------- ----------
      Long-term debt outstand-
       ing:
       Average amount (mil-
        lions)................    $5,823     $6,148     $5,852     $6,313     $5,906     $6,375
       Average interest rate..      7.37%      7.65%      7.40%      7.65%      7.47%      7.64%
      Notes payable outstand-
       ing:
       Average amount (mil-
        lions)................    $  412     $  216     $  343     $  192     $  266     $  160
       Average interest rate..      5.94%      5.96%      5.92%      5.91%      5.94%      5.91%

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

  OTHER ITEMS. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements, under "AFUDC and Interest Capitalized." ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business. As a result, beginning in 1998, ComEd is capitalizing interest costs on its generation-related construction work in progress and nuclear fuel in process. Interest costs capitalized were $6 million for the three months and $14 million for the nine months and twelve months ended September 30, 1998. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended September 30, 1998 and December 31, 1997 were 0.75 and 0.58, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended September 30, 1998 and December 31, 1997 were 0.64 and 0.49, respectively. Earnings for the twelve months ended September 30, 1998 and December 31, 1997 were inadequate to cover fixed charges by approximately $143 million and $259 million, respectively, and fixed charges and preferred and preference stock dividend requirements by approximately $238 million and $359 million, respectively. The deficiency is principally attributable to the earnings impact of the closure of Zion Station.

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

  FORWARD-LOOKING INFORMATION. Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry--The 1997 Act," and in Note 2 of Notes to Financial Statements, (2) statements regarding estimated capital expenditures in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources-- UTILITY OPERATIONS--Construction Program," "Liquidity and Capital Resources-- UNREGULATED OPERATIONS--Construction Program" and "Changes in the Electric Utility Industry--Response to Regulatory Changes," (3) statements regarding the estimated return to service of certain nuclear generating units in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," (4) statements regarding the costs of decommissioning nuclear generating stations in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and in Note 1 of Notes of Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," (5) statements regarding cleanup costs associated with MGPs and other remediation sites in Note 22 of Notes to Financial Statements, and (6) statements regarding the risks and uncertainties relating to Year 2000 issues set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Year 2000 Conversion," including the projected completion dates in each of Unicom's four critical business areas, Unicom's dependence upon the Year 2000 readiness of third parties with whom it has significant business relationships, the estimated costs of remediating or upgrading embedded systems and software that would not otherwise be replaced in accordance with Unicom's business plans and Unicom's Year 2000 contingency planning process. Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, estimated return to service of nuclear generation units, decommissioning costs, cleanup costs and Year 2000 conversion costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding the estimated return to service of nuclear generating units are subject to the concurrence of the NRC with proceeding to power operations. The statements regarding expectations for Year 2000 readiness and Unicom's Year 2000 contingency planning process are subject to the risk that Year 2000 remediation efforts of Unicom and other parties with whom it has significant business relationships are not successful. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of September 30, 1998 and December 31, 1997, and the related statements of consolidated operations, retained earnings (deficit) and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of September 30, 1998 and December 31, 1997, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1998 and 1997, in conformity with generally accepted accounting principles.

  As discussed in Note 3, effective January 1, 1997, the Company changed its method of accounting for revenue recognition.

                                            Arthur Andersen LLP
Chicago, Illinois
November 10, 1998

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, nine months and twelve months ended September 30, 1998 and 1997 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           THREE MONTHS ENDED       NINE MONTHS ENDED      TWELVE MONTHS ENDED
                              SEPTEMBER 30            SEPTEMBER 30             SEPTEMBER 30
                          ----------------------  ----------------------  -----------------------
                             1998        1997        1998        1997        1998         1997
                          ----------  ----------  ----------  ----------  -----------  ----------
                                                (THOUSANDS OF DOLLARS)
Electric Operating Reve-
 nues...................  $2,089,547  $2,068,044  $5,576,132  $5,422,786  $ 7,226,434  $7,059,237
                          ----------  ----------  ----------  ----------  -----------  ----------
Electric Operating Ex-
 penses and Taxes:
 Fuel...................  $  349,411  $  354,584  $  831,710  $  972,374  $ 1,098,773  $1,262,710
 Purchased power........     193,637      95,762     693,726     279,402      814,380     311,952
 Operation..............     387,887     424,165   1,068,114   1,252,986    1,529,588   1,648,966
 Maintenance............     169,536     143,261     603,666     520,758      772,637     695,682
 Depreciation and amor-
  tization..............     231,008     249,801     709,774     752,523      958,400     995,926
 Taxes (except income)..     178,800     224,467     570,365     613,717      755,814     796,760
 Income taxes--
   Current--Federal.....     168,239     150,583     287,417     213,260      288,506     273,358
   --State..............      28,995      41,151      53,863      63,191       55,958      64,165
   Deferred--Federal--
    net.................     (10,920)      6,328     (29,937)     24,851        1,325      34,954
   --State--net.........       4,134      (5,082)      1,543      (6,687)      10,774       4,110
 Investment tax credits
  deferred--net.........      (6,889)     (7,570)    (20,937)    (23,364)     (28,588)    (30,399)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $1,693,838  $1,677,450  $4,769,304  $4,663,011  $ 6,257,567  $6,058,184
                          ----------  ----------  ----------  ----------  -----------  ----------
Electric Operating In-
 come...................  $  395,709  $  390,594  $  806,828  $  759,775  $   968,867  $1,001,053
                          ----------  ----------  ----------  ----------  -----------  ----------
Other Income and (Deduc-
 tions):
 Interest on long-term
  debt, net of interest
  capitalized...........  $ (107,356) $ (117,572) $ (324,693) $ (362,044) $  (441,178) $ (487,107)
 Interest on notes pay-
  able..................      (6,170)     (3,254)    (15,186)     (8,503)     (15,817)     (9,459)
 Allowance for funds
  used during construc-
  tion--
   Borrowed funds.......       2,653       4,871       6,967      13,875       11,647      17,492
   Equity funds.........       1,814       5,772       5,358      16,558       12,570      21,614
 Income taxes
  applicable to
  nonoperating
  activities............      (1,748)      1,996       4,450       4,414       11,265      11,761
 Provision for
  dividends on company-
  obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trusts
  holding solely the
  Company's
  subordinated debt
  securities............      (7,428)     (7,357)    (22,283)    (21,433)     (29,710)    (25,673)
 Loss on nuclear plant
  closure...............         --          --          --          --      (885,611)        --
 Income tax effect of
  nuclear plant
  closure...............         --          --          --          --       362,952         --
 Miscellaneous--net.....       8,597     (14,101)        916     (35,351)     (60,056)    (47,508)
                          ----------  ----------  ----------  ----------  -----------  ----------
                          $ (109,638) $ (129,645) $ (344,471) $ (392,484) $(1,033,938) $ (518,880)
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss) before
 Extraordinary Item and
 Cumulative Effect of
 Change in Accounting
 Principle..............  $  286,071  $  260,949  $  462,357  $  367,291  $   (65,071) $  482,173
Extraordinary Loss, less
 Applicable Income
 Taxes..................         --          --          --          --      (810,335)        --
Cumulative Effect of
 Change in Accounting
 Principle..............         --          --          --      196,700          --      196,700
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss).......  $  286,071  $  260,949  $  462,357  $  563,991  $  (875,406) $  678,873
Provision for Dividends
 on Preferred and
 Preference Stocks......      14,053      14,902      43,062      45,914       57,635      61,467
                          ----------  ----------  ----------  ----------  -----------  ----------
Net Income (Loss) on
 Common Stock...........  $  272,018  $  246,047  $  419,295  $  518,077  $  (933,041) $  617,406
                          ==========  ==========  ==========  ==========  ===========  ==========

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30, DECEMBER 31,
                       ASSETS                            1998          1997
                       ------                        ------------- ------------
                                                       (THOUSANDS OF DOLLARS)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $997 million and
   $1,131 million, respectively)....................  $27,622,915  $27,519,365
  Less--Accumulated provision for depreciation......   14,977,452   11,645,985
                                                      -----------  -----------
                                                      $12,645,463  $15,873,380
  Nuclear fuel, at amortized cost...................      890,235      906,043
                                                      -----------  -----------
                                                      $13,535,698  $16,779,423
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds.....................  $ 2,026,648  $ 1,855,697
  Subsidiary companies..............................       48,793       48,605
  Other investments, at cost........................       39,725       39,002
                                                      -----------  -----------
                                                      $ 2,115,166  $ 1,943,304
                                                      -----------  -----------
Current Assets:
  Cash..............................................  $    20,338  $       --
  Temporary cash investments........................       73,513       72,634
  Special deposits..................................        1,245          271
  Receivables--
    Customers.......................................    1,375,098      873,418
    Other...........................................       62,588      130,537
    Provisions for uncollectible accounts...........      (20,722)     (17,544)
  Coal and fuel oil, at average cost................      152,108      120,664
  Materials and supplies, at average cost...........      244,365      255,338
  Deferred income taxes related to current assets
   and liabilities..................................       51,774      179,493
  Prepayments and other.............................      146,973      125,507
                                                      -----------  -----------
                                                      $ 2,107,280  $ 1,740,318
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................  $ 4,473,473  $ 1,685,235
  Coal reserves.....................................      113,032      194,769
  Other.............................................       84,001      115,354
                                                      -----------  -----------
                                                      $ 4,670,506  $ 1,995,358
                                                      -----------  -----------
                                                      $22,428,650  $22,458,403
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     SEPTEMBER 30, DECEMBER 31,
           CAPITALIZATION AND LIABILITIES                1998          1997
           ------------------------------            ------------- ------------
                                                       (THOUSANDS OF DOLLARS)
Capitalization (see accompanying statements):
  Common stock equity...............................  $ 5,028,967  $ 4,866,438
  Preferred and preference stocks without mandatory
   redemption requirements..........................      506,808      507,053
  Preference stock subject to mandatory redemption
   requirements.....................................      157,118      174,328
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely
   the Company's subordinated debt securities*......      350,000      350,000
  Long-term debt....................................    5,782,824    5,562,883
                                                      -----------  -----------
                                                      $11,825,717  $11,460,702
                                                      -----------  -----------
Current Liabilities:
  Notes payable.....................................  $   408,646  $   158,150
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease
   obligations......................................      278,609      772,831
  Accounts payable..................................      470,101      490,124
  Accrued interest..................................      147,951      167,807
  Accrued taxes.....................................      423,588      198,556
  Dividends payable.................................      102,221      106,083
  Customer deposits.................................       56,266       55,214
  Accrued plant closing costs.......................       96,134      135,000
  Other.............................................      125,506      164,897
                                                      -----------  -----------
                                                      $ 2,109,022  $ 2,248,662
                                                      -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes.............................  $ 3,724,750  $ 3,839,607
  Nuclear decommissioning liability for retired
   plants...........................................    1,226,700    1,301,000
  Accumulated deferred investment tax credits.......      573,713      602,122
  Accrued spent nuclear fuel disposal fee and re-
   lated interest...................................      719,902      692,673
  Obligations under capital leases..................      401,288      437,950
  Regulatory liabilities............................      622,758      698,750
  Other.............................................    1,224,800    1,176,937
                                                      -----------  -----------
                                                      $ 8,493,911  $ 8,749,039
                                                      -----------  -----------
Commitments and Contingent Liabilities (Note 22)
                                                      $22,428,650  $22,458,403
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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                     SEPTEMBER 30,    DECEMBER 31,
                                                         1998            1997
                                                     -------------    ------------
                                                        (THOUSANDS OF DOLLARS)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,236,101 shares and 214,228,077
    shares, respectively............................   $ 2,677,951     $ 2,677,851
  Premium on common stock and other paid-in capital.     2,223,708       2,223,564
  Capital stock and warrant expense.................       (15,681)        (15,805)
  Retained earnings (deficit).......................       142,989         (19,172)
                                                       -----------     -----------
                                                       $ 5,028,967     $ 4,866,438
                                                       -----------     -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par value--
   Outstanding--13,499,549 shares ..................   $   504,957     $   504,957
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--58,211 shares and 65,912 shares, re-
    spectively......................................         1,851           2,096
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding............................           --              --
                                                       -----------     -----------
                                                       $   506,808     $   507,053
                                                       -----------     -----------
Preference Stock Subject to Mandatory Redemption Re-
 quirements:
  Preference stock, cumulative, without par value--
   Outstanding--1,756,060 shares and 2,058,560
    shares, respectively............................   $   174,919     $   205,016
  Current redemption requirements for preference
   stock included in current liabilities............       (17,801)        (30,688)
                                                       -----------     -----------
                                                       $   157,118     $   174,328
                                                       -----------     -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely the
 Company's Subordinated Debt Securities.............   $   350,000     $   350,000
                                                       -----------     -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1998 through 2002--6.00% to 9 3/8%.....   $   830,000     $ 1,060,000
    Maturing 2003 through 2012--3.70% to 8 3/8%.....     1,440,400       1,440,400
    Maturing 2013 through 2022--5.85% to 9 7/8%.....     1,791,000       1,791,000
    Maturing 2023--7 3/4% to 8 3/8%.................       560,000         560,000
                                                       -----------     -----------
                                                       $ 4,621,400     $ 4,851,400
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%.................................        94,159         100,298
  Pollution control obligations, due 2007 through
   2014--3.60% to 5 7/8%............................       140,700         142,200
  Other long-term debt..............................     1,056,346       1,016,889
  Current maturities of long-term debt included in
   current liabilities..............................       (83,304)       (501,445)
  Unamortized net debt discount and premium.........       (46,477)        (46,459)
                                                       -----------     -----------
                                                       $ 5,782,824     $ 5,562,883
                                                       -----------     -----------
                                                       $11,825,717     $11,460,702
                                                       ===========     ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS (DEFICIT)

                            THREE MONTHS ENDED    NINE MONTHS ENDED    TWELVE MONTHS ENDED
                               SEPTEMBER 30         SEPTEMBER 30          SEPTEMBER 30
                            -------------------- -------------------- ----------------------
                              1998       1997      1998       1997       1998        1997
                            --------  ---------- --------  ---------- ----------  ----------
                                               (THOUSANDS OF DOLLARS)
Balance at Beginning of
 Period...................  $(43,295) $1,258,599 $(19,172) $1,157,956 $1,418,848  $1,144,307
Add--Net income (loss)....   286,071     260,949  462,357     563,991   (875,406)    678,873
                            --------  ---------- --------  ---------- ----------  ----------
                            $242,776  $1,519,548 $443,185  $1,721,947 $  543,442  $1,823,180
                            --------  ---------- --------  ---------- ----------  ----------
Deduct--
   Dividends declared on--
    Common stock..........  $ 85,695  $   85,691 $257,082  $  257,072 $  342,773  $  342,759
    Preferred and
     preference stocks....    13,870      14,621   42,836      45,611     57,385      61,140
   Other capital stock
    transactions--net.....       222         388      278         416        295         433
                            --------  ---------- --------  ---------- ----------  ----------
                            $ 99,787  $  100,700 $300,196  $  303,099 $  400,453  $  404,332
                            --------  ---------- --------  ---------- ----------  ----------
Balance at End of Period
 (includes $546 million of
 appropriated retained
 earnings at September 30,
 1998)....................  $142,989  $1,418,848 $142,989  $1,418,848 $  142,989  $1,418,848
                            ========  ========== ========  ========== ==========  ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          THREE MONTHS ENDED      NINE MONTHS ENDED      TWELVE MONTHS ENDED
                             SEPTEMBER 30           SEPTEMBER 30             SEPTEMBER 30
                          --------------------  ----------------------  -----------------------
                            1998       1997        1998        1997        1998        1997
                          ---------  ---------  ----------  ----------  ----------  -----------
                                               (THOUSANDS OF DOLLARS)
Cash Flow from Operating
 Activities:
 Net income (loss)......  $ 286,071  $ 260,949  $  462,357  $  563,991  $ (875,406) $   678,873
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and
    amortization........    245,362    262,969     751,423     785,745   1,013,281    1,038,775
   Deferred income taxes
    and investment tax
    credits--net........    (13,348)    (6,181)     (9,008)     (5,796)   (352,101)       7,684
   Extraordinary loss
    related to write-off
    of certain net
    regulatory assets...        --         --          --          --      810,335          --
   Cumulative effect of
    change in accounting
    principle...........        --         --          --     (196,700)        --      (196,700)
   Loss on nuclear plant
    closure.............        --         --          --          --      885,611          --
   Payments for revenue
    refunds.............        --         --      (45,470)        --          --           --
   Equity component of
    allowance for funds
    used during
    construction........     (1,814)    (5,772)     (5,358)    (16,558)    (12,570)     (21,614)
   Provisions/(payments)
    for liability for
    separation costs--
    net.................     (9,853)    24,146      (2,817)     24,948     (11,779)      23,919
   Net effect on cash
    flows of changes in:
     Receivables........   (281,151)    11,093    (430,553)    101,174    (510,533)     103,390
     Coal and fuel oil..     53,064     35,704     (31,444)     (4,084)     (7,662)       5,521
     Materials and
      supplies..........     14,324       (319)      7,686         222      49,123        6,303
     Accounts payable
      excluding
      separation costs--
      net...............   (131,869)   (40,195)    (15,106)    (99,888)     63,103       36,759
     Accrued interest
      and taxes.........    107,217    107,242     205,176     140,847      57,864       29,820
     Other changes in
      certain current
      assets and
      liabilities.......     31,780     89,395      83,468     187,978     189,403      238,633
   Other--net...........     42,824     23,178     100,510     136,537     141,890      176,820
                          ---------  ---------  ----------  ----------  ----------  -----------
                          $ 342,607  $ 762,209  $1,070,864  $1,618,416  $1,440,559  $ 2,128,183
                          ---------  ---------  ----------  ----------  ----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(198,155) $(212,445) $ (618,277) $ (638,289) $ (949,613) $  (878,268)
 Nuclear fuel
  expenditures..........    (28,616)   (66,555)   (123,583)   (157,271)   (151,686)    (212,203)
 Sale of generating
  plants................        --         --      177,454         --      238,245          --
 Equity component of
  allowance for funds
  used during
  construction..........      1,814      5,772       5,358      16,558      12,570       21,614
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --      (80,077)    (80,181)   (114,721)    (116,284)
 Other investments and
  special deposits......        658      4,690        (288)    (24,610)     19,618      (21,244)
                          ---------  ---------  ----------  ----------  ----------  -----------
                          $(224,299) $(268,538) $ (639,413) $ (883,793) $ (945,587) $(1,206,385)
                          ---------  ---------  ----------  ----------  ----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Long-term debt........  $ 222,068  $     --   $  222,068  $  297,663  $  222,068  $   297,663
  Company-obligated
   mandatorily
   redeemable preferred
   securities of
   subsidiary trusts
   holding solely the
   Company's
   subordinated debt
   securities...........        --         --          --      150,000         --       150,000
  Capital stock.........         20         50         244         288         244          302
 Retirement and
  redemption of
  securities--
  Long-term debt........    (51,009)  (100,283)   (423,192)   (674,765)   (483,195)    (775,551)
  Capital stock.........    (24,270)   (37,300)    (30,495)    (40,539)    (34,066)     (44,141)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............        995        229         --          --          --           --
 Premium paid on early
  redemption of long-
  term debt.............        --         --          --       (9,500)        --        (9,500)
 Cash dividends paid on
  capital stock.........   (110,729)  (111,450)   (326,063)   (322,363)   (430,615)    (427,892)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........     39,612     22,953     101,038     104,224     146,768      170,925
 Nuclear fuel lease
  principal payments....    (43,321)   (38,206)   (204,330)   (124,061)   (246,681)    (177,109)
 Increase/(decrease) in
  short-term
  borrowings............    (81,200)  (221,000)    250,496     (86,000)    365,896     (120,800)
                          ---------  ---------  ----------  ----------  ----------  -----------
                          $(47,834)  $(485,007) $ (410,234) $ (705,053) $ (459,581) $  (936,103)
                          ---------  ---------  ----------  ----------  ----------  -----------
Increase/(decrease) in
 Cash and Temporary Cash
 Investments............  $  70,474  $   8,664  $   21,217  $   29,570  $   35,391  $   (14,305)
Cash and Temporary Cash
 Investments at
 Beginning of Period....     23,377     49,796      72,634      28,890      58,460       72,765
                          ---------  ---------  ----------  ----------  ----------  -----------
Cash and Temporary Cash
 Investments at End of
 Period.................  $  93,851  $  58,460  $   93,851  $   58,460  $   93,851  $    58,460
                          =========  =========  ==========  ==========  ==========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                         NOTES TO FINANCIAL STATEMENTS

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.

  See Unicom's Note 1 of Notes to Financial Statements for a discussion of significant accounting policies, except for the following specific policies discussed below and the subcaption "Average Common Shares Outstanding" in Unicom's Note 1.

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

  INTEREST. Total interest costs incurred on debt, leases and other obligations were $133 million and $147 million for the three months ended September 30, 1998 and 1997, respectively, $404 million and $446 million for the nine months ended September 30, 1998 and 1997, respectively, and $545 million and $597 million for the twelve months ended September 30, 1998 and 1997, respectively.

  STATEMENTS OF CONSOLIDATED CASH FLOWS. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1998 and 1997 was as follows:

                          THREE MONTHS ENDED NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30      SEPTEMBER 30       SEPTEMBER 30
                          ------------------ ----------------- -------------------
                            1998     1997      1998     1997     1998      1997
                          ------------------ -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $ 96,567  $150,582 $342,687 $405,835  $439,112  $516,489
   Income taxes (net of
    refunds)............  $ 23,040 $  27,183 $ 23,546 $ 82,684 $ 222,230 $264,408
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $ 40,954 $  24,760 $104,933 $110,533 $ 152,812 $178,161

  (2) ACCOUNTING EFFECTS RELATED TO THE 1997 ACT. See Unicom's Note 2 of Notes to Financial Statements, except for EPS information.

  (3) CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE. See Unicom's Note 3 of Notes to Financial Statements, except for pro forma and EPS information. If the new accounting method had been in effect for the full twelve months ended September 30, 1997, the pro forma unaudited operating result would have been $461,812,000, excluding the cumulative effect of a change in accounting principle.

  (4) RATE MATTERS. See Unicom's Note 4 of Notes to Financial Statements.

  (5) CLOSURE AND SALE OF PLANTS. See Unicom's Note 5 of Notes to Financial Statements, except for EPS information.

  (6) AUTHORIZED SHARES AND VOTING RIGHTS OF CAPITAL STOCK. At September 30, 1998, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--22,066,060 shares; $1.425 convertible preferred stock--58,211 shares; and prior preferred stock--

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

  See Unicom's Note 2 of Notes to Financial Statements regarding the ICC's order approving ComEd's proposed issuance of up to $3.4 billion of securities and the planned use of the proceeds to refinance debt and equity, as permitted under the 1997 Act.

  (7) COMMON EQUITY. At September 30, 1998, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 59,375
      Conversion of warrants............................................. 25,425
                                                                          ------
                                                                          84,800
                                                                          ======

  Shares of common stock issued for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                         THREE MONTHS ENDED   NINE MONTHS ENDED TWELVE MONTHS ENDED
                            SEPTEMBER 30        SEPTEMBER 30        SEPTEMBER 30
                         -------------------- ----------------- --------------------
                           1998      1997       1998     1997     1998       1997
                         --------- ---------- -------- -------- --------- ----------
Conversion of $1.425
 convertible preferred
 stock..................      652       1,607    7,848    9,261     7,848     10,245
Conversion of warrants..       52          39      176      351       187        490
                         --------  ---------- -------- -------- --------- ----------
                              704       1,646    8,024    9,612     8,035     10,735
                         ========  ========== ======== ======== ========= ==========

  At September 30, 1998 and December 31, 1997, 76,276 and 76,868,
respectively, of common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  ComEd's retained earnings had a deficit balance of $19 million at December 31, 1997. As of September 30, 1998 and December 31, 1997, $546 million and $384 million, respectively, of retained earnings had been appropriated for future dividend payments.

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

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (13) LINES OF CREDIT. See the first paragraph of Unicom's Note 13 of Notes to Financial Statements.

  (14) DISPOSAL OF SPENT NUCLEAR FUEL. See Unicom's Note 14 of Notes to Financial Statements.

  (15) FAIR VALUE OF FINANCIAL INSTRUMENTS. See Unicom's Note 15 of Notes to Financial Statements.

  (16) PENSION BENEFITS AND POSTRETIREMENT BENEFITS. See Unicom's Note 16 of Notes to Financial Statements.

  (17) SEPARATION PLAN COSTS. See Unicom's Note 17 of Notes to Financial Statements, except for EPS information.

  (18) INCOME TAXES. The components of the net deferred income tax liability at September 30, 1998 and December 31, 1997 were as follows:

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1998          1997
                                                      ------------- ------------
                                                        (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs........................   $3,979,573    $4,051,191
 Overheads capitalized..............................      128,894       131,509
 Repair allowance...................................      222,769       231,697
 Regulatory assets recoverable through future rates.      702,824       785,354
Deferred income tax assets:
 Postretirement benefits............................     (329,782)     (305,220)
 Unamortized investment tax credits.................     (195,620)     (206,112)
 Regulatory liabilities to be settled through future
  rates.............................................     (622,758)     (698,750)
 Nuclear plant closure..............................      (52,450)     (194,244)
 Other--net.........................................     (160,474)     (135,311)
                                                       ----------    ----------
Net deferred income tax liability...................   $3,672,976    $3,660,114
                                                       ==========    ==========

  The $13 million increase in the net deferred income tax liability from December 31, 1997 to September 30, 1998 is comprised of an increase of $19 million in deferred income tax expense and a $6 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities as of September 30, 1998, includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged (credited) to continuing operations for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------  ------------------  --------------------
                            1998       1997       1998      1997      1998       1997
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Electric operating in-
 come:
 Current income taxes...  $ 197,234  $ 191,734  $341,280  $276,451  $ 344,464  $ 337,523
 Deferred income taxes..     (6,786)     1,243   (28,394)   18,164     12,099     39,064
 Investment tax credits
  deferred--net.........     (6,889)    (7,570)  (20,937)  (23,364)   (28,588)   (30,399)
Other (income) and
 deductions, primarily
 deferred income taxes..      1,982     (1,971)  (11,557)   (4,093)  (415,089)   (11,320)
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 (credited) to
 continuing operations..  $ 185,541  $ 183,436  $280,392  $267,158  $ (87,114) $ 334,868
                          =========  =========  ========  ========  =========  =========

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1998 and 1997:

                                                                         TWELVE
                         THREE MONTHS ENDED    NINE MONTHS ENDED      MONTHS ENDED
                            SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                         --------------------  ------------------  -------------------
                           1998       1997       1998      1997      1998       1997
                         ---------  ---------  --------  --------  ---------  --------
Pre-tax book income
 (loss) (thousands).....  $471,612   $444,385  $742,749  $634,449  $(152,185) $817,041
Effective income tax
 rate...................      39.3%      41.3%     37.8%     42.1%      57.2%     41.0%

  The principal differences between net income taxes charged (credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED    NINE MONTHS ENDED   TWELVE MONTHS ENDED
                             SEPTEMBER 30         SEPTEMBER 30         SEPTEMBER 30
                          --------------------  ------------------  --------------------
                            1998       1997       1998      1997      1998       1997
                          ---------  ---------  --------  --------  ---------  ---------
                                           (THOUSANDS OF DOLLARS)
Federal income taxes
 computed at statutory
 rate...................  $ 165,064   $170,550  $259,962  $249,952  $ (53,265) $ 313,859
Equity component of
 AFUDC which was
 excluded from taxable
 income.................       (102)    (2,020)     (300)   (5,795)    (2,824)    (7,565)
Amortization of invest-
 ment tax credits, net
 of deferred income tax-
 es.....................     (4,517)    (7,570)  (18,246)  (23,364)   (40,221)   (30,399)
State income taxes, net
 of federal income tax-
 es.....................     21,689     25,285    35,350    39,736      2,723     47,145
Differences between book
 and tax accounting,
 primarily property-re-
 lated deductions.......      3,407     (2,809)    3,626     6,629      6,473     11,828
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 (credited) to
 continuing operations..  $ 185,541  $ 183,436  $280,392  $267,158  $ (87,114) $ 334,868
                          =========  =========  ========  ========  =========  =========

  (19) TAXES, EXCEPT INCOME TAXES. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1998 and 1997 were as follows:

                          THREE MONTHS ENDED  NINE MONTHS ENDED TWELVE MONTHS ENDED
                             SEPTEMBER 30       SEPTEMBER 30       SEPTEMBER 30
                          ------------------- ----------------- -------------------
                            1998      1997      1998     1997     1998      1997
                          --------- --------- -------- -------- --------- ---------
                                           (THOUSANDS OF DOLLARS)
Illinois electricity ex-
 cise tax...............  $  17,483 $  67,595 $119,411 $175,005 $ 172,757 $ 228,175
Illinois invested capi-
 tal....................        --     26,258      --    78,275    21,229   104,172
Illinois electricity
 distribution tax.......     29,950       --    81,580      --     81,580       --
Municipal utility gross
 receipts...............     53,001    51,626  134,108  130,696   171,506   170,502
Real estate.............     34,199    37,091   98,558  109,653   139,084   145,037
Municipal compensation..     15,319    23,884   59,404   60,808    76,882    79,343
Other--net..............     28,848    18,013   77,304   59,280    92,776    69,531
                          --------- --------- -------- -------- --------- ---------
                          $ 178,800 $ 224,467 $570,365 $613,717 $ 755,814 $ 796,760
                          ========= ========= ======== ======== ========= =========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  Effective August 1, 1998, as provided for by the 1997 Act, the Illinois electricity excise tax and certain municipal utility taxes are recorded as liabilities. Previously, similar taxes were presented on the Statements of Consolidated Operations as revenue and expense. The reduction in operating revenues and taxes (except income taxes) due to the change in presentation for such taxes was approximately $50 million for the three months, nine months and twelve months ended September 30, 1998. This change in the presentation for such taxes did not have an effect on results of operations.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--CONCLUDED

  (20) LEASE OBLIGATIONS. See the first and second paragraphs of Unicom's Note 20 of Notes to Financial Statements.

  Future minimum rental payments at September 30, 1998 for operating leases are estimated to aggregate $309 million, including $10 million in 1998, $39 million in 1999, $37 million in 2000, $31 million in 2001, $27 million in 2002 and $165 million in 2003-2024.

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

  FORWARD-LOOKING INFORMATION. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Forward-Looking Information," which is incorporated herein by this reference.

                          PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

  Since January 1, 1998, civil penalties were imposed on ComEd on four occasions for violations of NRC regulations in amounts aggregating $583,000. To ComEd's knowledge, there are no enforcement issues currently outstanding.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. ComEd was dismissed as a defendant in both actions. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts against Cotter on eight bellwether plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter included compensatory and punitive damages totaling approximately $3 million (not including prejudgment interest, which has not yet been calculated, and which Cotter anticipates may bring the total award to under $6 million), together with medical monitoring. The matter is currently on appeal. Although the other 1991 cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1997 or in these Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1998, which could have such an effect.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

  (a) Exhibits

     EXHIBIT
     NUMBER                        DESCRIPTION OF EXHIBIT
     ------- ------------------------------------------------------------------
     (10)-1  Commonwealth Edison Company Excess Benefit Savings Plan.
     (10)-2  Key Management Severance Plan for Unicom Corporation and
             Commonwealth Edison Company.
     (10)-3  Unicom Corporation Stock Bonus Deferral Plan.
     (12)    Statement computing Commonwealth Edison Company ratios of earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
     (23)-1  Consent of independent public accountants applicable to Unicom
             Corporation.
     (23)-2  Consent of independent public accountants applicable to
             Commonwealth Edison Company.
     (27)-1  Financial data schedule of Unicom Corporation.
     (27)-2  Financial data schedule of Commonwealth Edison Company.

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated July 6, 1998 was filed by Unicom and ComEd announcing Unicom Directions, a statement of objectives adopted for the purpose of improving operations, restructuring its finances and operations, and renewing its competitive and cultural focus. Among other things, these objectives contemplate that ComEd will undertake steps to offer for sale its coal-fired generation plants, representing an approximate aggregate capacity of 5,600 megawatts.

    A Current Report on Form 8-K dated October 27, 1998 was filed by Unicom and ComEd announcing that up to $200 million in funds obtained from operations or other sources may be used to repurchase shares of common stock either before or after the receipt of funds from the issuance of certain asset-backed securities known as "transitional funding instruments". The transitional funding instruments are expected to be the ultimate source of funding for the stock repurchases.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 10th day of November, 1998. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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

                                 EXHIBIT INDEX

     Exhibits filed with or incorporated by reference in Form 10-Q for the quarterly period ended September 30, 1998:

EXHIBIT
NUMBER    DESCRIPTION OF EXHIBIT
------    --------------------------------------------------------------------

(10)-1    Commonwealth Edison Company Excess Benefit Savings Plan.

(10)-2    Key Management Severance Plan for Unicom Corporation and Commonwealth
          Edison Company.

(10)-3    Unicom Corporation Stock Bonus Deferral Plan.

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