Form 10-K
period 1998-12-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1999-03-30
CIK 918040, 22606

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  (Mark
   one)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1998
   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Commonwealth Edison Company Securities Registered Pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
          Title of Each Class                           on Which Registered
---------------------------------------             ---------------------------
Sinking Fund Debentures:
 3%, due April 1, 1999
 2 7/8%, due April 1, 2001                          New York
 2 3/4%, due April 1, 1999                          New York and Chicago

Cumulative Preference Stock, without par value:
 $2.425                                             New York

Company-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely the
 Company's 8.48% Subordinated Debt
 Securities                                         New York

The estimated aggregate market value of Unicom Corporation's 217,059,469 shares of outstanding Common Stock, without par value, was approximately $7,719 million as of February 28, 1999. Approximately 99.9% of Unicom Corporation's voting stock was owned by non-affiliates as of that date.

The estimated aggregate market value of Commonwealth Edison Company's outstanding $1.425 Convertible Preferred Stock, Cumulative Preference Stock and Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Company's Subordinated Debt Securities was approximately $520 million as of February 28, 1999. Unicom Corporation held in excess of 99.99% of the 214,002,000 shares of outstanding Common Stock, $12.50 par value, of Commonwealth Edison Company as of that date.

Documents Incorporated by Reference:

  Portions of Unicom Corporation's Current Report on Form 8-K dated February 19, 1999 are incorporated by reference into Parts I, II and IV of the Unicom Corporation Annual Report on Form 10-K and portions of its definitive Proxy Statement to be filed prior to April 30, 1999, relating to its Annual Meeting of shareholders to be held on May 25, 1999, are incorporated by reference into
Part III of the Unicom Corporation Annual Report on Form 10-K.

  Portions of Commonwealth Edison Company's Current Report on Form 8-K dated February 19, 1999 are incorporated by reference into Parts I, II and IV of the Commonwealth Edison Company Annual Report on Form 10-K and portions of its definitive Information Statement to be filed prior to April 30, 1999, relating to its Annual Meeting of shareholders to be held on May 25, 1999, are incorporated by reference into Part III of the Commonwealth Edison Company Annual Report on Form 10-K.

                               UNICOM CORPORATION
                                      and
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1998

  This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1998 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Definitions...............................................................   1
Annual Report on Form 10-K for Unicom Corporation:
Part I
  Item 1. Business........................................................   2
       General............................................................   2
       Changes in the Electric Utility Industry...........................   2
       Construction Program...............................................   7
       Rate Matters.......................................................   8
       Fuel Supply........................................................   9
       Regulation.........................................................  10
       Employees..........................................................  15
       Interconnections...................................................  15
       Franchises.........................................................  16
       Executive Officers of the Registrant...............................  17
       Operating Statistics...............................................  19
       Year 2000 Conversion...............................................  20
       Market Risks.......................................................  20
       Forward-Looking Information........................................  20
  Item 2. Properties......................................................  21
  Item 3. Legal Proceedings...............................................  22
  Item 4. Submission of Matters to a Vote of Security Holders.............  25
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  25
  Item 6. Selected Financial Data.........................................  26
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of
          Operations......................................................  26
  Item 8. Financial Statements and Supplementary Data.....................  26
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  26
Part III
  Item 10. Directors and Executive Officers of the Registrant.............  27
  Item 11. Executive Compensation.........................................  27
  Item 12. Security Ownership of Certain Beneficial Owners and Manage-
   ment...................................................................  27
  Item 13. Certain Relationships and Related Transactions.................  27

                               UNICOM CORPORATION
                                      and
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1998
                         TABLE OF CONTENTS (Concluded)

                                                                            Page
                                                                            ----
Annual Report on Form 10-K for Commonwealth Edison Company:
Part I
  Item 1. Business........................................................   28
       Executive Officers of the Registrant...............................   28
  Item 2. Properties......................................................   30
  Item 3. Legal Proceedings...............................................   30
  Item 4. Submission of Matters to a Vote of Security Holders.............   30
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................   30
  Item 6. Selected Financial Data.........................................   30
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of
          Operations......................................................   30
  Item 8. Financial Statements and Supplementary Data.....................   30
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................   30
Part III
  Item 10. Directors and Executive Officers of the Registrant.............   30
  Item 11. Executive Compensation.........................................   31
  Item 12. Security Ownership of Certain Beneficial Owners and Management.   31
  Item 13. Certain Relationships and Related Transactions.................   31
Annual Reports on Form 10-K for Unicom Corporation and Commonwealth Edison
 Company:
Part IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-
   K......................................................................   32
       (a) Financial Statements, Financial Statement Schedules and Exhib-
        its...............................................................   32
       (b) Reports on Form 8-K............................................   39
  Report of Independent Public Accountants on Supplemental Schedule to
   Unicom
   Corporation............................................................   40
  Report of Independent Public Accountants on Supplemental Schedule to
   Commonwealth Edison Company............................................   41
  Schedule II--Valuation and Qualifying Accounts..........................   42
  Signature Page to Unicom Corporation Annual Report on Form 10-K.........   43
  Signature Page to Commonwealth Edison Company Annual Report on Form 10-
   K......................................................................   44

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          Term                                  Meaning
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 CHA                    Chicago Housing Authority
 City                   City of Chicago
 ComEd                  Commonwealth Edison Company
 ComEd Funding          ComEd Funding, LLC, a ComEd subsidiary
 ComEd Funding Trust    ComEd Transitional Funding Trust, a ComEd Funding
                         subsidiary
 Congress               U.S. Congress
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 EME                    Edison Mission Energy, an Edison International
                         subsidiary
 FAC                    Fuel adjustment clause
 FERC                   Federal Energy Regulatory Commission
 IBEW                   International Brotherhood of Electrical Workers (AFL-
                         CIO)
 ICC                    Illinois Commerce Commission
 IDNS                   Illinois Department of Nuclear Safety
 IDR                    Illinois Department of Revenue
 Illinois EPA           Illinois Environmental Protection Agency
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 IPCB                   Illinois Pollution Control Board
 ISO                    Independent System Operator
 February 19, 1999      Unicom's Current Report on Form 8-K including auditor's
  Form 8-K Reports       opinion dated February 19, 1999 and ComEd's Current
                         Report on Form 8-K including auditor's opinion dated
                         February 19, 1999
 MAIN                   Mid-America Interconnected Network
 MGP                    Manufactured gas plant
 NERC                   North American Electric Reliability Council
 NPDES                  National Pollutant Discharge Elimination System
 NPL                    National Priorities List
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 OSHA                   Occupational Safety and Health Administration
 SEC                    Securities and Exchange Commission
 SPEs                   Special purpose entities
 S&P                    Standard & Poor's
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom Enterprises
                         subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 Unicom Thermal         Unicom Thermal Technologies Inc., a UT Holdings
                         subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom Enterprises subsidiary

               ANNUAL REPORT ON FORM 10-K FOR UNICOM CORPORATION

                                    PART I

Item 1. Business.

General

  Unicom was incorporated in January 1994. ComEd, a regulated electric utility, is the principal subsidiary of Unicom. Unicom Enterprises is an unregulated subsidiary of Unicom and is engaged, through its subsidiaries, in energy service activities. Unicom's principal executive offices are located at Ten South Dearborn Street, Post Office Box A-3005, Chicago, Illinois 60690-3005, and its telephone number is 312/394-7399.

  ComEd represents substantially all of the assets, revenues and net income
(loss) of Unicom; and Unicom's resources and results of operations are largely dependent on, and reflect, those of ComEd. Consequently, the following discussion focuses on ComEd's utility operations although information is also provided about Unicom's unregulated operations.

  Utility Operations. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd was organized in the state of Illinois on October 17, 1913 as a result of the merger of Cosmopolitan Electric Company into the original corporation named Commonwealth Edison Company. The latter had been incorporated on September 17, 1907. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of December 31, 1998. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately one-third of its ultimate consumer revenues in 1998. ComEd had 3.5 million electric customers at December 31, 1998. ComEd's principal executive offices are located at Ten South Dearborn Street, Post Office Box 767, Chicago, Illinois 60690-0767, and its telephone number is 312/394-4321.

  Unregulated Operations. Unicom Enterprises is engaged, through subsidiaries, in energy service activities which are not subject to utility regulation by federal or state agencies. One of these subsidiaries, UT Holdings, provides district cooling and related services to offices and other buildings in the central business district of the City and in other cities in North America, generally working with local utilities. District cooling involves, in essence, the production of chilled water at one or more central locations and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used by customers in lieu of self-generated cooling.

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

Changes in the Electric Utility Industry

  Unicom and its predominant business, electric energy generation, transmission and distribution, are in a period of fundamental change. These changes are attributable to changes in technology and regulation. Federal law and regulations have been amended to provide for open transmission system access, and various states, including Illinois, are considering, or have adopted, new regulatory structures to allow access by some or all customers to energy suppliers in addition to the local utility.

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

  Federal Regulation. The Energy Policy Act of 1992, among other things, empowered FERC to introduce a greater level of competition into the wholesale marketplace for electric energy. Under FERC Order No. 888, utilities are required to file open access tariffs with regard to their transmission systems. These tariffs set forth the terms, including prices, under which other parties and the utility's wholesale marketing function may use the utility's transmission system. ComEd has an approved open access tariff with the FERC. A companion FERC rule, Order No. 889, requires the separation of the transmission operations and wholesale marketing functions so as to ensure that unaffiliated third parties have access to the same information as to system availability and other requirements. The FERC Order further requires utilities to operate an electronic bulletin board to make transmission price and access data available to all potential users. A key feature of FERC Order No. 888 is that it contemplates full recovery of a utility's costs "stranded" by competition. These costs are "stranded" or "strandable" to the extent market-based rates would be insufficient to allow for their full recovery. To recover stranded costs, the utility must show that it had a reasonable expectation that it would continue to serve the customer in question under its regulatory compact. In addition, some government entities, such as cities, may elect to "municipalize" a utility's distribution facilities through condemnation proceedings. Such municipalities would then be able to purchase electric power on a wholesale basis and resell it to customers over the newly acquired facilities. The FERC Order provides for the recovery of a utility's investment stranded by municipalization.

  The 1997 Act. In December 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. Major provisions of the 1997 Act applicable to ComEd include a 15% residential base rate reduction which became effective August 1, 1998, an additional 5% residential base rate reduction commencing on May 1, 2002 and gradual customer access to other electric suppliers. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. ComEd's operating revenues were reduced by approximately $170 million in 1998 due to the rate reduction. ComEd is engaged in certain pricing experiments contemplated by the 1997 Act, which reduced ComEd's operating revenues by approximately $30 million in 1998 and are expected to reduce operating revenues by $55 million in 1999, compared to 1997 rate levels; however, such reductions are expected to be offset by the effects of customer growth. ComEd expects that the 15% residential base rate reduction will reduce ComEd's operating revenues by approximately $380 million in 1999, compared to 1997 rate levels.

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

  Notwithstanding these rate reductions, and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 through 1999 and plus 6.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two year average basis. The earnings sharing provision is applicable only to utility earnings. Increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods.

  Under the 1997 Act, utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select an alternative energy supplier can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. The 1997 Act also requires utilities to establish or join an ISO that will independently manage and control utility transmission systems. Additionally, the 1997 Act includes the leveling of certain regulatory requirements to permit operational flexibility, the leveling of certain regulatory and tax provisions as applied to various electric suppliers and a new, more stringent, liability standard applicable to ComEd in the event of a major outage. See "Response to Regulatory Changes" below for additional information.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such securities issuances must be used to refinance outstanding debt and equity to lower ComEd's overall cost of capital. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period which commenced on August 1, 1998. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Capital Resources", and Notes 2, 7 and 24 of Notes to Financial Statements, in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, for additional information regarding the issuance of transitional trust notes and the planned use of the proceeds.

  As a result of the 1997 Act and the FERC rules, prices for the supply of electric energy are expected to change from cost-based, regulated rates to rates determined by competitive market forces. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps include cost control efforts, developing new sources of revenue and asset dispositions. See "Response to Regulatory Changes" below for additional information.

  See Note 2 of Notes to Financial Statements in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, for the accounting effects related to the 1997 Act.

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

  Under the 1997 Act, the role of electric utilities in the supply and delivery of energy is expected to change. Utilities, such as ComEd, traditionally have been responsible for providing both adequate supply and reliable delivery of electricity to customers within their service areas. In the future, ComEd will continue to be obligated to provide a reliable delivery system. However, ComEd will be obligated to supply electricity only to those customers that it continues to serve under tariffs for electricity, but not to those customers who choose to rely on the marketplace. Nonetheless, during the transition period to a competitive supply marketplace, ComEd must provide both an adequate supply and reliable delivery of electricity. Given the tight capacity situation in ComEd's market, ComEd will continue working to restore and maintain its available capacity, as well as working to assist in the development of a competitive supply marketplace in Illinois.

  ComEd has a significant commitment to, and investment in, nuclear generating capacity. ComEd has installed a new management team responsible for improving nuclear operations. Such improvements are aimed at increasing levels of energy generation, or capacity factors, at ComEd's nuclear generating units while simultaneously improving ComEd's record of meeting NRC requirements and INPO performance standards. Increased capacity factors generally result in lower unit production costs and an improved opportunity to generate and sell electricity in a competitive marketplace. Efforts are also being made to control capital and operating costs through increased efficiencies, such as the reduction of downtime and expenses associated with generating unit maintenance and refueling outages.

  ComEd also evaluated the recoverability of its generating plant investment as a result of the 1997 Act. This evaluation, based upon interpretative guidance issued by the SEC, resulted in a conclusion that the investment was impaired and should be reduced. See Note 2 of Notes to Financial Statements in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, for additional information. Notwithstanding these efforts, there continues to be an ongoing analysis of the ability of ComEd's various nuclear plants to generate and deliver electric energy safely at competitive prices in the competitive market for energy. Although short-term system reliability and capacity constraints are likely to support the continued operation of ComEd's nuclear units in the near term, expected longer term developments are likely to make decision-making a function of economic considerations. In the absence of short-term reliability and capacity constraints, if a generating plant cannot produce power safely at a cost below the competitive market price, it will be disposed of or closed. Plant impairment adjustments have reduced the carrying value of nuclear plants, and depreciation rates reflecting shortened estimated useful lives for certain stations will reduce the carrying value further during the next several years. However, closure of a plant could involve additional charges associated with the write-off of its then-current carrying value. In January 1998, Unicom and ComEd announced its decision to permanently cease nuclear generating operations at ComEd's Zion Station. The related retirement resulted in a charge in 1997 of $523 million (after-tax), or $2.42 per common share (basic), reflecting both a write down of the plant's carrying value and a liability for future closing costs. A portion of Zion Station is used to provide voltage support in the transmission system that serves ComEd's northern region. See Note 5 of Notes to Financial Statements in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, for additional information.

  In response to customer expectations and more stringent reliability standards provided for by the 1997 Act, ComEd's Board of Directors approved a $307 million increase in capital expenditures on its transmission and distribution systems over the next three years. See "Construction Program-- Utility Operations" below, for additional information regarding capital spending for the transmission and distribution systems.

  ComEd joined with other Midwestern utilities to form a regional Midwest ISO in January 1998. Presently, a number of these utilities, including ComEd, have agreed to place their transmission systems under the control of the Midwest ISO. The Midwest ISO is a key element in accommodating the restructuring of the electric industry and will promote enhanced reliability of the transmission system, equal access to the transmission system and increased competition. The Midwest ISO has established an independent body that will ultimately direct the planning and operation of the transmission system for the utilities involved. The Midwest ISO will have operational control over the transmission system and will have authority to require modification in the operation of generators connected to that system during system emergencies. ComEd will retain ownership of its transmission system. The formation of the Midwest ISO was approved by FERC in September 1998, subject to certain conditions. The Midwest ISO members elected a Board of Directors in December 1998.

  Fossil Plants Sale Agreement. On March 22, 1999, ComEd entered into an Asset Sale Agreement providing for the sale of substantially all of the assets of its fossil generation business to EME for a cash purchase price of $4.813 billion. The assets include ComEd's six coal-fired generating plants, an oil and gas-fired plant, and nine peaking unit sites, which together represent an aggregate generating capacity of approximately 9,772 megawatts. Completion of the sale is subject to certain regulatory filings and approvals and is expected to occur during the fourth quarter of 1999.

  The sale is expected to produce a net after-tax gain of approximately $1.7 billion after recognizing the costs associated with ComEd's long-term coal contract obligations and certain employee-related costs. However, the net gain will be utilized to recover the after-tax effect of the amortization of regulatory asset established in 1998 as a result of an impairment evaluation of production plant costs. At December 31, 1998, the regulatory asset for impaired production plant was approximately $3.0 billion and is expected to be fully recovered and amortized by year-end 1999 as a result of the gain on the fossil plants. Net cash proceeds from the sale are expected to exceed $3.0 billion and will be used to fund ComEd's program to reinforce and enhance its transmission and distribution system, to support ComEd's improvement of its nuclear generation operations and to provide a foundation for growth in other business opportunities.

  As part of the sale transaction, ComEd will enter into transitional power purchase agreements with the buyer. The agreement regarding the coal-fired units would cover a declining number of generating units over a five-year term, subject to an option in favor of ComEd to restore some or all of the units in later years of the agreement. The agreements regarding the oil and gas-fired plant and the peaking units cover the entire capacity of such generating units for a five-year term, subject to ComEd's option commencing in year three to terminate the agreements as to some or all of the generating units. The options will provide some flexibility to ComEd to adjust its power purchase needs to match its obligations to its customers during the transition period to open access for customers. Each of the agreements provides for a monthly capacity charge, based upon the capacity of the generating units under contract and subject to adjustment based upon the availability of those generating units, as well as charges for delivered energy. Such charges will increase ComEd's purchased power costs. However, the disposition of the fossil generation business will reduce ComEd's operation and maintenance expenditures and its depreciation charges.

Construction Program

  Utility Operations. ComEd has a construction program for the years 1999-2001, which consists principally of improvements to its existing nuclear and other electric production, transmission and distribution facilities. The program, as currently approved by ComEd, includes the following estimated expenditures (excluding nuclear fuel expenditures of approximately $676 million).

                                                         1999  2000 2001 Total
                                                        ------ ---- ---- ------
                                                         (Millions of Dollars)
   Nuclear............................................. $  265 $158 $167 $  590
   Fossil..............................................    155  106   66    327
   Transmission and Distribution.......................    515  527  529  1,571
   General.............................................    109   83   80    272
                                                        ------ ---- ---- ------
                                                        $1,044 $874 $842 $2,760
                                                        ====== ==== ==== ======

  The above fossil plant construction expenditures may not be required after the sale of the plants is completed.

  This program includes an increase in capital expenditures on ComEd's transmission and distribution systems of approximately $307 million over the next three years, in addition to the estimated $1.3 billion previously planned to be spent on these systems over the same time period. A significant portion of such additional expenditures is intended to increase the reliability of ComEd's distribution system by replacing certain equipment and increasing automation to identify distribution problems faster and more quickly restore power to customers.

  ComEd's construction expenditures during 1998 were $912 million.

  ComEd's net nuclear generating plant, including construction work in progress and nuclear fuel, and excluding the decommissioning costs included in the accumulated provision for depreciation, is $7.9 billion at December 31, 1998. The net nuclear generating plant does not include the impact of the $3.0 billion plant impairment recorded in June 1998. Gross additions to and retirements from utility property, excluding nuclear fuel, of ComEd and the Indiana Company for the five years ended December 31, 1998 were $4,422 million and $1,564 million, respectively (after reflecting the closure of Zion Station and the sales of State Line and Kincaid Stations).

  ComEd periodically reviews its projection of probable future demand for electricity in its service territory. It currently projects average annual growth of 1.75% in annual peak load and 1.5% in total annual electricity requirements, excluding sales to other utilities. ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity, equivalent purchased power and/or the development of additional demand-side management resources, in 1999 and each year thereafter for the foreseeable future. However, ComEd believes that adequate resources, including cost-effective, demand-side management resources, non-utility generation resources and other-utility power purchases, can be obtained in sufficient quantities to meet such forecasted needs. The growth projections do not reflect the impact of customer access to other suppliers which begins on a phased basis on October 1, 1999.

  Purchase commitments for ComEd, principally related to construction and nuclear fuel, approximated $335 million at December 31, 1998. In addition, ComEd's estimated commitments for the purchase of coal are as follows:

        Contract                                         Period   Commitment (1)
        --------                                        --------- --------------
      Black Butte Coal Co.............................. 1999-2000      $434
      Decker Coal Co. ................................. 1999-2014       478
      Other commitments ............................... 1999-2000        38
                                                                       ----
                                                                       $950
                                                                       ====

     --------
     (1) In millions of dollars, excluding transportation costs. No estimate of future costescalation has been made.

  Upon completion of the Asset Sale Agreement, ComEd expects to enter into arrangements to assign or buyout the coal purchase commitments. For additional information concerning these coal contracts and ComEd's fuel supply, see "Fuel Supply" below and Note 22 of Notes to Financial Statements in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Capital Resources," in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, for information regarding the capital resources of ComEd.

  Unregulated Operations. Unicom has approved capital expenditures for 1999 of approximately $88 million for UT Holdings, primarily related to an expansion of its Chicago district cooling facilities and the related distribution piping and plants in other cities. As of December 31, 1998, UT Holdings' purchase commitments, principally related to construction, were approximately $21 million.

  Unicom has approved capital expenditures for 1999 of approximately $47 million for Unicom Energy Services. As of December 31, 1998, Unicom Energy Services had purchase commitments of approximately $10 million.

  Unicom expects to obtain funds to invest in its unregulated subsidiaries principally from dividends received on its ComEd common stock and from bank borrowings. The availability of ComEd's dividends to Unicom is dependent on ComEd's financial performance and cash position. Other forms of financing by ComEd to Unicom or the unregulated subsidiaries of Unicom, such as loans or additional equity investments would be subject to prior approval by the ICC.

  Unicom Enterprises has a $200 million credit facility which will expire on November 15, 1999, of which $115 million was unused as of December 31, 1998. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds.

  In July 1998, Unicom Thermal issued $120 million of 7.38% unsecured guaranteed senior Notes due May 2012, the proceeds of which were used to refinance existing debt. The Notes are guaranteed by Unicom and include certain covenants with respect to Unicom and Unicom Thermal's operations.

  See Notes 12 and 13 of Notes to Financial Statements in Unicom's February 19, 1999 Form 8-K Report, which is incorporated herein by reference, for additional information regarding certain covenants with respect to Unicom, Unicom Enterprises and Unicom Thermals' operations.

Rate Matters

  Final ICC orders have been issued in fuel reconciliation proceedings related to ComEd's FAC collections for all years except for 1994. On November 5, 1998, the ICC issued an order in the proceeding for the year 1994 providing for a refund of approximately $3 million related to nuclear station performance. On February 9, 1999, an intervenor moved to dismiss its appeal of the 1994 ICC order. On December 29, 1998, the ICC issued an order for the 1996 fuel reconciliation proceeding requiring ComEd to refund approximately $19 million related to nuclear station performance. The 1997 Act provides that, because ComEd eliminated its FAC effective January 1, 1997, the ICC shall not conduct a fuel reconciliation proceeding for the year 1997 and subsequent years. For information regarding the 1997 Act and the elimination of ComEd's FAC, see
Note 2 of Notes to Financial Statements in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference.

  Three of ComEd's wholesale municipal customers filed a complaint and request for refund with the FERC alleging that ComEd failed to properly adjust their rates, as provided for under the terms of their electric service contracts, to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, the FERC granted the complaint and directed that refunds be made, with interest. ComEd filed and was granted a request for rehearing for purposes of reconsideration with the FERC. If the order is upheld, ComEd must make refunds within 15 days of the resolution for rehearing.

  ComEd's management believes adequate reserves have been established in connection with the cases discussed above.

  See "Changes in the Electric Utility Industry--The 1997 Act" above for information regarding the 1997 Act.

Fuel Supply

  The kilowatthour generation of ComEd for 1998 was provided from the following fuel sources: nuclear 65%, coal 30% and natural gas 5%. Net generation of electric energy for 1998, compared to prior years, decreased primarily due to the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively. Lower nuclear generation as a percentage of total generation for 1997, compared to recent prior years, was primarily due to outages at certain of ComEd's nuclear generating stations. See "Regulation--Nuclear" below for information regarding outages at certain of ComEd's nuclear generating stations.

  Nuclear Fuel. ComEd has uranium concentrate inventory and supply contracts sufficient to meet all of its uranium concentrate requirements through 1999 and portions of its uranium concentrate requirements for periods beyond 1999. ComEd's contracted conversion services are sufficient to meet all of its uranium conversion requirements through 2000 and portions beyond 2000. All of ComEd's enrichment requirements have been contracted through 2003 and portions of its enrichment requirements for periods beyond 2003. Commitments for fuel fabrication have been obtained for ComEd's nuclear units at least through 2005. ComEd does not anticipate that it will have any difficulty in negotiating contracts for uranium concentrates, conversion, enrichment and fuel fabrication services for its remaining requirements.

  Under the Energy Policy Act of 1992, investor-owned electric utilities that have purchased enrichment services from the DOE are being assessed amounts to fund a portion of the cost for the decontamination and decommissioning of uranium enrichment facilities owned and previously operated by the DOE. ComEd's portion of such assessments is estimated to be approximately $17 million per year (to be adjusted annually for inflation) to 2007. The Act provides that such assessments are to be treated as a cost of fuel. See Note 1 of Notes to Financial Statements, under "Nuclear Fuel," in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, for information related to the accounting for such costs.

  See "Regulation--Nuclear" below for information concerning the disposal of radioactive waste.

  Coal. ComEd burns low sulfur western coal at all of its coal-fired stations. ComEd generally maintains a coal inventory equal to 30 to 45 days of high utilization. In view of the general concern regarding the ability of electronic processing systems to recognize the date change on January 1, 2000, ComEd intends to increase its coal inventory to a 60 day supply in order to provide an additional reserve in the event that transportation or supply disruptions are experienced in connection with the date change. As of February 28, 1999, coal inventories approximated 50 days. The average cost per ton of coal consumed by ComEd for the years 1998, 1997 and 1996, including transportation charges, was $38.55, $38.47 and $41.16, respectively.

  Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. Upon completion of the Asset Sale Agreement, ComEd expects to enter into arrangements to assign or buyout the coal purchase commitments. For additional information concerning ComEd's coal purchase commitments, see "Construction Program--Utility Operations" above. For information regarding the agreement to sell the fossil units, including peaking units, see "Changes in the Electric Utility Industry--Fossil Plants Sale Agreement" above.

  Oil and Gas. ComEd's fast-start peaking units use middle distillate oils. Approximately half of this capacity can also be fueled with natural gas. ComEd's 2,698,000 kilowatt Collins Station is fueled with natural gas and residual oil. ComEd purchases oil and gas in the spot market as needed. ComEd has a contract for the delivery and storage of natural gas from gas pipelines to Collins Station, which expires in 2003. Upon completion of the Asset Sale Agreement, ComEd expects to enter into arrangements to assign or buyout the contract for the delivery and storage of natural gas for Collins Station. For information regarding the announced sale of the fossil units, including peaking units, see "Changes in the Electric Utility Industry--Fossil Plants Sale Agreement" above.

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

  ComEd is subject to the jurisdiction of the FERC with respect to the issuance of certain of its securities. ComEd is also subject to the jurisdiction of the FERC and the DOE under the Federal Power Act with respect to certain other matters, including the sale for resale of electric energy and the transmission of electric energy in interstate commerce, and to the jurisdiction of the DOE with respect to the disposal of spent nuclear fuel and other radioactive wastes. See "Changes in the Electric Utility Industry-- Federal Regulation" above for information regarding the recent FERC Orders and the Energy Policy Act of 1992.

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

  Nuclear. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. The costs incurred by the DOE for disposal activities will be paid out of fees charged to owners and generators of spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations. That contract provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. This extended delay in spent nuclear fuel acceptance by the DOE has led to ComEd's consideration of additional dry storage alternatives. On July 30, 1998, ComEd filed a complaint against the United States in the United States Court of Federal Claims, seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of spent nuclear fuel in January 1998.

  The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. Pursuant to the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and related interest is reflected on the Consolidated Balance Sheets in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference.

  ComEd has responsibility for the storage of its spent nuclear fuel until it is accepted by the DOE. Dresden Station has spent fuel capacity through the year 2001, Zion Station has capacity for all of its spent fuel, Byron and Braidwood Stations have spent fuel capacity through approximately 2009, Quad Cities Station has spent fuel capacity through 2006 and LaSalle Station has spent fuel capacity through at least 2011. ComEd is developing on site dry cask spent fuel storage for Dresden Unit 1, which is expected to be funded by the external decommissioning trusts. See "Depreciation, Amortization of Regulatory Assets and Decommissioning" under Note 1 of Notes to Financial Statements in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, for information regarding the external decommissioning trusts. The Dresden Unit 1 dry storage canisters will meet the federal requirements for both storage and transportation of spent nuclear fuel. The storage canisters could be used by the year 2000. Meeting spent fuel storage requirements beyond the years stated above could require new and separate storage facilities.

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

  ComEd is subject to the jurisdiction of the NRC with respect to its nuclear generating stations. The NRC regulations control the granting of permits and licenses for the construction and operation of nuclear generating stations and subject such stations to continuing review and regulation. The NRC review and regulatory process covers, among other things, the operations, maintenance, and environmental and radiological aspects of such stations. The NRC may modify, suspend or revoke licenses and impose civil penalties for failure to comply with the Atomic Energy Act, the regulations under such Act or the terms of such licenses.

  Nuclear operations have been, and remain, an important focus of ComEd--given the impact of such operations on overall O&M expenses and the ability of nuclear power plants to produce electric energy at a relatively low marginal cost. ComEd operates five nuclear power plants, ranging from the older Dresden and Quad Cities Stations to the more recently completed LaSalle, Byron and Braidwood Stations, and is intent upon safe, reliable and efficient operation. See "Changes in the Electric Utility Industry--Response to Regulatory Changes" above for information regarding ComEd's permanent cessation of nuclear generation operations at its Zion Station.

  ComEd's LaSalle Station is currently on the NRC's list of plants that require increased regulatory scrutiny. Dresden Station had been included on the list since 1992 and LaSalle and Zion Stations were added in January 1997. In July 1998, the NRC removed Dresden Station from the list because of improved performance at the station, and also administratively removed Zion Station from the list because of ComEd's decision to permanently cease further nuclear operations at that plant. The listing of LaSalle Station does not prevent ComEd from operating the generating units; however, it does mean that the NRC will devote additional resources to monitoring ComEd's operating performance and that ComEd will need to work to demonstrate to the NRC the sustainability of improvements which it believes it has undertaken and is continuing to implement. In January 1998, the NRC noted a declining performance trend at Quad Cities Station. In March 1998, the NRC stated that weaknesses were observed with respect to certain operations, maintenance and engineering activities at Quad Cities Station. In July 1998, the NRC stated that there had not been sufficient operational data to enable it to assess Quad Cities Station's performance. The NRC indicated that it is monitoring ComEd's ability to manage its nuclear operations in their entirety and that the performance at any one facility will be viewed by the NRC in context with the performance of ComEd's nuclear generating fleet as a whole. The NRC and representatives of ComEd's management have met, and will continue to meet periodically in the future, to discuss the status of recovery and restart efforts and overall performance of the ComEd nuclear program.

  ComEd has devoted, and intends to continue to devote, significant resources to the management and operations of its nuclear generating stations. In recent years, it has increased and reinforced the Nuclear Generation Group executive leadership and station management with executives and managers drawn from other utilities that have resolved similar operational and performance issues. These efforts include the appointment of a new Chief Nuclear Officer in late 1997. ComEd has also sought to identify, anticipate and address operating and performance issues in a safe, cost-effective manner, while seeking to improve the availability and capacity factors of its nuclear generating units.

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

  The NERC forecasted the possibility of electric energy shortages in the summer of 1998 in light of continued outages at nuclear plants operated by ComEd and other utilities in the Midwest power grid. ComEd took numerous steps to support the reliability of its system during the summer of 1998. Such steps included maximizing available on-system generating capacity during periods of peak demand, arrangements to purchase power from other utilities, reinforcements to the transmission systems of ComEd and neighboring utilities to increase capacity and to provide voltage support, and working with customers to manage the use of and demand for power. As a result of a unique combination of heat, storms and equipment problems affecting utilities throughout the Midwest region, on June 25, 1998, ComEd declared a NERC generation deficiency alert Level 3, which is a statement that a firm load loss is possible. No firm load losses were experienced in 1998.

  Generating station availability and performance during a year have been issues in fuel reconciliation proceedings in assessing the prudence of fuel and purchased power costs during such year. See "Rate Matters" above, for information regarding the elimination of ComEd's FAC.

  Based on ComEd's most recent study approved by the ICC, decommissioning costs, including the cost of decontamination and dismantling, are estimated to aggregate to $4.6 billion in current-year (1999) dollars, including a contingency allowance. ComEd estimates that it will expend approximately $11.6 billion, including a contingency allowance, for decommissioning costs primarily during the period from 2007 through 2034. Additionally, ComEd estimates that it will expend an aggregate of approximately $226 million in current-year (1999) dollars during the period 2000 through 2014 to maintain Zion Station in a secured mode until decommissioning begins. All such costs are expected to be funded by external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, for additional information regarding decommissioning costs.

  During the year 1998, civil penalties were imposed on ComEd on six occasions for violations of NRC regulations in amounts aggregating $583,000. To ComEd's knowledge, there is one current enforcement issue outstanding and under review by the NRC.

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

  Environmental. ComEd is subject to regulation regarding environmental matters by the United States and by the states of Illinois, Iowa and, in the case of Cotter, Colorado, and by local jurisdictions where ComEd operates its facilities. The IPCB has jurisdiction over environmental control in the state of Illinois, which includes authority to regulate air, water and noise emissions and solid waste disposal, together with the Illinois EPA, which enforces regulations of the IPCB and issues permits in connection with environmental control. The U.S. EPA administers certain federal statutes relating to such matters. The IPCB has published a proposed rule under which it would have the power to regulate radioactive air pollutants under the Illinois Environmental Protection Act and the Federal Clean Air Act Amendments of 1977.

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

  The Clean Air Act Amendments require reductions in nitrogen oxide emissions from ComEd's fossil fuel generating units. In January 1996, the U.S. EPA issued a final rule exempting existing sources inside the Chicago ozone non-attainment area from further nitrogen oxide emission reductions; however, this exemption is limited pending the finalization of the U.S. EPA Clean Air Act,
Section 110. The U.S. EPA issued a final rule in late 1998 which mandates reductions in nitrogen oxide emissions to address ozone transport problems in much of the eastern United States. In its current form, the final rule requires electric utility sources in a 22-state region to meet a nitrogen oxide equivalent of 0.15 lbs/MBtu, implemented by a cap and trade program. Under the Acid Rain program, the U.S. EPA prepared nitrogen oxide emission regulations that apply to all of ComEd's boilers with a compliance date of January 1, 2000. These regulations include limits for cyclone and tangentially fired boilers of 0.86 and 0.40 lbs/mm Btu, respectively.

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

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year
(1999) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, as of December 31, 1998 and 1997, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of December 31, 1998 and 1997, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, representing

ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites, pursuant to CERCLA and state environmental laws, will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

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

  See "Item 3. Legal Proceedings" regarding Cotter.

Employees

  Unicom and its subsidiary companies had approximately 15,962 employees as of December 31, 1998. ComEd had approximately 15,859 employees as of December 31, 1998 of which approximately 8,921 ComEd employees were represented by IBEW Local 15.

  The Collective Bargaining Agreement with Local 15 became effective August 25, 1997, and provides, among other things, for a term expiring on March 31, 2001. A previously negotiated general wage increase of 1.5% was effective April 1, 1997, for all employees covered by the Collective Bargaining Agreement. Additionally, a general wage increase of 1.5% was effective October 13, 1997, and was applied on a retroactive basis to March 31, 1997. For each of the remaining three years, a 3% general wage increase will be granted to employees covered by the Collective Bargaining Agreement, effective the beginning of the pay period that includes April 1st of each such year.

  The supplemental agreements covering the life insurance, savings and investment plan, and health care plans are effective through March 31, 2001. The supplemental agreement covering pension benefits is effective through September 30, 1999.

Interconnections

  ComEd has interconnections for the transmission of electricity with Central Illinois Light Company, Central Illinois Public Service Company (a subsidiary of Ameren), Illinois Power Company, Indiana Michigan Power Company (a subsidiary of American Electric Power Company), Alliant West, MidAmerican Energy Company, Northern Indiana Public Service Company, Wisconsin Electric Power Company and Alliant East for the purpose of exchanging energy and for other forms of mutual assistance.

  ComEd and 44 other Midwest power systems are regular members of MAIN, which also includes 20 associate members. The members have entered into an agreement to work together to ensure the reliability of electric power production and transmission throughout the area they serve.

  ComEd joined with other Midwestern utilities to form a regional Midwest ISO in January 1998. See "Changes in the Electric Utility Industry--Response to Regulatory Changes" above for additional information.

Franchises

  ComEd's franchises are, in general, deemed adequate to permit it to engage in the business it now conducts.

  In the City, ComEd operates under a nonexclusive electric franchise ordinance, effective January 1, 1992, and continuing in force until December 31, 2020. ComEd derives approximately one-third of its ultimate consumer revenues from customers located within the City. See "Item 3. Legal Proceedings" regarding a settlement agreement reached with the City.

  The electric business outside of the City is conducted in municipalities under nonexclusive franchises and, where required, under certificates of convenience and necessity granted by the ICC. The following tabulation summarizes, as of December 31, 1998, the expiration dates of the electric franchises held in the 395 municipalities outside of the City capable of granting franchises and in which ComEd currently provides electric service.

                                                                      Estimated
                                                         Number of    Aggregate
Franchise Expiration Periods                           Municipalities Population
----------------------------                           -------------- ----------
1999-2006.............................................        2          82,000
2007-2017.............................................       10          96,000
2018-2028.............................................        3           4,000
2029-2039.............................................        1               *
2040 and subsequent years.............................      376       4,127,000
No stated time limit..................................        3          61,000

--------
*Less than 1,000 people.

Executive Officers of the Registrant

  The effective year of election of the officers to their present positions and the prior positions they have held with Unicom or other companies, since January 1, 1994, are described below.

           Name and Age                             Position
   ---------------------------- -----------------------------------------------
   *John W. Rowe, 53            Chairman, President and Chief Executive Officer
                                 of Unicom and ComEd since March 1998; previ-
                                 ously President and Chief Executive Officer of
                                 New England Electric System.

   *Oliver D. Kingsley, Jr., 56 Executive Vice President and President and
                                 Chief Nuclear Officer--Nuclear Generation
                                 Group of ComEd since October 1997; previously
                                 Chief Nuclear Officer at the Tennessee Valley
                                 Authority.

   *Robert J. Manning, 56       Executive Vice President and President--Compet-
                                 itive Operations since March 1998; previously
                                 Executive Vice President of ComEd since Janu-
                                 ary 1997 and President--Fossil Generation
                                 Group of ComEd since October 1997; previously
                                 Senior Vice President of ComEd.
   *Pamela B. Strobel, 46       Executive Vice President and General Counsel of
                                 Unicom and ComEd since January 1999; previ-
                                 ously Senior Vice President and General Coun-
                                 sel of Unicom and ComEd, October 1997 to De-
                                 cember 1998; previously Vice President and
                                 General Counsel of ComEd.

   *John C. Bukovski, 56        Senior Vice President and Chief Financial Offi-
                                 cer of Unicom and ComEd since October 1997;
                                 previously Vice President and Chief Financial
                                 Officer of Unicom and ComEd.

   Frank M. Clark, 53           Senior Vice President of Unicom and ComEd since
                                 January 1999; previously Vice President of
                                 ComEd, January 1997 to December 1998; previ-
                                 ously Governmental Affairs Vice President 1996
                                 to January 1997 and Governmental Affairs Man-
                                 ager.

   Ruth Ann M. Gillis, 44       Senior Vice President of Unicom and ComEd since
                                 January 1999; previously Vice President and
                                 Treasurer of Unicom and ComEd, September 1997
                                 to December 1998; previously Vice President,
                                 Chief Financial Officer and Treasurer of the
                                 University of Chicago Hospitals and Health
                                 System from 1996 to 1997 and Senior Vice Pres-
                                 ident and Chief Financial Officer of American
                                 Bank and Trust Company.

   *Paul D. McCoy, 48           Senior Vice President of Unicom and ComEd since
                                 October 1997; previously Vice President of
                                 ComEd.

   *S. Gary Snodgrass, 47       Senior Vice President of Unicom and ComEd since
                                 October 1997; Vice President of Unicom and
                                 ComEd, September 1997 to October 1997; previ-
                                 ously Vice President of USG Corporation.

   *Robert E. Berdelle, 43      Vice President and Comptroller of Unicom and
                                 ComEd since January 1999; previously Comptrol-
                                 ler of Unicom and ComEd, July 1997 to December
                                 1998; previously held various financial
                                 reporting and analysis positions within ComEd.


         Name and Age                                  Position
   ------------------------ -------------------------------------------------------------
   John T. Costello, 50     Vice President of Unicom and ComEd since 1996; previously
                             Manager of Corporate Relations of ComEd, 1995 to 1996 and
                             Manager of Public Affairs of ComEd.

   Patricia L. Kampling, 39 Treasurer of Unicom and ComEd since February 1999; previously
                             Manager of Finance of Unicom and ComEd, May 1998 to February
                             1999; previously Assistant Treasurer of Unicom and ComEd.

   John P. McGarrity, 37    Associate General Counsel and Secretary of Unicom and ComEd
                             since January 1999; previously Associate General Counsel of
                             Unicom and ComEd, February 1998 to January 1999; previously a partner with Sidley and Austin.

  --------
*  Executive Officers for Section 16 reporting purposes.

  The present term of office of each of the above executive officers extends to the first meeting of Unicom's Board of Directors after the next annual election of Directors scheduled to be held on May 25, 1999.

  There are no family relationships among the executive officers, directors and nominees for director of Unicom.

Operating Statistics

                                                Year Ended December 31
                                           ----------------------------------
                                              1998        1997        1996
                                           ----------  ----------  ----------
Operating Revenues (thousands of dol-
 lars)(1):
 Residential.............................. $2,551,741  $2,552,742  $2,541,873
 Small commercial and industrial..........  2,187,532   2,153,113   2,113,716
 Large commercial and industrial..........  1,406,720   1,467,574   1,445,708
 Public authorities.......................    510,185     505,907     503,004
 Electric railroads.......................     31,022      29,785      29,651
 Provisions for revenue refunds--ultimate
  consumers...............................    (21,848)    (45,470)        --
 Sales for resale.........................    397,157     336,480     235,041
 Other revenues...........................     88,744      82,891      68,031
                                           ----------  ----------  ----------
    Total................................. $7,151,253  $7,083,022  $6,937,024
                                           ==========  ==========  ==========
Sales (millions of kilowatthours):
 Residential..............................     23,942      22,151      22,310
 Small commercial and industrial..........     27,005      25,859      25,131
 Large commercial and industrial..........     24,043      24,074      23,896
 Public authorities.......................      7,472       7,323       7,336
 Electric railroads.......................        433         418         424
 Sales for resale.........................     14,744      15,679      12,178
                                           ----------  ----------  ----------
    Total.................................     97,639      95,504      91,275
                                           ==========  ==========  ==========
Sources of Electric Energy (millions of
 kilowatthours):
 Generation--
  Nuclear.................................     53,958      49,136      62,610
  Fossil..................................     29,212      36,604      30,315
  Fast-start peaking units................        132         121         123
                                           ----------  ----------  ----------
    Net generation........................     83,302      85,861      93,048
 Purchased power..........................     20,704      16,672       6,129
 Company use and losses...................     (6,367)     (7,029)     (7,902)
                                           ----------  ----------  ----------
    Total.................................     97,639      95,504      91,275
                                           ==========  ==========  ==========
Cost of Fuel Consumed (per million Btu):
 Nuclear..................................      $0.57       $0.57       $0.53
 Coal.....................................      $2.38       $2.28       $2.41
 Oil......................................      $3.49       $3.90       $3.41
 Natural gas..............................      $2.39       $2.69       $2.75
 Average all fuels........................      $1.23       $1.33       $1.17
Peak Load (kilowatts)..................... 19,012,000  18,497,000  18,916,000
Number of Customers (at end of year):
 Residential..............................  3,134,490   3,123,364   3,102,101
 Small commercial and industrial..........    304,208     291,143     289,803
 Large commercial and industrial..........      1,794       1,566       1,550
 Public authorities and electric rail-
  roads...................................     14,051      12,182      12,144
 Sales for resale.........................         62          51          44
                                           ----------  ----------  ----------
    Total.................................  3,454,605   3,428,306   3,405,642
                                           ==========  ==========  ==========
Average Annual Revenue per Residential
 Customer.................................    $814.08     $817.31     $819.40
Average Kilowatthour Use per Residential
 Customer.................................      7,642       7,108       7,213
Average Revenue per Kilowatthour:
 Residential..............................     10.66c      11.52c      11.39c
 Small commercial and industrial..........      8.10c       8.33c       8.41c
 Large commercial and industrial..........      5.85c       6.10c       6.05c

--------
(1) See "Rate Matters" on page 8.

Year 2000 Conversion

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Year 2000 Conversion" in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, for information regarding Unicom and ComEd's Year 2000 conversion.

Market Risks

  ComEd is exposed to market risk due to changes in interest rates and the market price for electricity. Exposure for interest rate changes relates to its long-term debt and preferred equity obligations. Exposure to electricity market price risk relates to forward activities taken to manage effectively the supply of, and demand for, the electric generation capability of ComEd's generating plants. ComEd has implemented an integrated risk management framework to manage such risks. A corporate Risk Management Committee defines the Company's risk tolerance and establishes appropriate position limits, and corporate policies and procedures have been implemented to minimize the exposure to market risk. ComEd does not currently utilize derivative commodity or financial instruments for trading or speculative purposes. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Interest Rate Exposure and Market Price Exposure," in the February 19, 1999 Form 8-K Reports, which are incorporated herein by reference, for additional information.

Forward-Looking Information

  Except for historical data, the information contained in these Annual Reports constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Item 1. Business," subcaption "Changes in the Electric Utility Industry--The 1997 Act," (2) statements regarding estimated capital expenditures in "Item 1. Business," subcaption "Construction Program," (3) statements regarding the estimated return to service of certain nuclear generating units and the costs of purchased power in "Item 1. Business," subcaption "Regulation--Nuclear," (4) statements regarding the costs of decommissioning nuclear generating stations in "Item 1. Business," subcaption "Regulation--Nuclear," (5) statements regarding cleanup costs associated with MGPs and other remediation sites in "Item 1. Business," subcaption "Regulation--Environmental," and (6) "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" which, in the case of Unicom, incorporate portions of Unicom's February 19, 1999 Form 8-K Report, which is incorporated herein by reference, which contain forward-looking information as described therein, and in the case of ComEd, incorporate portions of ComEd's February 19, 1999 Form 8-K Report, which is incorporated herein by reference, which contain forward-looking information as described therein. Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, estimated return to service of nuclear generation units, decommissioning costs and cleanup costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding the estimated return to service of nuclear generating units are subject to the concurrence of the NRC with proceeding to power operations. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

Item 2. Properties.

  ComEd's electric properties are located in Illinois and the Indiana Company's electric facilities are located in Indiana. In management's opinion, ComEd and the Indiana Company's operating properties are adequately maintained and are substantially in good operating condition. The electric generating, transmission, distribution and general facilities of ComEd and the Indiana Company represent approximately 58%, 13%, 23% and 6%, respectively, of their net investment in electric plant and equipment in service (after reflecting the closure of Zion Station and the sales of State Line and Kincaid Stations). The net investment percentages include the impact of the $3.0 billion plant impairment recorded in June 1998.

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

  The net generating capability of ComEd, as of December 31, 1998, is derived from the following electric generating facilities:

                                                       Net Generating Capability
      Station                              Location         (kilowatts)(1)
      -------                           -------------- -------------------------
      Nuclear--
       Dresden                          Near Morris            1,588,000
       Quad Cities                      Near Cordova           1,183,000(2)
       LaSalle County                   Near Seneca            2,156,000
       Byron                            Near Byron             2,240,000
       Braidwood                        Near Braidwood         2,240,000
      Fossil--
       Collins                          Near Morris            2,698,000
       Powerton                         Near Pekin             1,538,000
       Joliet 6                         Near Joliet              314,000
       Joliet 7 & 8                     Near Joliet            1,044,000
       Will County                      Near Lockport          1,092,000
       Waukegan                         Waukegan                 789,000
       Crawford                         Chicago                  542,000
       Fisk                             Chicago                  326,000
      Fast-Start Peaking Units          Various                1,429,000(3)
                                                              ----------
      Company owned net non-summer
       generating capability                                  19,179,000
      Deduct--Summer limitations                                 544,000
                                                              ----------
      Company owned net summer
       generating capability                                  18,635,000
      Add--Capability under long-term
       purchase power agreements                               1,598,000(4)
                                                              ----------
      Net summer generating capability                        20,233,000
                                                              ==========

--------
(1) Reflects a re-rating of certain generating stations as of January 1, 1999.
(2) Excludes the 25% undivided interest of MidAmerican Energy Company in the Quad Cities Station.
(3) Such generating units are normally designed for use primarily during the maximum load periods of the year or during system operating emergencies. Such units are capable of starting and coming on-line quickly.
(4) ComEd sold its Kincaid and State Line generating stations in February 1998 and December 1997, respectively. Under the terms of the sales, ComEd entered into exclusive 15-year purchase power agreements for the output of the plants.

  The net generating capability available for operation at any time may be less due to regulatory restrictions, fuel restrictions, efficiency of cooling facilities and generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities. ComEd's highest peak load experienced to date occurred on August 14, 1995 and was 19,212,000 kilowatts; and the highest peak load experienced to date during a winter season occurred on January 5, 1999 and was 14,222,000 kilowatts. ComEd's kilowatthour sales and generation are generally higher, primarily during the summer periods but also during the winter periods, when temperature extremes create demand for either summer cooling or winter heating.

  On March 22, 1999, ComEd entered into an Asset Sale Agreement providing for the sale of substantially all of the assets of its fossil generation business to EME for a cash purchase price of $4.813 billion. See "Changes in the Electric Utility Industry--Fossil Plants Sale Agreement" above for additional information.

  Major electric transmission lines owned and in service are as follows:

      Voltage                                                            Circuit
      (Volts)                                                             Miles
      -------                                                            -------
      765,000...........................................................     90
      345,000...........................................................  2,545
      138,000...........................................................  2,755

  ComEd's electric distribution system includes 39,299 pole line miles of overhead lines and 38,235 cable miles of underground lines. A total of approximately 1,353,115 poles are included in ComEd's distribution system, of which about 593,481 poles are owned jointly with telephone companies.

Item 3. Legal Proceedings.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts on eight bellwether plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter included compensatory and punitive damages totaling approximately $3 million (not including prejudgment interest, which has not yet been calculated, and which Cotter anticipates may bring the total award to under $6 million), together with medical monitoring. The matter is currently on appeal. Although the other 1991 cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

  In July 1995, the Chicago area experienced several consecutive days of unusually high temperatures coupled with high humidity. Between July 12 and 14, 1995, ComEd experienced record demand for electricity. On July 14, 1995, a fire in a substation caused a power outage to approximately 40,000 customers. Other equipment failures in the same general area caused certain of these customers to be without power for up to 48 hours. In the wake of these power outages, three class action lawsuits were filed against ComEd seeking recovery of damages for property losses allegedly suffered. One suit seeks at least $10 million in damages; the other two suits seek unspecified damages. One individual suit was also filed seeking damages of less than $100,000 for property losses. ComEd believes it has a meritorious defense to these actions and intends to vigorously defend. Nonetheless, ComEd may consider settlement if it appears economically prudent to do so.

  ComEd also has several matters pending before various local and state agencies which pertain to the assessment of Company property for local tax purposes. ComEd has instituted several proceedings in the courts challenging adverse determinations by certain of these state and local agencies. All taxes attributable to such determinations have been paid and reflected on the financial statements of ComEd. ComEd also has appeals pending in applicable counties concerning property tax assessments for its Braidwood nuclear generating station. This proceeding seeks refunds and reduced valuations resulting in lower property taxes for the challenged and subsequent years. ComEd recently modified an agreement with respect to LaSalle nuclear generating station that levelled tax rates and tax assessments through 2004, payable in 2005, and extended the agreement to include all applicable taxing bodies, thereby avoiding litigation of this issue.

  The Montana Department of Revenue has made additional tax assessments on Decker Coal Company ("Decker") for severance taxes, gross proceeds taxes and resource indemnity trust taxes covering the years 1993-1995. The amount of additional taxes assessed, including interest, is approximately $5 million. Under the terms of a tax and royalty indemnity agreement, ComEd may be responsible for some or all of these additional taxes and interest, to the extent they are shown to be payable. ComEd has the right to direct the challenge of these assessments and may be responsible for the cost of conducting the defense of Decker from these assessments.

  On March 22, 1999, ComEd reached a settlement agreement with the City to end the arbitration proceeding between ComEd and the City regarding the January 1, 1992 franchise agreement and a supplemental agreement between them. Under the terms of the settlement agreement, the pending arbitration is to be dismissed with prejudice and the City is to release ComEd from all claims the City may have under the supplemental agreement. The settlement agreement is subject to the approval of the City Council.

  As part of the settlement agreement, ComEd and the City have agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric service in the City. The settlement agreement provides that ComEd will be subject to liquidated damages if the projects are not completed by various dates, unless it is prevented from doing so by events beyond its reasonable control. In addition, ComEd and the City have agreed to establish an Energy Reliability and Capacity Account, into which ComEd would deposit $25 million following the effectiveness of the settlement agreement and up to $25 million at the end of each of the years 2000, 2001 and 2002, to help ensure an adequate and reliable electric supply for the City. ComEd's current construction budget considers the expenditures discussed above related to transmission and distribution projects, and therefore, no changes to that budget are expected. However, ComEd does expect to record a charge to earnings of approximately $15 million (after-tax), in the first quarter of 1999, primarily related to its obligation to establish and contribute to the Reliability Account.

  The IDR has issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1996. The alleged deficiencies including interest and penalties totaled approximately $45 million as of December 31, 1998. ComEd has protested the notices, and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accrue on the alleged tax deficiencies.

  In November and December of 1997, Unicom and its directors were served with seven shareholder derivative lawsuits in federal and state court. All of the suits asserted identical claims that the directors breached fiduciary duties to the shareholders by allegedly failing to properly supervise ComEd's nuclear program. Each plaintiff alleged that this caused ComEd to violate NRC rules, which has cost ComEd millions of dollars. The plaintiffs sought to have the directors reimburse ComEd for these costs. The suits have been dismissed because no demand was made upon ComEd's board to pursue a derivative action on behalf of ComEd, and demand was not excused. In September 1998, the plaintiffs made such a demand on ComEd's board. On October 22, 1998, the board appointed a special committee to review the merits of the demand. The special committee is conducting its review and will report its findings to the full board. Unicom and ComEd's preliminary assessment of these claims is that they are without merit.

  In October 1997, six ComEd employees, who were formerly located at ComEd's nuclear station in Zion, Illinois, brought federal and state claims against ComEd alleging that they were relocated and demoted as the result of raising nuclear safety concerns. They filed an eighteen-count complaint in Cook County claiming retaliatory demotion, retaliatory constructive discharge and intentional infliction of emotional distress. They requested reinstatement in their former positions, back pay, compensatory damages, attorneys' fees and punitive damages. The aggregate amount of punitive damages requested equals $180 million. On May 19, 1998, the state court dismissed the state claims in their entirety. They also filed a claim with the U.S. Department of Labor under the Energy Reorganization Act. The Department of Labor, OSHA Division, has issued an investigative finding in favor of the six employees. ComEd has filed for a full de novo hearing before an Administrative Law Judge and does not believe that its exposure with respect to these claims is material to ComEd's financial position or results of operations.

  On April 28, 1997, Tower Leasing, Inc. ("Tower") and QST Energy, Inc. ("QST") filed a complaint with the ICC alleging that ComEd violated Illinois law and its own tariffs by preventing Tower and QST from installing a cogeneration facility at Sears Tower in Chicago, Illinois and interconnecting such facility with ComEd's system in that building. Tower and QST asked the ICC to enter an order that would essentially require ComEd to assist in the implementation of the proposed facility. If Tower and QST are allowed to pursue the installation and interconnection of their proposed facility, ComEd could lose customers providing up to approximately $10 million in annual revenues. ComEd does not believe that it is obligated to allow Tower and QST to implement their proposed facility. ComEd also believes that the proposed facility would degrade reliability of service to Sears Tower and would be inconsistent with Illinois law. The ICC issued an order dismissing the complaint and denying the relief requested by Tower. Tower's petition for rehearing was denied on July 10th. In August 1998, Tower and QST appealed the ICC's decision to the state appellate court. No decision is expected before the third quarter of 1999. ComEd believes that the ICC's order will be upheld on appeal.

  On November 14, 1997, the CHA filed an application with the FERC, seeking to require ComEd to provide transmission service to some of CHA's buildings so that those buildings may take electric service from an alternate electric supplier. ComEd maintains that the CHA is a retail customer ineligible for transmission service. ComEd and the CHA have asked the FERC to hold proceedings in abeyance pending the outcome of settlement negotiations. On September 10, 1998, Prairieland Energy, Inc. ("Prairieland") filed an application with the FERC, seeking to require ComEd to transmit power and energy on behalf of Prairieland to the Chicago campus of its parent, the University of Illinois. ComEd protested the filing because the application either seeks prohibited retail wheeling or seeks approval of a sham wholesale transaction between Prairieland and its parent. On December 28, 1998, the FERC issued an order denying Prairieland's application. Should either of these proceedings be resolved adversely to ComEd, ComEd could lose substantial revenue. This revenue loss may be offset, however, by a stranded cost obligation the CHA and the University of Illinois would owe ComEd under FERC Order No. 888.

  In June 1997, Torco Energy Marketing, Inc. filed an action against ComEd in the Circuit Court of Cook County, Illinois, alleging that ComEd tortiously interfered with Torco's proposed arrangement between Torco and Sargent & Lundy LLC. Torco claims that, but for actions by ComEd, Sargent & Lundy would have paid Torco $20 million to purchase a portion of the equity in Torco, and that the venture would have had revenues of $2.6 billion. ComEd is vigorously defending this matter. One count of the complaint has been dismissed. ComEd intends to file a motion for summary judgment at the appropriate time.

  On April 18, 1996, a ComEd truck driver struck a car that had slowed or stopped to make a turn. The company truck pushed this car into oncoming traffic causing a head-on collision with a third vehicle. The driver of this third vehicle suffered extensive injuries resulting in numerous surgical procedures. The plaintiff, who is wheelchair bound, and the plaintiff's spouse have made a combined demand of $55 million upon ComEd. Insurance coverage above ComEd's $5 million self-insured retention should be available. The case is currently scheduled for trial on May 17, 1999 in the Circuit Court of Cook County, Illinois.

  See "Item 1. Business," subcaptions "Rate Matters" and "Regulation" above, for information concerning other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                 Standard Duff &
                                                         Moody's & Poor's Phelps
                                                         ------- -------- ------
   First mortgage and secured pollution control bonds..   Baa2     BBB     BBB
   Publicly-held debentures and unsecured pollution
    control obligations................................   Baa3     BBB-    BBB-
   Convertible preferred stock.........................   baa3     BB+     BBB-
   Preference stock....................................   baa3     BB+     BBB-
   Trust Securities....................................   baa3     BB+     BBB-
   Commercial paper....................................   P-2      A-2     D-2

  ComEd Funding Trust's securities are currently rated by three principal securities rating agencies as follows:

                                                                 Standard Duff &
                                                         Moody's & Poors  Phelps
                                                         ------- -------- ------
   Transitional trust notes.............................   Aaa     AAA     AAA


  As of March 1999, S&P's current rating outlook on ComEd's securities is "Positive." In March 1999, S&P placed ComEd's securities on CreditWatch with positive implications and Duff & Phelps placed ComEd's securities on "Rating Watch-Up." Also, in March 1999, Moody's rating outlook on ComEd's securities changed from "Stable" to "Positive."

  In February 1999, S&P revised the general ratings scale for evaluating preferred and preference stock issues of corporations. As a result of this change in scale, ratings on ComEd's preferred and preference stocks, and Trust Securities were lowered in February 1999.

  On April 1, 1998, S&P issued a rating on Unicom's senior debt obligations of BBB-. Ratings have not been obtained from Moody's or Duff & Phelps.

  The above ratings reflect only the views of such rating agencies and each rating should be evaluated independently from any other rating. Generally, rating agencies base their ratings on information furnished to them by the issuing company and on investigations, studies and assumptions by the rating agencies. There is no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. Such ratings are not a recommendation to buy, sell or hold securities.

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

  Both S&P and Moody's preferred stock ratings represent relative security of dividends. Moody's top four preferred stock ratings (aaa, aa, a and baa) are generally considered "investment grade." Moody's baa rating describes a medium grade preferred stock, neither highly protected nor poorly secured. S&P's top four preferred stock ratings (AAA, AA, A and BBB) are generally considered "investment grade." S&P's BBB rating applies to medium grade preferred stock which is below A ("sound") and above BB ("lower grade").

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

  Additional information required by Item 5 is incorporated herein by reference to the "Price Range and Cash Dividends Paid per Share of Common Stock" on page 4 of Unicom's February 19, 1999 Form 8-K Report.

Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 8. Financial Statements and Supplementary Data.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 4, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 23, and the audited consolidated financial statements and notes thereto on pages 25 through 59 of Unicom's February 19, 1999 Form
8-K Report. Reference is also made to "Item 1. Business," subcaptions "Changes in the Electric Utility Industry," "Construction Program" and "Regulation," for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by Item 10 relating to directors and nominees for election as directors at Unicom's Annual Meeting of shareholders to be held on May 25, 1999 is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's definitive Proxy Statement ("1999 Proxy Statement") to be filed with the SEC prior to April 30, 1999, pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth under "Item 1. Business," subcaption "Executive Officers of the Registrant" and under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's 1999 Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation.

  The information required by Item 11 is incorporated herein by reference to the information labelled "Compensation of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the heading "Corporate Governance and Compensation Committee Report on Executive Compensation") in Unicom's 1999 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's 1999 Proxy Statement.

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

Executive Officers of the Registrant

  The effective year of election of the officers to their present positions and the prior positions they have held with ComEd or other companies, since January 1, 1994, are described below.

           Name and Age                             Position
   ---------------------------- -----------------------------------------------
   *John W. Rowe, 53            Chairman, President and Chief Executive Officer
                                 of ComEd and Unicom since March 1998; previ-
                                 ously President and Chief Executive Officer of
                                 New England Electric System.
   *Oliver D. Kingsley, Jr., 56 Executive Vice President and President and
                                 Chief Nuclear Officer--Nuclear Generation
                                 Group of ComEd since October 1997; previously
                                 Chief Nuclear Officer at the Tennessee Valley
                                 Authority.
   *Robert J. Manning, 56       Executive Vice President and President--Compet-
                                 itive Operations since March 1998; previously
                                 Executive Vice President of ComEd since Janu-
                                 ary 1997 and President--Fossil Generation
                                 Group of ComEd since October 1997; previously
                                 Senior Vice President of ComEd.
   *Pamela B. Strobel, 46       Executive Vice President and General Counsel of
                                 ComEd and Unicom since January 1999; previ-
                                 ously Senior Vice President and General Coun-
                                 sel of ComEd and Unicom, October 1997 to De-
                                 cember 1998; previously Vice President and
                                 General Counsel of ComEd.
   *John C. Bukovski, 56        Senior Vice President and Chief Financial Offi-
                                 cer of ComEd and Unicom since October 1997;
                                 previously Vice President and Chief Financial
                                 Officer of ComEd and Unicom.
   Frank M. Clark, 53           Senior Vice President of ComEd and Unicom since
                                 January 1999; previously Vice President of
                                 ComEd, January 1997 to December 1998; previ-
                                 ously Governmental Affairs Vice President 1996
                                 to January 1997 and Governmental Affairs Man-
                                 ager.
   Ruth Ann M. Gillis, 44       Senior Vice President of ComEd and Unicom since
                                 January 1999; previously Vice President and
                                 Treasurer of ComEd and Unicom, September 1997
                                 to December 1998; previously Vice President,
                                 Chief Financial Officer and Treasurer of the
                                 University of Chicago Hospitals and Health
                                 System from 1996 to 1997 and Senior Vice Pres-
                                 ident and Chief Financial Officer of American
                                 National Bank and Trust Company.

         Name and Age                             Position
   ------------------------ ---------------------------------------------------
   David R. Helwig, 48      Senior Vice President of ComEd since January 1999;
                             previously Vice President of ComEd, January 1998
                             to December 1998; previously General Manager of
                             General Electric Company's Nuclear Services Compa-
                             ny, 1997 to January 1998 and Vice President at
                             PECO Energy.
   *Paul D. McCoy, 48       Senior Vice President of ComEd and Unicom since Oc-
                             tober 1997; previously Vice President of ComEd.
   *S. Gary Snodgrass, 47   Senior Vice President of ComEd and Unicom since Oc-
                             tober 1997; Vice President of ComEd and Unicom,
                             September 1997 to October 1997; previously Vice
                             President of USG Corporation.
   *Robert E. Berdelle, 43  Vice President and Comptroller of ComEd and Unicom
                             since January 1999; previously Comptroller of
                             ComEd and Unicom, July 1997 to December 1998; pre-
                             viously held various financial reporting and anal-
                             ysis positions within ComEd.
   T. Oliver Butler, 47     Vice President of ComEd since July 1997; previously
                             Purchasing Vice President of ComEd, 1994 to 1997
                             and European Acquisition Manager--Geneva of Digi-
                             tal Corporation.
   John T. Costello, 50     Vice President of ComEd and Unicom since 1996; pre-
                             viously Manager of Corporate Relations of ComEd,
                             1995 to 1996 and Manager of Public Affairs of
                             ComEd.
   Christopher M. Crane, 40 Vice President of ComEd since October 1998; previ-
                             ously Vice President at the Tennessee Valley Au-
                             thority.
   Louis O. DelGeorge, 51   Vice President of ComEd.
   Emerson W. Lacey, 57     Vice President of ComEd.
   J. Stephen Perry, 60     Vice President of ComEd since 1994; previously Se-
                             nior Vice President of Illinois Power Company.
   James A. Small, 55       Vice President of ComEd.
   Harold Gene Stanley, 58  Vice President of ComEd since September 1997; Site
                             Vice President at Braidwood Station, 1996 to 1997;
                             previously Vice President at Pennsylvania Power
                             and Light Company.
   Patricia L. Kampling, 39 Treasurer of ComEd and Unicom since February 1999;
                             previously Manager of Finance of ComEd and Unicom,
                             May 1998 to February 1999; previously Assistant
                             Treasurer of ComEd and Unicom.
   John P. McGarrity, 37    Associate General Counsel and Secretary of ComEd
                             and Unicom since January 1999; previously Associ-
                             ate General Counsel of ComEd and Unicom, February
                             1998 to January 1999; previously a partner with
                             Sidley and Austin.

  --------
*  Executive Officers for Section 16 reporting purposes.

  The present term of office of each of the above executive officers extends to the first meeting of ComEd's Board of Directors after the next annual election of Directors scheduled to be held on May 25, 1999.

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

Item 4. Submission of Matters to a Vote by Security Holders.

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  See Unicom's "Item 5. Market for Registrant's Common Equity and Related Stockholder Matters", other than the last paragraph thereof and any references to Unicom's senior debt obligations rating, which is incorporated herein by reference.

  Additional information required by Item 5 is incorporated herein by reference to the "Cash Dividends Paid per Share of Common Stock" on page 4 of ComEd's February 19, 1999 Form 8-K Report.

Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 8. Financial Statements and Supplementary Data.

  The information required by Items 6, 7 and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 4, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 22, and the audited consolidated financial statements and notes thereto on pages 24 through 57 of ComEd's February 19, 1999 Form
8-K Report. Reference is also made to "Item 1. Business," subcaptions "Changes in the Electric Utility Industry," "Construction Program" and "Regulation," for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by Item 10 relating to directors and nominees for election as directors at ComEd's Annual Meeting of shareholders to be held on May 25, 1999 is incorporated herein by reference to information under the heading "Security Ownership of Certain Beneficial Owners and Management" in ComEd's definitive Information Statement ("1999 Information Statement") to be filed with the SEC prior to April 30, 1999, pursuant to Regulation 14C under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth under "Item 1. Business," subcaption "Executive Officers of the Registrant" and under the heading "Security Ownership of Certain Beneficial Owners and Management" in ComEd's 1999 Information Statement, which is incorporated herein by reference.

Item 11. Executive Compensation.

  The information required by Item 11 is incorporated herein by reference to the paragraph labelled "Compensation of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the heading "Corporate Governance and Compensation Committee Report on Executive Compensation") in ComEd's 1999 Information Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" in ComEd's 1999 Information Statement.

Item 13. Certain Relationships and Related Transactions.

  None.

  ANNUAL REPORTS ON FORM 10-K FOR UNICOM CORPORATION AND COMMONWEALTH EDISON
                                    COMPANY

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)Financial Statements, Financial Statement Schedules and Exhibits:

                                                                  Page of
                                                             February 19, 1999
                                                              Form 8-K Report
                                                             ------------------
                                                              Unicom    ComEd
                                                             --------- --------
    The following financial statements are incorporated into
     the Unicom Annual Report on Form 10-K by reference to
     the indicated page or pages of Unicom's February 19,
     1999 Form 8-K Report, and into the ComEd Annual Report
     on Form 10-K by reference to the indicated page or
     pages of ComEd's February 19, 1999 Form 8-K Report:
      Report of Independent Public Accountants..............    24        23
      Statements of Consolidated Operations for the years
       1998, 1997 and 1996..................................    25        24
      Consolidated Balance Sheets--December 31, 1998 and
       1997.................................................   26-27    25-26
      Statements of Consolidated Capitalization--December
       31, 1998 and 1997....................................    28        27
      Statements of Consolidated Retained Earnings (Deficit)
       for the years 1998, 1997 and 1996....................    29        28
      Statements of Consolidated Cash Flows for the years
       1998, 1997 and 1996..................................    30        29
      Notes to Financial Statements.........................   31-59    30-57

                                                                      Annual
                                                                    Report on
                                                          Page of   Form 10-K
                                                            This   ------------
                                                          Document Unicom ComEd
                                                          -------- ------ -----
    The following supplemental schedules are included in
     the indicated Annual Report on Form 10-K:
      Report of Independent Public Accountants on
       Supplemental Schedule.............................    40      x
      Report of Independent Public Accountants on
       Supplemental Schedule.............................    41             x
      Schedule II--Valuation and Qualifying Accounts for
                 each of the three years in the period
                 ended
                 December 31, 1998.......................    42      x      x

      The following schedules are omitted as not applicable or not required under rules of Regulation S-X: I, III, IV and V.

  The individual financial statements and schedules of ComEd's nonconsolidated wholly owned subsidiaries have been omitted from Unicom and ComEd's Annual Reports on Form 10-K because the investments are not material in relation to ComEd's financial position or results of operations. As of December 31, 1998, the assets of the nonconsolidated subsidiaries, in the aggregate, were less than 1% of ComEd's consolidated assets. The 1998 revenues of the nonconsolidated subsidiaries, in the aggregate, were less than 1% of ComEd's consolidated annual revenues.

  The following exhibits are filed with the indicated Annual Report on Form 10-K or incorporated therein by reference. Documents indicated by an asterisk (*) are incorporated by reference to the File No. indicated. Documents indicated by a plus sign (+) identify management contracts or compensatory plans or arrangements.

      Exhibit
      Number              Description of Document              Unicom ComEd
      -------  ---------------------------------------------   ------ -----
      (2)-1    Asset Sale Agreement dated March 22, 1999.              x
     *(3)-1    Articles of Incorporation of Unicom effective
                January 28, 1994. (File No. 1-11375, Form 10-K
                for the year ended December 31, 1994,
                Exhibit (3)-1).                                 x
     *(3)-2    Restated Articles of Incorporation of ComEd
                effective February 20, 1985, including
                Statements of Resolution Establishing Se-
                ries, relating to the establishment of three
                new series of ComEd preference stock known
                as the "$9.00 Cumulative Preference Stock,"
                the "$6.875 Cumulative Preference Stock" and
                the "$2.425 Cumulative Preference Stock."
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1994, Exhibit (3)-2).                     x
     *(3)-3    By-Laws of Unicom Corporation, effective Jan-
                uary 28, 1994 as amended through May 28,
                1998 (File No. 1-11375, Form 10-Q for the
                quarter ended June 30, 1998, Exhibit (3)-3).    x
     *(3)-4    By-Laws of Commonwealth Edison Company, ef-
                fective September 2, 1988 as amended through
                May 28, 1998 (File No. 1-839, Form 10-Q for
                the quarter ended June 30, 1998, Exhibit
                (3)-4).                                                x
     *(4)-1    Mortgage of ComEd to Illinois Merchants Trust
                Company, Trustee (Harris Trust and Savings
                Bank, as current successor Trustee), dated
                July 1, 1923, Supplemental Indenture thereto
                dated August 1, 1944, and amendments and
                supplements thereto dated, respectively, Au-
                gust 1, 1946, April 1, 1953, March 31, 1967,
                April 1, 1967, July 1, 1968, October 1,
                1968, February 28, 1969, May 29, 1970, Janu-
                ary 1, 1971, June 1, 1971, May 31, 1972,
                June 1, 1973, June 15, 1973, October 15,
                1973, May 31, 1974, June 13, 1975, May 28,
                1976, January 15, 1977 and June 3, 1977
                (File No. 2-60201, Form S-7, Exhibit
                2-1).                                                  x
     *(4)-2    Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, May 17,
                1978, August 31, 1978, June 18, 1979, June
                20, 1980, April 16, 1981, April 30, 1982,
                April 15, 1983, April 13, 1984 and April 15,
                1985 (File No. 2-99665, Form S-3, Exhibit
                (4)-3).                                                x
     *(4)-3    Supplemental Indenture to Mortgage dated July
                1, 1923 dated April 15, 1986 (File No. 33-
                6879, Form S-3, Exhibit (4)-9).                        x

      Exhibit
      Number              Description of Document              Unicom ComEd
      -------  ---------------------------------------------   ------ -----
     *(4)-4    Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, February
                15, 1990 and June 15, 1990 (File No. 33-
                38232, Form S-3, Exhibits (4)-11 and (4)-
                12).                                                   x
     *(4)-5    Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, June 1,
                1991, October 1, 1991 and October 15, 1991
                (File No. 33-44018, Form S-3, Exhibits (4)-
                12, (4)-13 and (4)-14).                                x
     *(4)-6    Supplemental Indenture to Mortgage dated July
                1, 1923 dated February 1, 1992 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1991, Exhibit (4)-18).                             x
     *(4)-7    Supplemental Indenture to Mortgage dated July
                1, 1923 dated May 15, 1992 (File No. 33-
                48542, Form S-3, Exhibit (4)-14).                      x
     *(4)-8    Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, July 15,
                1992 and September 15, 1992 (File No. 33-
                53766, Form S-3, Exhibits (4)-13 and (4)-
                14).                                                   x
     *(4)-9    Supplemental Indenture to Mortgage dated July
                1, 1923 dated February 1, 1993 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1992, Exhibit (4)-14).                             x
     *(4)-10   Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, April 1,
                1993 and April 15, 1993 (File No. 33-64028,
                Form S-3, Exhibits (4)-12 and (4)-13).                 x
     *(4)-11   Supplemental Indentures to Mortgage dated
                July 1, 1923 dated, respectively, June 15,
                1993 and July 1, 1993 (File No. 1-1839, Form
                8-K dated May 21, 1993, Exhibits (4)-1 and
                (4)-2).                                                x
     *(4)-12   Supplemental Indenture to Mortgage dated July
                1, 1923 dated July 15, 1993 (File No. 1-
                1839, Form 10-Q for the quarter ended June
                30, 1993, Exhibit (4)-1).                              x
     *(4)-13   Supplemental Indenture to Mortgage dated July
                1, 1923 dated January 15, 1994 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1993, Exhibit (4)-15).                             x
     *(4)-14   Supplemental Indenture to Mortgage dated July
                1, 1923 dated December 1, 1994 (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1994, Exhibit (4)-16).                             x
     *(4)-15   Supplemental Indenture to Mortgage dated July
                1, 1923 dated June 1, 1996. (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1996, Exhibit (4)-16).                             x
     *(4)-16   Instrument of Resignation, Appointment and
                Acceptance dated January 31, 1996, under the
                provisions of the Mortgage dated July 1,
                1923, and Indentures Supplemental thereto
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1995, Exhibit (4)-28).              x

      Exhibit
      Number              Description of Document              Unicom ComEd
      -------  ---------------------------------------------   ------ -----
     *(4)-17   Instrument dated as of January 31, 1996, for
                trustee under the Mortgage dated July 1,
                1923 and Indentures Supplemental thereto
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1995, Exhibit (4)-29).              x
     *(4)-18   Indentures of ComEd to The First National
                Bank of Chicago, Trustee (Amalgamated Bank
                of Chicago, as current successor Trustee),
                dated April 1, 1949, October 1, 1949, Octo-
                ber 1, 1950, October 1, 1954, January 1,
                1958, January 1, 1959 and December 1, 1961
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1982, Exhibit (4)-20).              x
     *(4)-19   Indenture of ComEd dated February 15, 1973 to
                The First National Bank of Chicago, Trustee
                (LaSalle National Bank, successor Trustee),
                and Supplemental Indenture thereto dated
                July 13, 1973 (File No. 2-66100, Form S-16,
                Exhibit (b)-2).                                        x
     *(4)-20   Indenture dated as of September 1, 1987 be-
                tween ComEd and Citibank, N.A., Trustee re-
                lating to Notes (File No. 33-20619, Form S-
                3, Exhibit (4)-13).                                    x
     *(4)-21   Supplemental Indenture to Indenture dated
                September 1, 1987 dated July 14, 1989 (File
                No. 33-32929, Form S-3, Exhibit (4)-16).               x
     *(4)-22   Supplemental Indenture to Indenture dated
                September 1, 1987 dated January 1, 1997.               x
      (4)-23   Credit Agreement dated as of October 8, 1998,
                among ComEd, as borrower, the Banks named
                therein and the other Lenders from time to
                time parties thereto, and Citibank, N.A.               x
      (4)-24   Credit Agreement dated as of October 8, 1998,
                among ComEd, as borrower, the Banks named
                therein and the other Lenders from time to
                time parties thereto, and Citibank, N.A.               x
     *(4)-25   Amended and Restated Credit Agreement dated
                as of November 15, 1996, among Unicom
                Enterprises, the Banks Named Therein and
                Citibank, N.A. (File No. 1-11375, Form 10-K
                for the year ended December 31, 1996,
                Exhibit (4)-31).                                 x
     *(4)-26   Amended and Restated Guaranty dated as of No-
                vember 15, 1996, by Unicom in favor of the
                Lenders and LC Banks parties to the afore-
                mentioned Credit Agreement with Unicom En-
                terprises (File No. 1-11375, Form 10-K for
                the year ended December 31, 1996, Exhibit
                (4)-32).                                         x
     *(4)-27   Indenture dated September 1, 1995 between
                ComEd and Wilmington Trust Company. (File
                No. 1-1839, Form 10-K for the year ended De-
                cember 31, 1996, Exhibit (4)-34).                       x
     *(4)-28   First Supplemental Indenture dated September
                19, 1995 to Indenture dated September 1,
                1995. (File No. 1-1839, Form 10-K for the
                year ended December 31, 1996, Exhibit (4)-
                35).                                                    x

      Exhibit
      Number                Description of Document                Unicom ComEd
      -------  -------------------------------------------------   ------ -----
     *(4)-29   Second Supplemental Indenture dated January 24,
                1997 to Indenture dated September 1, 1995. (File
                No. 1-1839, Form 10-K for the year ended Decem-
                ber 31, 1996, Exhibit (4)-36).                              x
     *(4)-30   Rights Agreement dated as of February 2, 1998 be-
                tween Unicom Corporation and First Chicago Trust
                Company of New York, as Rights Agent, which in-
                cludes as Exhibit A the form of Rights Certifi-
                cate and as Exhibit B, the Summary of Rights to
                Purchase Common Stock (File No. 1-11375, Current
                Report on Form 8-K dated February 2, 1998, Ex-
                hibit 4).                                            x
     *(10)-1   Nuclear Fuel Lease Agreement dated as of November
                23, 1993, between CommEd Fuel Company, Inc., as
                Lessor, and ComEd, as Lessee (File No. 1-1839,
                Form 10-K for the year ended December 31, 1993,
                Exhibit (10)-1).                                            x
     +*(10)-2  Unicom Corporation Amended and Restated Long-Term
                Incentive Plan (File No. 1-11375, Unicom Proxy
                Statement dated April 9, 1998, Exhibit A).           x
     +*(10)-3  1996 Long-Term Performance Unit Award for Execu-
                tive and Group Level Employees Payable in 1999
                under the Unicom Corporation Long-Term Incentive
                Plan (File Nos. 1-11375 and 1-1839, Form 10-K
                for the year ended December 31, 1995, Exhibit
                (10)-9).                                             x      x
     +*(10)-4  1997 Long-Term Performance Unit Award for Execu-
                tive and Group Level Employees Payable in 2000
                under the Unicom Corporation Long-Term Incentive
                Plan. (File Nos. 1-11375 and 1-1839, Form 10-K
                for the year ended December 31, 1996, Exhibit
                (10)-12).                                            x      x
     +*(10)-5  1998 Long-Term Performance Unit Award for
                Executive and Group Level Employees Payable in
                2001 under the Unicom Corporation Long-Term
                Incentive Plan. (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1997,
                Exhibit (10)-6).                                     x      x
     +*(10)-6  Unicom Corporation General Provisions Regarding
                1996 Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan.
                (File Nos. 1-11375 and 1-1839, Form 10-K for the
                year ended December 31, 1996, Exhibit (10)-9).       x      x
     +*(10)-7  Unicom Corporation General Provisions Regarding
                1996B Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan.
                (File Nos. 1-11375 and 1-1839, Form 10-K for the
                year ended December 31, 1996, Exhibit (10)-11).      x      x
      +(10)-8  Unicom Corporation General Provisions Regarding
                Stock Option Awards Granted under the Unicom
                Corporation Long-Term Incentive Plan (Effective
                July 10, 1997).                                      x      x
     +*(10)-9  1998 Annual Incentive Award for Management
                Employees under the Unicom Corporation Long-Term
                Incentive Plan. (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1997,
                Exhibit (10)-12).                                    x      x

      Exhibit
      Number              Description of Document             Unicom ComEd
      -------  --------------------------------------------   ------ -----
     +*(10)-10 Unicom Corporation Deferred Compensation
                Unit Plan, as amended (File Nos. 1-11375
                and 1-1839, Form 10-K for the year ended
                December 31, 1995, Exhibit (10)-12).            x      x
     +*(10)-11 Deferred Compensation Plan (included in
                Article Five of Exhibit (3)-2 above).                  x
     +*(10)-12 Management Incentive Compensation Plan,
                effective January 1, 1989 (File No. 1-1839,
                Form 10-K for the year ended December 31,
                1988, Exhibit (10)-4).                                 x
     +*(10)-13 Amendments to Management Incentive
                Compensation Plan, dated December 14, 1989
                and March 21, 1990 (File No. 1-1839, Form
                10-K for the year ended December 31, 1989,
                Exhibit (10)-5).                                       x
     +*(10)-14 Amendment to Management Incentive
                Compensation Plan, dated March 21, 1991
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1991, Exhibit (10)-6).              x
     +*(10)-15 Retirement Plan for Directors, effective
                September 1, 1994, as amended through March
                12, 1997. (File No. 1-11375, Form 10-K for
                the year ended December 31, 1996, Exhibit
                (10)-19).                                       x
     +*(10)-16 Retirement Plan for Directors, effective
                January 1, 1987, as amended through March
                12, 1997. (File No. 1-1839 Form 10-K for
                the year ended December 31, 1996, Exhibit
                (10)-20)                                               x
     +*(10)-17 Unicom Corporation 1996 Directors' Fee Plan
                (File No. 1-11375, Unicom Proxy Statement
                dated April 8, 1996, Appendix A).               x      x
     +*(10)-18 Employment Agreement among Unicom, ComEd and
                John W. Rowe dated as of March 10, 1998.
                (File Nos. 1-11375 and 1-1839, Form 10-Q
                for the quarter ended March 31, 1998,
                Exhibit (10)-3).                                x      x
     +(10)-19  First Amendment dated December 1, 1998 to
                Employment Agreement dated March 10, 1998
                between Unicom, ComEd and John Rowe.            x      x
     +(10)-20  Second Amendment dated January 27, 1997 to
                Employment Agreement dated March 10, 1998
                between Unicom, ComEd and John Rowe.            x      x
     +(10)-21  Third Amendment dated March 8, 1999 to
                Employment Agreement dated March 10, 1998
                between Unicom, ComEd and John Rowe.            x      x
     +(10)-22  Employment Agreement dated November 1, 1997
                between ComEd and Oliver D. Kingsley, Jr.       x      x
     +(10)-23  Unicom Corporation Stock Award Agreement
                dated January 25, 1999 between Unicom
                Corporation and Oliver D. Kingsley, Jr.         x      x
     +(10)-24  Change in Control Agreement between Unicom
                Corporation, ComEd and certain senior
                executives.                                     x      x
     +*(10)-25 Executive Group Life Insurance Plan (File
                No. 1-1839, Form 10-K for the year ended
                December 31, 1980, Exhibit (10)-3).                    x
     +*(10)-26 Amendment to the Executive Group Life Insur-
                ance Plan (File No. 1-1839, Form 10-K for
                the year ended December 31, 1981, Exhibit
                (10)-4).                                               x

      Exhibit
      Number                Description of Document              Unicom ComEd
      -------    ---------------------------------------------   ------ -----
     +*(10)-27   Amendment to the Executive Group Life Insur-
                  ance Plan dated December 12, 1986 (File No.
                  1-1839, Form 10-K for the year ended Decem-
                  ber 31, 1986, Exhibit (10)-6).                          x
     +*(10)-28   Amendment of Executive Group Life Insurance
                  Plan to implement program of "split dollar
                  life insurance" dated December 13, 1990
                  (File No. 1-1839, Form 10-K for the year
                  ended December 31, 1990, Exhibit (10)-10).              x
     +(10)-29    Commonwealth Edison Company Supplemental Man-
                  agement Retirement Plan.                                x
     +*(10)-30   Amendment of Executive Group Life Insurance
                  Plan to stabilize the death benefit applica-
                  ble to participants dated July 22, 1992
                  (File No. 1-1839, Form 10-K for the year
                  ended December 31, 1992, Exhibit (10)-13).              x
     +*(10)-31   Commonwealth Edison Company Excess Benefit
                  Savings Plan (File No. 1-1839, Form 10-Q for
                  the quarter ended September 30, 1998, Ex-
                  hibit (10)-1).                                          x
     +*(10)-32   Amendment No. 1 to Commonwealth Edison Com-
                  pany Excess Benefit Savings Plan dated May
                  24, 1995 (File No. 1-1839, Form 10-K for the
                  year ended December 31, 1995, Exhibit
                  (10)-30).                                               x
     +*(10)-33   Amendment No. 2 to Commonwealth Edison Com-
                  pany Excess Benefit Savings Plan effective
                  as of September 1, 1997. (File No. 1-1839,
                  Form 10-K for the year ended December 31,
                  1997, Exhibit (10)-34)                                  x
     +*(10)-34   Unicom Corporation Stock Bonus Deferral Plan
                  (File Nos. 1-11375 and 1-1839, Form 10-Q for
                  the quarter ended September 30, 1998, Ex-
                  hibit (10)-3)                                    x      x
     +*(10)-35   Form of Stock Award Agreement under the
                  Unicom Corporation Long-Term Incentive Plan
                  (File Nos. 1-11375 and 1-1839, Form 10-K for
                  the year ended December 31, 1997, Exhibit
                  (10)-37).                                        x      x
     *(10)-37    Retirement and Separation Agreement dated as
                  of March 30, 1998 among Unicom, ComEd and
                  James J. O'Connor (File Nos. 1-11375 and
                  1-1839, Form 10-Q for the quarter ended
                  March 31, 1998, Exhibit (10)-2).                 x      x
     (10)-38     Key Management Severance Plan for Unicom Cor-
                  poration and Commonwealth Edison Company.        x      x
     (12)        Statement re computation of ratios of earn-
                  ings to fixed charges and ratios of earnings
                  to fixed charges and preferred and prefer-
                  ence stock dividend requirements for ComEd.             x

      Exhibit
      Number              Description of Document              Unicom ComEd
      -------  ---------------------------------------------   ------ -----
     *(18)     Letter from independent public accountants
                regarding change in accounting principle
                (File Nos. 1-11375 and 1-1839, Form 10-K for
                the year ended December 31, 1997, Exhibit
                (18)).                                          x      x
     (21)-1    Subsidiaries of Unicom.                          x
     (21)-2    Subsidiaries of ComEd.                                  x
     (23)-1    Consent of experts for Unicom.                   x
     (23)-2    Consent of experts for ComEd.                           x
     (24)-1    Powers of attorney of Directors whose names
                are signed to the Unicom and ComEd Annual
                Report on Form 10-K pursuant to such powers.    x      x
     (99)-1    Unicom's Current Report on Form 8-K dated
                February 19, 1999.                              x
     (99)-2    ComEd's Current Report on Form 8-K dated Feb-
                ruary 19, 1999.                                        x

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

      A Current Report on Form 8-K dated December 17, 1998 was filed by Unicom and ComEd announcing the redemption of long-term debt and preference stock using the proceeds from the issuance of the asset-backed securities.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Unicom Corporation:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Unicom Corporation and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated February 19, 1999.

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

                                          Arthur Andersen LLP
Chicago, Illinois
February 19, 1999

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Commonwealth Edison Company:

  We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Commonwealth Edison Company and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated February 19, 1999.

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

                                          Arthur Andersen LLP
Chicago, Illinois
February 19, 1999

                                                                     SCHEDULE II


                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          Column A            Column B      Column C       Column D      Column E
----------------------------  --------- ----------------- ----------     --------
                                            Additions
                                        -----------------
                               Balance  Charged
                                 at     to Costs Charged                 Balance
                              Beginning   and    to Other                 at End
         Description           of Year  Expenses Accounts Deductions     of Year
----------------------------  --------- -------- -------- ----------     --------
For the Year Ended December
          31, 1996
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............  $ 11,828  $  1,065  $  --   $     --       $ 12,893
                              ========  ========  ======  =========      ========
 Estimated obsolete materi-
  als.......................  $ 16,175  $ 12,000  $  --   $ (15,873)(b)  $ 12,302
                              ========  ========  ======  =========      ========
Other Reserves:
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....  $ 32,522  $  1,728  $  --   $  (1,728)(c)  $ 32,522
                              ========  ========  ======  =========      ========
 Accumulated provision for
  injuries and damages......  $ 57,976  $ 10,892  $5,713  $ (20,609)(d)  $ 53,972
                              ========  ========  ======  =========      ========
For the Year Ended December
          31, 1997
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............  $ 12,893  $  4,651  $  --   $     --       $ 17,544
                              ========  ========  ======  =========      ========
 Estimated obsolete materi-
  als.......................  $ 12,302  $ 62,000  $  --   $ (32,559)(b)  $ 41,743
                              ========  ========  ======  =========      ========
Other Reserves:
 Estimated closing costs for
  Zion Station (e)..........  $    --   $194,000  $  --   $     --       $194,000
                              ========  ========  ======  =========      ========
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....  $ 32,522  $  2,410  $  --   $  (2,910)(c)  $ 32,022
                              ========  ========  ======  =========      ========
 Accumulated provision for
  injuries and damages......  $ 53,972  $  8,565  $4,939   $(18,213)(d)  $ 49,263
                              ========  ========  ======  =========      ========
For the Year Ended December
          31, 1998
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts (a)..............  $ 17,544  $ 31,101  $  --   $     --       $ 48,645
                              ========  ========  ======  =========      ========
 Estimated obsolete materi-
  als.......................  $ 41,743  $ 23,945  $  --   $ (41,928)(b)  $ 23,760
                              ========  ========  ======  =========      ========
Other Reserves:
 Estimated closing costs for
  Zion Station (e)..........  $194,000  $    --   $  --   $(114,970)     $ 79,030
                              ========  ========  ======  =========      ========
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....  $ 32,022  $  6,950  $  --   $  (6,950)(c)  $ 32,022
                              ========  ========  ======  =========      ========
 Accumulated provision for
  injuries and damages......  $ 49,263  $ 10,114  $8,875  $ (20,796)(d)  $ 47,456
                              ========  ========  ======  =========      ========

Notes:
(a) Bad debt losses, net of recoveries, and provisions for uncollectible accounts were charged to operating expense and amounted to $61,344,000, $50,574,000 and $41,846,000 in 1998, 1997 and 1996, respectively.
(b) Write-off of obsolete materials.
(c) Expenditures for site investigation and cleanup costs.
(d) Payments of claims and related costs.
(e) Estimated closing costs related to the permanent cessation of nuclear generation operations and retirement of facilities at ComEd's Zion Station.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago and state of Illinois on the 30th day of March, 1999.
                                     UNICOM CORPORATION
                                                John W. Rowe
                                     By
                                       --------------------------------
                                           John W. Rowe, Chairman,
                                        President and Chief Executive
                                                   Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1999.
         Signature
----------------------------
                                        Title
                                ---------------------

        John W. Rowe            Chairman, President and
----------------------------     Chief Executive Officer
        John W. Rowe             and Director (principal
                                 executive officer)
      John C. Bukovski
----------------------------    Senior Vice
      John C. Bukovski           President(principal
                                 financial officer)
     Robert E. Berdelle         Vice President and Comptroller
----------------------------     (principal accounting officer)
     Robert E. Berdelle

   Edward A. Brennan*           Director
   Carlos Cantu*                Director
   James W. Compton*            Director
   Bruce DeMars*                Director
   Sue L. Gin*                  Director
   Donald P. Jacobs*            Director
   Edgar D. Jannotta*           Director
   George E. Johnson*           Director
   Elizabeth Anne Moler*        Director
   Richard L. Thomas*           Director

        John P. McGarrity
*By
  --------------------------------
   John P. McGarrity, Attorney-
             in-fact

       [Signature page to Unicom Corporation Annual Report on Form 10-K]

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago and state of Illinois on the 30th day of March, 1999.
                                     COMMONWEALTH EDISON COMPANY
                                                John W. Rowe
                                     By
                                       --------------------------------
                                           John W. Rowe, Chairman,
                                        President and Chief Executive
                                                   Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 1999.
         Signature
----------------------------
                                        Title
                                ---------------------

        John W. Rowe            Chairman, President and
----------------------------     Chief Executive Officer
        John W. Rowe             and Director (principal
                                 executive officer)
      John C. Bukovski
----------------------------    Senior Vice
      John C. Bukovski           President(principal
                                 financial officer)
     Robert E. Berdelle         Vice President and Comptroller
----------------------------     (principal accounting officer)
     Robert E. Berdelle

   Edward A. Brennan*           Director
   Carlos Cantu*                Director
   James W. Compton*            Director
   Bruce DeMars*                Director
   Sue L. Gin*                  Director
   Donald P. Jacobs*            Director
   Edgar D. Jannotta*           Director
   George E. Johnson*           Director
   Elizabeth Anne Moler*        Director
   Richard L. Thomas*           Director

        John P. McGarrity
*By
  --------------------------------
   John P. McGarrity, Attorney-
             in-fact

   [Signature page to Commonwealth Edison Company Annual Report on Form 10-K]