Form 10-Q
period 1999-03-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1999-05-14
CIK 918040, 22606

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

                 For the quarterly period ended March 31, 1999

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

 Commission
    File          Registrant; State of Incorporation;            IRS Employer
   Number            Address; and Telephone Number            Identification No.
 ----------       -----------------------------------         ------------------
 1-11375    UNICOM CORPORATION                                    36-3961038
            (an Illinois corporation)
            37th Floor, 10 South Dearborn Street
            Post Office Box A-3005
            Chicago, Illinois 60690-3005
            312/394-7399
 1-1839     COMMONWEALTH EDISON COMPANY
            (an Illinois corporation)                             36-0938600
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

Common Stock outstanding at April 30, 1999:
    Unicom Corporation                           217,208,006 shares
    Commonwealth Edison Company                  213,972,004 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              Unicom Corporation
                                      and
                          Commonwealth Edison Company

                        Quarterly Reports on Form 10-Q
                   to the Securities and Exchange Commission
                 for the Quarterly Period Ended March 31, 1999

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1999 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward-looking statements; and reference is made to pages 58-59 for the location and character of such statements.

                                     INDEX

                                                                          Page
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Operations for the three months and twelve
     months ended March 31, 1999 and 1998................................     5
    Consolidated Balance Sheets--March 31, 1999 and December 31, 1998....   6-7
    Statements of Consolidated Capitalization--March 31, 1999 and
     December 31, 1998 ..................................................     8
    Statements of Consolidated Retained Earnings (Deficit) for the three
     months and twelve months ended March 31, 1999 and 1998..............     9
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 1999 and 1998................................    10
    Notes to Financial Statements........................................ 11-38
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 39-59
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    60
    Statements of Consolidated Operations for the three months and twelve
     months ended March 31, 1999 and 1998................................    61
    Consolidated Balance Sheets--March 31, 1999 and December 31, 1998.... 62-63
    Statements of Consolidated Capitalization--March 31, 1999 and
     December 31, 1998...................................................    64
    Statements of Consolidated Retained Earnings (Deficit) for the three
     months and twelve months ended March 31, 1999 and 1998..............    65
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 1999 and 1998................................    66
    Notes to Financial Statements........................................ 67-71
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    72
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings..............................................    73
  Item 6. Exhibits and Reports on Form 8-K...............................    74
SIGNATURES...............................................................    75

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          Term                                  Meaning
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997
 AFUDC                  Allowance for funds used during construction
 APB                    Accounting Principles Board
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 City                   City of Chicago
 ComEd                  Commonwealth Edison Company
 ComEd Funding          ComEd Funding, LLC, a ComEd subsidiary
 ComEd Funding Trust    ComEd Transitional Funding Trust, a ComEd Funding
                         subsidiary
 Congress               U.S. Congress
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 EEI                    Edison Electric Institute
 EME                    Edison Mission Energy, an Edison International
                         subsidiary
 EPRI                   Electric Power Research Institute
 EPS                    Earnings (Loss) per Common Share
 ESPP                   Employee Stock Purchase Plan
 FAC                    Fuel adjustment clause
 FASB                   Financial Accounting Standards Board
 FERC                   Federal Energy Regulatory Commission
 Fossil plants          ComEd's six coal-fired generating plants, an oil and
                         gas-fired plant, and nine peaking unit sites
 GAAP                   Generally Accepted Accounting Principles
 ICC                    Illinois Commerce Commission
 IDR                    Illinois Department of Revenue
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 ISO                    Independent System Operator
 MAIN                   Mid-America Interconnected Network
 MGP                    Manufactured gas plant
 NEI                    Nuclear Electric Institute
 NEIL                   Nuclear Electric Insurance Limited
 NERC                   North American Electric Reliability Council
 NPL                    National Priorities List
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 SEC                    Securities and Exchange Commission
 SFAS                   Statement of Financial Accounting Standards
 SPEs                   Special purpose entities
 S&P                    Standard & Poor's
 Trusts                 ComEd Financing I and ComEd Financing II, ComEd
                         subsidiaries
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom Enterprises
                         subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 Unicom Investment      Unicom Investment Inc., a Unicom subsidiary
 Unicom Thermal         Unicom Thermal Technologies Inc., a UT Holdings
                         subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom Enterprises subsidiary

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of March 31, 1999 and December 31, 1998, and the related statements of consolidated operations, retained earnings (deficit) and cash flows for the three-month and twelve-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of March 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP
Chicago, Illinois
May 12, 1999

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months and twelve months ended March 31, 1999 and 1998 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                                 Three Months Ended      Twelve Months Ended
                                      March 31                 March 31
                                ----------------------  -----------------------
                                   1999        1998        1999        1998
                                ----------  ----------  ----------  -----------
                                     (Thousands Except per Share Data)
Operating Revenues............  $1,537,804  $1,664,897  $6,977,431  $ 7,032,367
                                ----------  ----------  ----------  -----------
Operating Expenses and Taxes:
 Fuel.........................  $  234,834  $  222,293  $1,070,069  $ 1,125,902
 Purchased power..............      71,682     173,392     646,306      464,400
 Operation and maintenance....     555,402     568,996   2,272,742    2,437,711
 Depreciation and
  amortization................     231,332     248,902     925,571    1,000,313
 Taxes (except income)........     132,360     207,426     624,709      807,114
 Income taxes.................      63,264      55,146     377,280      318,037
 Investment tax credits
  deferred--net ..............      (7,021)     (7,160)    (27,591)     (30,278)
                                ----------  ----------  ----------  -----------
                                $1,281,853  $1,468,995  $5,889,086  $ 6,123,199
                                ----------  ----------  ----------  -----------
Operating Income..............  $  255,951  $  195,902  $1,088,345  $   909,168
                                ----------  ----------  ----------  -----------
Other Income and (Deductions):
 Interest on long-term debt,
  net of interest
  capitalized.................  $ (142,558) $ (112,754) $ (471,526) $  (473,819)
 Interest on notes payable....      (3,952)     (5,809)    (20,392)     (12,992)
 Allowance for funds used
  during construction.........       4,211       3,160      17,515       36,353
 Income taxes applicable to
  nonoperating activities.....      (1,416)     13,951       3,747       36,986
 Provision for dividends and
  redemption premiums--
   Preferred and preference
    stocks of ComEd...........     (15,297)    (14,547)    (57,634)     (59,506)
   ComEd-obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trusts holding solely
    ComEd's subordinated debt
    securities................      (7,428)     (7,428)    (29,710)     (29,640)
 Loss on nuclear plant
  closure.....................         --          --          --      (885,611)
 Income tax effect of nuclear
  plant closure...............         --          --          --       362,952
 Miscellaneous--net...........       7,638     (18,760)     23,273     (135,107)
                                ----------  ----------  ----------  -----------
                                $ (158,802) $ (142,187) $ (534,727) $(1,160,384)
                                ----------  ----------  ----------  -----------
Net Income (Loss) before
 Extraordinary Items..........  $   97,149  $   53,715  $  553,618  $  (251,216)
Extraordinary Losses, less
 Applicable Income Taxes......     (27,506)        --      (27,506)    (810,335)
                                ----------  ----------  ----------  -----------
Net Income (Loss).............  $   69,643  $   53,715  $  526,112  $(1,061,551)
                                ==========  ==========  ==========  ===========
Basic and diluted earnings
 (loss) per common share:
 Earnings (loss) per common
  share before
  extraordinary items.........  $     0.45  $     0.25  $     2.55  $     (1.15)
 Extraordinary losses, less
  applicable income taxes.....       (0.13)        --        (0.13)       (3.75)
                                ----------  ----------  ----------  -----------
 Earnings (loss) per common
  share.......................  $     0.32  $     0.25  $     2.42  $     (4.90)
                                ==========  ==========  ==========  ===========
Cash Dividends Declared per
 Common Share.................  $     0.40  $     0.40  $     1.60  $      1.60

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,   December 31,
                       ASSETS                            1999          1998
                       ------                         -----------  ------------
                                                       (Thousands of Dollars)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $827 million and
   $858 million, respectively)....................... $28,008,632  $27,801,246
  Less--Accumulated provision for depreciation.......  15,438,922   15,234,320
                                                      -----------  -----------
                                                      $12,569,710  $12,566,926
  Nuclear fuel, at amortized cost....................     860,729      874,979
                                                      -----------  -----------
                                                      $13,430,439  $13,441,905
                                                      -----------  -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 2,374,908  $ 2,267,317
  Subsidiary companies...............................      42,127       41,643
  Other, at cost.....................................     284,890      292,737
                                                      -----------  -----------
                                                      $ 2,701,925  $ 2,601,697
                                                      -----------  -----------
Current Assets:
  Cash............................................... $    60,672  $    28,743
  Temporary cash investments.........................      27,471       26,935
  Cash held for redemption of securities.............     761,492    3,062,816
  Special deposits...................................         297          271
  Receivables--
    Customers........................................   1,224,511    1,369,701
    Forward share repurchase contract................     675,841          --
    Other............................................      87,947      136,663
    Provisions for uncollectible accounts............     (49,038)     (48,645)
  Coal and fuel oil, at average cost.................     153,558      135,415
  Materials and supplies, at average cost............     236,385      232,246
  Deferred income taxes related to current assets and
   liabilities.......................................      37,846       24,339
  Prepayments and other..............................      39,029       20,301
                                                      -----------  -----------
                                                      $ 3,256,011  $ 4,988,785
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 4,518,346  $ 4,578,427
  Other..............................................      82,808       96,266
                                                      -----------  -----------
                                                      $ 4,601,154  $ 4,674,693
                                                      -----------  -----------
                                                      $23,989,529  $25,707,080
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        March 31,  December 31,
            CAPITALIZATION AND LIABILITIES                1999         1998
            ------------------------------             ----------- ------------
                                                        (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,065,469 $ 5,099,444
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........      74,482      74,488
    Subject to mandatory redemption requirements......      69,475      69,475
  ComEd-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely
   ComEd's subordinated debt securities*..............     350,000     350,000
  Long-term debt......................................   7,677,109   7,809,109
                                                       ----------- -----------
                                                       $13,236,535 $13,402,516
                                                       ----------- -----------
Current Liabilities:
  Notes payable....................................... $   220,814 $   292,963
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease obligations
   of subsidiary companies............................     923,834   2,314,443
  Accounts payable....................................     465,277     604,936
  Accrued interest....................................     179,966     180,674
  Accrued taxes.......................................     266,154     134,976
  Dividends payable...................................      92,563     105,133
  Customer deposits...................................      62,204      56,954
  Accrued plant closing costs.........................      66,197      78,430
  Other...............................................     133,870     155,262
                                                       ----------- -----------
                                                       $ 2,410,879 $ 3,923,771
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 3,771,885 $ 3,805,460
  Nuclear decommissioning liability for retired
   plants.............................................   1,237,300   1,215,400
  Accumulated deferred investment tax credits.........     553,436     562,285
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     736,644     728,413
  Obligations under capital leases of subsidiary
   companies..........................................     289,426     333,653
  Regulatory liabilities..............................     594,320     595,005
  Other...............................................   1,159,104   1,140,577
                                                       ----------- -----------
                                                       $ 8,342,115 $ 8,380,793
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 21)
                                                       $23,989,529 $25,707,080
                                                       =========== ===========

  *As described in Note 10 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. The sole asset of ComEd Financing II, also a subsidiary trust of ComEd, is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027.

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       March 31,    December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (Thousands of Dollars)
Common Stock Equity:
  Common stock, without par value--
   Outstanding (excluding treasury stock)--217,156,444
    shares and 217,094,560 shares, respectively....... $ 4,951,002  $ 4,966,630
  Preference stock expense of ComEd...................        (429)      (3,199)
  Retained earnings...................................     124,991      142,813
  Treasury stock--264,406 shares and 178,982 shares,
   respectively.......................................     (10,095)      (6,800)
                                                       -----------  -----------
                                                       $ 5,065,469  $ 5,099,444
                                                       -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--3,000,000 shares and 13,499,549
      shares, respectively............................ $    72,638  $   504,957
    Current redemption requirements for preference
     stock included in current liabilities............         --      (432,320)
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--58,003 shares and 58,211 shares,
      respectively....................................       1,844        1,851
    Prior preferred stock, cumulative, $100 par value
     per share-- No shares outstanding................         --           --
                                                       -----------  -----------
                                                       $    74,482  $    74,488
                                                       -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--700,000 shares and 1,720,345 shares,
      respectively.................................... $    69,475  $   171,348
    Current redemption requirements for preference
     stock included in current liabilities............         --      (101,873)
                                                       -----------  -----------
                                                       $    69,475  $    69,475
                                                       -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely
 ComEd's Subordinated Debt Securities................. $   350,000  $   350,000
                                                       -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1999 through 2003--6 3/8% to 9 3/8%...... $   672,345  $ 1,080,000
    Maturing 2004 through 2013--4.40% to 8 3/8%.......   1,305,400    1,485,400
    Maturing 2014 through 2023--5.85% to 9 7/8%.......   1,609,453    1,981,000
                                                       -----------  -----------
                                                       $ 3,587,198  $ 4,546,400
  Transitional trust notes, due 2000 through 2008--
   5.29% to 5.74%.....................................   3,400,000    3,400,000
  Sinking fund debentures, due 1999 through 2011--2
   3/4% to 7 5/8%.....................................      36,159       94,159
  Pollution control obligations, due 2007 through
   2014--2.90% to 5 7/8%..............................     140,700      140,700
  Other long-term debt................................   1,308,190    1,275,811
  Deposit for retirement of long-term debt............      (2,762)         --
  Current maturities of long-term debt included in
   current liabilities................................    (737,666)  (1,585,281)
  Unamortized net debt discount and premium...........     (54,710)     (62,680)
                                                       -----------  -----------
                                                       $ 7,677,109  $ 7,809,109
                                                       -----------  -----------
                                                       $13,236,535  $13,402,516
                                                       ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS (DEFICIT)

                                    Three Months Ended   Twelve Months Ended
                                         March 31              March 31
                                    -------------------  ---------------------
                                      1999      1998       1999       1998
                                    --------- ---------  --------  -----------
                                             (Thousands of Dollars)
Balance at Beginning of Period..... $ 142,813 $ (21,184) $(54,207) $ 1,353,931
Add--Net income (loss).............    69,643    53,715   526,112   (1,061,551)
                                    --------- ---------  --------  -----------
                                    $ 212,456 $  32,531  $471,905  $   292,380
                                    --------- ---------  --------  -----------
Deduct--
   Cash dividends declared on com-
    mon stock...................... $  86,865 $  86,739  $347,287  $   346,479
   Other capital stock transac-
    tions--net.....................       600        (1)     (373)         108
                                    --------- ---------  --------  -----------
                                    $  87,465 $  86,738  $346,914  $   346,587
                                    --------- ---------  --------  -----------
Balance at End of Period (Includes
 $477 million and $298 million of
 appropriated retained earnings at
 March 31, 1999 and 1998,
 respectively)..................... $ 124,991 $ (54,207) $124,991  $   (54,207)
                                    ========= =========  ========  ===========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                               Three Months Ended       Twelve Months Ended
                                    March 31                 March 31
                              ----------------------  ------------------------
                                 1999        1998        1999         1998
                              -----------  ---------  -----------  -----------
                                         (Thousands of Dollars)
Cash Flow from Operating Ac-
 tivities:
 Net income (loss)........... $    69,643  $  53,715  $   526,112  $(1,061,551)
 Adjustments to reconcile
  net income (loss) to net
  cash provided by operating
  activities:
   Depreciation and amortiza-
    tion.....................     246,312    262,010      979,162    1,050,280
   Deferred income taxes and
    investment tax credits--
    net......................     (53,656)    26,681       (8,639)    (310,389)
   Extraordinary loss related
    to write-off of certain
    net regulatory assets....         --         --           --       810,335
   Loss on nuclear plant clo-
    sure.....................         --         --           --       885,611
   Provisions/(payments) for
    revenue refunds--net.....     (22,493)   (34,504)     (10,856)      10,966
   Equity component of
    allowance for funds used
    during construction......      (1,753)    (1,584)      (7,128)     (20,274)
   Provisions/(payments) for
    liability for separation
    costs--net...............      (8,780)     7,425       (6,448)      24,037
   Net effect on cash flows
    of changes in:
     Receivables.............     194,299     61,451     (336,548)     (16,142)
     Coal and fuel oil.......     (18,143)   (36,186)       3,292       15,787
     Materials and supplies..      (4,139)    (5,221)      20,887       36,468
     Accounts payable
      excluding nuclear fuel
      lease principal
      payments and separation
      costs--net.............    (130,879)   (37,367)       2,373        8,752
     Accrued interest and
      taxes..................     148,474      1,734      117,073      (71,534)
     Other changes in certain
      current assets and
      liabilities............      27,850     18,790      154,592      276,415
   Other--net................      80,639     49,495       24,221      136,546
                              -----------  ---------  -----------  -----------
                              $   527,374  $ 366,439  $ 1,458,093  $ 1,775,307
                              -----------  ---------  -----------  -----------
Cash Flow from Investing Ac-
 tivities:
 Construction expenditures... $  (231,075) $(172,951) $  (981,905) $  (981,782)
 Nuclear fuel expenditures...     (50,085)   (60,549)    (155,705)    (197,149)
 Sales of generating plants..         --     177,454          --       238,245
 Equity component of
  allowance for funds used
  during construction........       1,753      1,584        7,128       20,274
 Contributions to nuclear
  decommissioning funds......     (39,426)   (80,077)     (96,120)    (114,721)
 Other investments and spe-
  cial deposits..............      (4,815)   (17,519)       1,073         (827)
                              -----------  ---------  -----------  -----------
                              $  (323,648) $(152,058) $(1,225,529) $(1,035,960)
                              -----------  ---------  -----------  -----------
Cash Flow from Financing Ac-
 tivities:
 Issuance of securities--
  Transitional trust notes... $       --   $     --   $ 3,382,629  $       --
  Other long-term debt.......      35,000     25,000      392,270       90,000
  Capital stock..............         824      4,223       13,245       14,223
 Retirement and redemption
  of securities--
  Long-term debt.............  (1,055,655)  (366,509)  (1,304,998)    (599,366)
  Capital stock..............    (564,213)      (133)    (604,946)     (44,045)
 Deposits and securities
  held for retirement and
  redemption of securities...         --      (4,064)         --        (1,733)
 Prepayment of forward share
  repurchase contract........    (675,841)       --      (675,841)         --
 Cash dividends paid on com-
  mon stock..................     (86,806)   (86,610)    (347,150)    (346,225)
 Proceeds from
  sale/leaseback of nuclear
  fuel.......................         --      16,565       84,473      122,049
 Nuclear fuel lease princi-
  pal payments...............     (53,745)   (32,186)    (277,163)    (149,048)
 Increase/(decrease) in
  short-term borrowings......     (72,149)   221,500     (158,836)     249,900
                              -----------  ---------  -----------  -----------
                              $(2,472,585) $(222,214) $   503,683  $  (664,245)
                              -----------  ---------  -----------  -----------
Cash, Temporary Cash Invest-
 ments and Cash Held for Re-
 demption of Securities...... $(2,268,859) $  (7,833) $   736,247  $    75,102
Change in Net Cash Balance:
 Balance at Beginning of
  Period.....................   3,118,494    121,221      113,388       38,286
                              -----------  ---------  -----------  -----------
 Balance at End of Period.... $   849,635  $ 113,388  $   849,635  $   113,388
                              ===========  =========  ===========  ===========

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

  The consolidated financial statements include the accounts of Unicom, ComEd, Indiana Company, the Trusts, ComEd Funding, ComEd Funding Trust and Unicom's unregulated subsidiaries. All significant intercompany transactions have been eliminated. Although the accounts of ComEd Funding and ComEd Funding Trust, which are SPEs, are included in the consolidated financial statements, as required by GAAP, ComEd Funding and ComEd Funding Trust are legally separated from Unicom and ComEd. The assets of the SPEs are not available to creditors of Unicom or ComEd and the transitional property held by the SPEs are not assets of Unicom or ComEd.

  Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the transition to a new customer information and billing system, a larger portion of customer revenues and receivables were based on estimates in the latter part of 1998 and the first quarter of 1999 than in previous years.

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

  ComEd's investment in generation-related, net utility plant, including construction work in progress and nuclear fuel, and excluding the decommissioning costs included in the accumulated provision for depreciation, not subject to cost-based rate regulation, was $9.2 billion as of March 31, 1999 and December 31, 1998. See "Regulatory Assets and Liabilities" below regarding the plant impairment recorded by ComEd in the second quarter of 1998.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at March 31, 1999 and December 31, 1998 were as follows:

                                                         March 31,  December 31,
                                                            1999        1998
                                                         ---------- ------------
                                                         (Thousands of Dollars)
Regulatory assets:
  Impaired production plant............................. $2,922,215  $2,955,154
  Deferred income taxes (1).............................    677,397     680,356
  Nuclear decommissioning costs--Dresden Unit 1.........    207,890     255,031
  Nuclear decommissioning costs--Zion Units 1 and 2.....    490,555     443,130
  Coal reserves.........................................    178,038     197,975
  Unamortized loss on reacquired debt (2)...............     42,251      46,781
                                                         ----------  ----------
                                                         $4,518,346  $4,578,427
                                                         ==========  ==========
Regulatory liabilities:
  Deferred income taxes (1)............................. $  594,320  $  595,005
                                                         ==========  ==========

--------
(1) Recorded in compliance with SFAS No. 109, Accounting for Income Taxes, for non-generation related temporary differences.
(2) Amortized over the remaining lives of the non-generation related long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

  ComEd performed a SFAS No. 121 impairment analysis in 1998 which concluded that future revenues, excluding the collection of the CTC expected to be recovered from electric supply services, would be insufficient to cover the costs of its generating assets. Because future regulated cash flows, which include the CTC, tariff revenues and gains from the disposition of assets, are expected to provide recovery of the impaired plant assets, a regulatory asset was recorded for the same amount. The regulatory asset is currently being amortized as it is recovered through regulated cash flows. Regulatory assets related to impaired production plant and coal reserves are expected to be substantially recovered through regulated cash flows at the completion of the fossil plants sale. See Note 4 for additional information regarding the sale of the fossil plants.

  Recovery of the regulatory asset for Dresden Unit 1 and Zion Units 1 and 2 represents unrecovered nuclear decommissioning costs, which will be recovered over the periods 1999-2011 and 1999-2013, respectively, through a separate rate recovery rider provided for by the 1997 Act. See "Depreciation, Amortization of Regulatory Assets and Decommissioning" below for additional information.

  Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through base rates. See Note 13 for additional information concerning the disposal of spent nuclear fuel, one-

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES time fee and interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $89 million and $58 million for the three months ended March 31, 1999 and 1998, respectively, and $321 million and $249 million for the twelve months ended March 31, 1999 and 1998, respectively.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of March 31, 1999. It includes the City, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately 30 percent of its ultimate consumer revenues in the three months and twelve months ended March 31, 1999. ComEd had 3.5 million electric customers at March 31, 1999. See Notes 2, 3 and 18 for additional information.

  Depreciation, Amortization of Regulatory Assets and Decommissioning. Depreciation, decommissioning and amortization of regulatory assets for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                         Three Months Ended  Twelve Months Ended
                                              March 31            March 31
                                         ------------------- -------------------
                                           1999      1998      1999      1998
                                         --------- --------- -------- ----------
                                                 (Thousands of Dollars)
Depreciation expense.................... $ 177,438 $ 221,747 $743,601 $  880,238
Decommissioning expense.................    20,955    27,155   83,820    108,621
Amortization of regulatory assets.......    32,939       --    98,150     11,454
                                         --------- --------- -------- ----------
                                         $ 231,332 $ 248,902 $925,571 $1,000,313
                                         ========= ========= ======== ==========

  Depreciation is provided on a straight-line basis by amortizing the cost of depreciable plant and equipment over estimated service lives for each class of plant. Provisions for depreciation, including nuclear plant, were at average annual rates of 2.65% and 2.83% for the three months and twelve months ended March 31, 1999, respectively, of average depreciable utility plant and equipment. Provisions for depreciation, including nuclear plant, were at average annual rates of 3.40% and 3.37% for the three months and twelve months ended March 31, 1998, respectively, of average depreciable utility plant and equipment. The decrease for the periods in 1999, compared to 1998, in the average depreciation rates relates primarily to a reduction in nuclear depreciation rates due to the partial impairment of production plant, which was recorded as a component of accumulated depreciation, partially offset by shortened depreciable lives for certain nuclear stations. The annual rate for nuclear plant and equipment, excluding separately collected decommissioning costs and depreciation related to the replacement of the steam generators, was 2.88% for periods ending prior to July 1, 1998. The nuclear depreciation rate applied to gross depreciable nuclear plant, beginning July 1, 1998, is 2.16% reflecting the partial impairment of production plant and shortened depreciable lives for certain nuclear stations. See "Regulatory Assets and Liabilities" above for additional information on the partial impairment of production plant.

  Nuclear plant decommissioning costs are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations--Decommissioning," for a discussion of questions raised by the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES staff of the SEC and a FASB review regarding the electric utility industry's method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each generating station currently operating. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's ten operating units have remaining current NRC license lives ranging from 7 to 29 years. ComEd's Zion Station and its first nuclear unit, Dresden Unit 1, are retired and expected to be dismantled beginning in the years 2014 and 2012, respectively, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.4 billion in current-year (1999) dollars, including a contingency allowance. This estimate includes $515 million of non-radiological costs, which are included in ComEd's proposed rider for recovery, as discussed below. ComEd estimates that it will expend approximately $13.8 billion, including a contingency allowance and non-radiological costs, for decommissioning costs primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The current estimated decommissioning costs include a contingency allowance, but, except at Dresden Unit 1, exclude amounts for spent fuel storage installations, which may be necessary to store spent fuel during the period beginning at the end of the NRC license lives of the plants to the date when the DOE accepts the spent fuel for permanent storage. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. Under its most recent annual rider, filed with the ICC on February 26, 1999, ComEd has proposed to increase its estimated annual decommissioning cost accrual from $84 million to $130 million. The increase primarily reflects an increase in low-level waste disposal cost escalation, the inclusion of $209 million in current-year (1999) dollars for safety-related costs of maintaining Zion Station in a mothballed condition until dismantlement begins, and the inclusion of non-radiological costs in the decommissioning cost estimates for recovery under the rider.

  In February 1998, the ICC authorized a reduction in the annual decommissioning cost accrual from $109 million to $84 million. The reduction primarily reflected stronger than expected after-tax returns on the external trust funds and lower than expected escalation in low-level waste disposal costs, partially offset by the higher current-year cost estimates, including a contingency allowance.

  The proposed annual decommissioning cost accrual of $130 million was determined using the following assumptions: the decommissioning cost estimate of $5.4 billion in current-year (1999) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.49% and 6.83%, respectively, and an escalation rate for future decommissioning costs of 4.84%. The annual accrual provided over the current NRC license lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate to approximately $13.8 billion.

  For the ten operating nuclear units, decommissioning cost accruals are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

Operations and the Consolidated Balance Sheets, respectively, as such costs are recovered through rates. As of March 31, 1999, the total decommissioning costs included in the accumulated provision for depreciation were $1,938 million.

  For ComEd's retired nuclear units, the total estimated liability for nuclear decommissioning in current-year (1999) dollars is recorded as a liability. The unrecovered portion of the liability was also recorded as a regulatory asset. The nuclear decommissioning liability for retired plants as of March 31, 1999 was as follows:

                                                               Zion
                                                    Dresden   Units
                                                     Unit 1  1 and 2    Total
                                                    -------- -------- ----------
                                                       (Thousands of Dollars)
Amounts recovered through rates and investment
 fund earnings....................................  $109,810 $429,045 $  538,855
Unrecovered portion of the liability..............   207,890  490,555    698,445
                                                    -------- -------- ----------
 Nuclear decommissioning liability for retired
  plants..........................................  $317,700 $919,600 $1,237,300
                                                    ======== ======== ==========

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts. Consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. The fair value of funds accumulated in the external trusts at March 31, 1999 was $2,375 million, which includes pre-tax unrealized appreciation of $670 million. The earnings on the external trusts for operating plants accumulate in the fund balance and accumulated provision for depreciation. Nuclear decommissioning funding as of March 31, 1999 was as follows:

                                                          (Thousands of Dollars)
Amounts recovered through rates and investment fund
 earnings for operating plants (included in the accumu-
 lated provision for depreciation)......................        $1,937,716
Amounts recovered through rates and investment fund
 earnings for retired plants............................           538,855
Less past accruals not yet contributed to the trusts....           101,663
                                                                ----------
 Fair value of external trust funds.....................        $2,374,908
                                                                ==========

  Income Taxes. Deferred income taxes are provided for income and expense items recognized for financial accounting purposes in periods that differ from those for income tax purposes. Income taxes deferred in prior years are charged or credited to income as the book/tax temporary differences reverse. Prior years' deferred investment tax credits are amortized through credits to income generally over the lives of the related property. Income tax credits resulting from interest charges applicable to nonoperating activities, principally construction, are classified as other income.

  AFUDC and Interest Capitalized. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program for the non-generation portion of its business. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 8.02% and 8.96% for the three months ended March 31, 1999 and 1998, respectively, and 8.11% and 9.29% for the twelve months ended March 31, 1999 and 1998, respectively. ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business, and as a result began capitalizing interest in 1998. ComEd capitalized $6 million and $2 million for the three months ended March 31, 1999 and 1998, respectively, and $32 million and $2 million for the twelve months ended March 31, 1999 and 1998,

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES respectively, in interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $165 million and $140 million for the three months ended March 31, 1999 and 1998, respectively, and $570 million and $584 million for the twelve months ended March 31, 1999 and 1998, respectively.

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt of ComEd are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from ComEd's reacquisition, in connection with the refinancing of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates, is deferred and amortized over the lives of the long-term debt issued to finance the reacquisition for non-generation related financings. See "Regulatory Assets and Liabilities" above and Note 2 for additional information.

  Stock Option Awards/Employee Stock Purchase Plan. Unicom has elected to adopt SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes only. Unicom accounts for its stock option awards and ESPP under APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 7 for additional information.

  Average Common Shares Outstanding. Unicom adopted SFAS No. 128, Earnings per Share, which established standards for computing and presenting EPS. Unicom has presented basic and diluted EPS on the Statements of Consolidated Operations for the three months and twelve months ended March 31, 1999 and 1998. The number of average outstanding common shares used to compute basic and diluted EPS for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                        Three Months Ended  Twelve Months Ended
                                             March 31            March 31
                                        ------------------- -------------------
                                          1999      1998      1999      1998
                                        --------- --------- --------- ---------
                                                 (Thousands of Shares)
Average Number of Common Shares Out-
 standing:
 Average Number of Common Shares--Ba-
  sic..................................   217,081   216,707   217,036   216,493
 Potentially Dilutive Common Shares--
  Treasury Method:
  Stock Options........................       614       585       653       320
  Other Convertible Securities.........        85        94        85        94
                                        --------- --------- --------- ---------
 Average Number of Common Shares--Di-
  luted................................   217,780   217,386   217,774   216,907
                                        ========= ========= ========= =========

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

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards requiring that

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item on the Statements of Consolidated Operations, and requires Unicom and ComEd to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

  Unicom and ComEd have not yet quantified the effects on their financial statements of adopting SFAS No. 133 and have not determined the timing or method of adopting SFAS No. 133. However, adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on operating results.

  Cash Held for Redemption of Securities. This Consolidated Balance Sheets line item includes the unused cash proceeds of approximately $597 million resulting from the issuance of the transitional trust notes and $164 million of pending instrument funding charges collected from ComEd customers to secure payment of the principal and interest on the transitional trust notes, as of March 31, 1999. See Note 2 for additional information.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 1999 and 1998 was as follows:

                                      Three Months Ended   Twelve Months Ended
                                           March 31             March 31
                                      -------------------- -------------------
                                        1999       1998      1999      1998
                                      ---------  --------- --------- ---------
                                              (Thousands of Dollars)
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capital-
    ized)............................ $ 161,651  $ 154,881  $475,122 $ 506,003
   Income taxes (net of refunds)..... $ (25,921) $     --  $ 246,555 $ 258,803
Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
 Capital lease obligations incurred
  by subsidiary companies............ $   1,162  $  17,996 $  89,537 $ 130,011

  (2) Accounting Effects Related to the 1997 Act. In December 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. Major provisions of the 1997 Act applicable to ComEd include a 15% residential base rate reduction which became effective August 1, 1998, an additional 5% residential base rate reduction commencing on May 1, 2002 and gradual customer access to other electric suppliers. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. ComEd's operating revenues were reduced by approximately $170 million in 1998 due to the rate reduction. ComEd expects that the 15% residential base rate reduction will

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES reduce ComEd's operating revenues by approximately $380 million in 1999, compared to 1997 rate levels. ComEd's operating revenues were reduced by approximately $90 million for the first quarter of 1999 for the residential rate reduction.

  As a result of the 1997 Act and FERC rules, prices for the supply of electric energy are expected to change from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act provides for the collection of a CTC from customers who choose another electric service provider during a transition period that extends through 2006, and can be extended through 2008 with ICC approval. The CTC will be established in accordance with a formula defined in the 1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions. See Note 4 for additional information.

  Notwithstanding these rate reductions, and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 through 1999 and plus 6.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to utility earnings. Increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods.

  Under the 1997 Act, utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select an alternative energy supplier can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. On March 1, 1999, ComEd filed with the ICC its Non-Residential Delivery Services Implementation Plan and associated tariffs for the provision of delivery and other services related to ComEd's implementation for retail open access, as called for by the 1997 Act. The ICC is required to issue a final order in the third quarter of 1999.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such securities issuances must be used to refinance outstanding debt and equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period which commenced

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES on August 1, 1998. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, must be used to redeem or repurchase debt and equity to lower ComEd's overall cost of capital. Accordingly, in early 1999 ComEd redeemed $788 million of long-term debt and $534 million of preference stock, and reacquired $229 million of outstanding ComEd long-term debt through a tender offer. In addition, $500 million of the proceeds was used to reduce ComEd's outstanding short-term debt. In the first quarter of 1999, ComEd recorded an extraordinary loss related to the early redemptions and the tender offer of the above-mentioned first mortgage bonds and sinking fund debentures, which reduced net income on common stock by approximately $27 million (after-tax), or $0.13 per common share. ComEd also recorded $10 million (after-tax), or $0.04 per common share, for premiums paid in connection with the redemption of the above-mentioned preference stock. The preference stock premiums were included in the provision for dividends for preference stocks of ComEd on the Statements of Consolidated Operations. Unicom has announced plans to repurchase approximately $750 million of Unicom common stock using the proceeds it receives from ComEd's repurchase of its common stock held by Unicom. The remaining proceeds will be used for the payment of fees and additional debt and equity redemptions. See Note 6 for additional information regarding Unicom's share repurchase plans.

  Because the 1997 Act is expected ultimately to lead to market-based pricing of electric generation services, ComEd discontinued SFAS No. 71 regulatory accounting practices for the generation portion of its business in December 1997. ComEd evaluated the regulatory assets and liabilities related to the generation portion of its business and determined that it was not probable that such costs would be recovered through the cash flows from the regulated portion of its business. Accordingly, certain generation-related regulatory assets and liabilities were written off in the fourth quarter of 1997, resulting in an extraordinary charge of $810 million (after-tax), or $3.75 per common share (diluted). The fourth quarter of 1997 also reflected charges totaling $44 million (after-tax), or $0.20 per common share (diluted), as a result of ComEd's elimination of its FAC pursuant to an option in the 1997 Act, and a charge of $60 million (after-tax), or $0.28 per common share (diluted), for a write down of ComEd's investment in uranium-related properties to realizable value. Projections of the market price for uranium indicated that the expected incremental costs of mining and milling uranium at the properties would exceed the expected market price for uranium and such cost are not expected to be recoverable in a competitive market.

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

  (3) Rate Matters. Final ICC orders have been issued in fuel reconciliation proceedings related to ComEd's FAC collections for all years. During the fourth quarter of 1998, the ICC issued an order in the proceeding for the year 1994 providing for a refund of approximately $3 million and an order for the 1996 fuel reconciliation proceeding requiring ComEd to refund approximately $19 million. Both orders were related to nuclear station performance. Both refunds were made in the first quarter of 1999. The 1997 Act provides that, because ComEd eliminated its FAC effective January 1, 1997, the ICC shall not conduct a fuel reconciliation proceeding for the year 1997 and subsequent years. See Note 2 for information regarding the 1997 Act and the elimination of ComEd's FAC.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Three of ComEd's wholesale municipal customers filed a complaint and request for refund with the FERC alleging that ComEd failed to properly adjust their rates, as provided for under the terms of their electric service contracts, to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, the FERC granted the complaint and directed that refunds be made, with interest. ComEd filed and was granted a request for rehearing for purposes of reconsideration with the FERC. If the order is upheld, ComEd must make refunds within 15 days of the resolution for rehearing. ComEd's management believes an adequate reserve has been established in connection with this case.

  (4) Closure and Sale of Plants. In January 1998, the Boards of Directors of Unicom and ComEd authorized the permanent cessation of nuclear generation operations and retirement of facilities at ComEd's 2,080 megawatt Zion nuclear generating station. Such retirement resulted in a charge in the fourth quarter of 1997 of $523 million (after-tax), or $2.42 per common share (diluted).

  The write-off included a liability for future closing costs associated with the retirement of Zion Station, excluding severance costs, resulting in a charge of $117 million (after-tax). ComEd recorded a reduction to the liability for future closing costs of $15 million (after-tax), or $0.07 per common share (diluted), in the year 1998 to reflect lower than expected closing costs due to employees being reassigned or removed from the payroll sooner than expected, and lower than anticipated support costs and use of contractors. See Note 16 for information regarding costs of voluntary employee separation plans.

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

  On March 22, 1999, ComEd entered into an Asset Sale Agreement providing for the sale of substantially all of the assets of its fossil plants to EME for a cash purchase price of $4.813 billion. The fossil plants represent an aggregate generating capacity of approximately 9,772 megawatts. Completion of the sale is subject to certain regulatory filings and approvals and is expected to occur during the fourth quarter of 1999.

  Just prior to the consummation of the sale of the fossil plants, ComEd expects to transfer these assets to Unicom Investment. In consideration for the transferred assets, Unicom Investment will pay ComEd consideration totaling $4.813 billion in the form of a Demand Note in the amount of approximately $2.350 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment will immediately sell the fossil plants to EME, in consideration of which Unicom Investment will receive $4.813 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment will pay the $2.350 billion aggregate principal due to ComEd under the Demand Note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities. Of the cash received by ComEd, $1.68 billion is expected to be used to pay the costs and taxes associated with the sale of the fossil plants. The remainder of such receipt will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The sale is expected to produce an after-tax gain of approximately $1.7 billion, after settling commitments associated with certain coal contracts and recognizing employee-related costs. Additionally, certain of the funding initiatives contemplated with the proceeds received by ComEd could reduce the gain by up to $150 million (after-tax). The gain on the sale, after reflecting the effects of the funding initiatives, will be utilized to recover certain regulatory assets and as a result, the sale is not expected to have a significant impact on net income in 1999. See Note 1, under "Regulatory Assets and Liabilities," for additional information.

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

  (5) Authorized Shares, Voting Rights and Stock Rights of Capital Stock. At March 31, 1999, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at March 31, 1999 were: preference stock--10,510,451 shares; $1.425 convertible preferred stock--58,003 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  Pursuant to a plan adopted by the Unicom Board of Directors on February 2, 1998, each share of Unicom's common stock carries the right (referred to herein as a "Right") to purchase one-thousandth of one share of Unicom's common stock at a purchase price of $100 per whole share of common stock, subject to adjustment. The Rights are tradable only with Unicom's common stock until they become exercisable. The Rights become exercisable upon the earlier of ten days following a public announcement that a person (an "Acquiring Person") has acquired 15% or more of Unicom's outstanding common stock or ten business days (or such later date as may be determined by action of the Board of Directors) following the commencement of a tender or exchange offer which, if consummated, would result in a person or group becoming an Acquiring Person. The Rights are subject to redemption by Unicom at a price of $0.01 per Right, subject to certain limitations, and will expire on February 2, 2008. If a person or group becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, Unicom common stock at a 50% discount from the then current market price. If Unicom is acquired in a merger or other business combination transaction in which Unicom is not the survivor, or 50% or more of Unicom's assets or

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES earning power is sold or transferred, each holder of a Right shall then have the right to receive, upon exercise, common stock of the acquiring company at a 50% discount from the then current market price of such common stock. Rights held by an Acquiring Person become void upon the occurrence of such events.

  (6) Common Equity. In the fourth quarter of 1998, Unicom entered into a forward purchase arrangement for the repurchase of $200 million of its common stock. This contract, which was accounted for as an equity instrument as of December 31, 1998, was settled on a net cash basis in February 1999, resulting in a $16 million reduction to common stock equity on the Consolidated Balance Sheets.

  In February 1999, Unicom also entered into a prepaid forward purchase agreement with a financial institution for the repurchase of approximately 15 million shares of Unicom common stock. This forward purchase arrangement was amended to also include the repurchase of approximately 5.1 million shares for a total of 20.1 million shares, subsequent to the net cash settlement of the $200 million repurchase program, as described above. The repurchase arrangement, as amended, provides for final settlement no later than February 2000, on either a physical (share) basis, or a net cash basis. The amount at which the arrangement can be settled is dependent principally upon the average market price at which the financial institution purchases such shares, compared to the forward price per share. The share repurchases will not reduce shares outstanding for purposes of EPS calculations or reduce common stock equity, and resulting return on common equity calculations, until the date of physical settlement. Unicom does not currently anticipate that settlement will occur in 1999. The repurchase arrangement has been recorded as a receivable on the Consolidated Balance Sheets and will be adjusted at the end of each reporting period to reflect the aggregate market value of the shares deliverable under the arrangement. Consequently, the arrangement could increase earnings volatility in 1999. In the first quarter of 1999, an unrealized gain of $14 million (after-tax), or $0.06 per common share (diluted), related to the arrangement was recorded.

  At March 31, 1999, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 2,534,451
      Employee Stock Purchase Plan....................................   413,297
      Shareholder Rights Plan.........................................   400,000
      Exchange for ComEd common stock not held by Unicom..............    88,945
      1996 Directors' Fee Plan........................................   165,736
                                                                       ---------
                                                                       3,602,429
                                                                       =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Common stock for the three months and twelve months ended March 31, 1999 and 1998 was issued as follows:

                                     Three Months Ended    Twelve Months Ended
                                          March 31              March 31
                                     --------------------  --------------------
                                       1999       1998       1999       1998
                                     ---------  ---------  ---------  ---------
Shares of Common Stock Issued:
 Long-Term Incentive Plan..........    148,813    174,287    468,828    337,247
 Employee Stock Purchase Plan......        --         --      94,270    196,003
 Employee Savings and Investment
  Plan.............................        --         --         --      71,503
 Exchange for ComEd common stock
  not held by Unicom...............     (3,749)     3,477      5,531      9,178
 1996 Directors' Fee Plan..........      2,244      4,074     10,903     14,300
                                     ---------  ---------  ---------  ---------
                                       147,308    181,838    579,532    628,231
                                     =========  =========  =========  =========
                                             (Thousands of Dollars)
Changes in Common Stock Accounts:
 Total shares issued...............  $     681  $   4,198  $  13,330  $  14,239
 Net cash settlement of forward
  share repurchase contract........    (16,454)       --     (16,454)       --
 Shares held by trustee for Unicom
  Stock Bonus Deferral Plan........        --      (1,997)     8,772     (2,129)
 Other.............................        145         25        (83)       (15)
                                     ---------  ---------  ---------  ---------
                                     $ (15,628) $   2,226  $   5,565  $  12,095
                                     =========  =========  =========  =========

  As of March 31, 1999 and December 31, 1998, 264,406 shares and 178,982 shares, respectively, of Unicom common stock were reacquired and held as treasury stock at a cost of $10 million and $7 million, respectively.

  At March 31, 1999 and December 31, 1998, 75,976 and 76,079, respectively, of ComEd common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  As of March 31, 1999 and December 31, 1998, $477 million and $494 million, respectively, of retained earnings had been appropriated for future dividend payments.

  (7) Stock Option Awards/Employee Stock Purchase Plan. Unicom has a nonqualified stock option awards program under its Long-Term Incentive Plan. The stock option awards program was adopted by Unicom in July 1996 to reward valued employees responsible for, or contributing to, the management, growth and profitability of Unicom and its subsidiaries. The stock options granted expire ten years from their grant date. One-third of the shares subject to the options vest on each of the first three anniversaries of the option grant date. In addition, the stock options will become fully vested immediately if the holder dies, retires, is terminated by the Company, other than for cause, or qualifies for long-term disability and will also vest in full upon a change in control.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Stock option transactions through March 31, 1999 are summarized as follows:

                                                     Number of  Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
Outstanding as of January 1, 1997................... 1,188,000      $25.500
Granted during the year............................. 1,339,350       22.313
Exercised during the year...........................   (23,423)      25.500
Expired/cancelled during the year...................  (212,549)      23.632
                                                     ---------
Outstanding as of December 31, 1997................. 2,291,378       23.810
Granted during the year............................. 1,379,525       35.234
Exercised during the year...........................  (404,082)      24.244
Expired/cancelled during the year...................  (123,928)      25.715
                                                     ---------
Outstanding as of December 31, 1998................. 3,142,893       28.694
Granted during the first quarter.................... 1,711,050       35.750
Exercised during the first quarter..................   (26,055)      24.382
Expired/cancelled during the first quarter..........   (39,196)      31.731
                                                     ---------
Outstanding as of March 31, 1999.................... 4,788,692       31.213
                                                     =========

  Of the stock options outstanding at March 31, 1999, 1,023,460 have vested with a weighted average exercise price of $25.094.

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       Stock Option Grant Date
                                                     ---------------------------
                                                      1999    1998    1997
                                                     ------- ------- -------
  Expected option life.............................. 7 years 7 years 7 years
  Dividend yield....................................   4.50%   4.54%   7.20%
  Expected volatility...............................  23.02%  21.95%  22.29%
  Risk-free interest rate...........................   4.83%   5.58%   6.25%

  The estimated weighted average fair value for each stock option granted in the first quarter of 1999 and in the years 1998 and 1997 was $6.48, $6.62, and $2.79, respectively.

  The ESPP allows employees to purchase Unicom common stock at a 10% discount from market value. Substantially all of the employees of Unicom, ComEd and certain subsidiaries are eligible to participate in the ESPP. Unicom issued 94,270 shares and 196,003 shares of common stock for the twelve months ended March 31, 1999 and 1998, respectively, under the ESPP at a weighted average annual purchase price of $33.11 and $19.15, respectively.

  Unicom has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, Unicom has adopted APB No. 25 and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the additional charge to operations would have been $3 million (after-tax), or $0.01 per common share (diluted), and $2 million (after-tax), or $0.01 per common share (diluted), for the twelve months ended March 31, 1999 and 1998, respectively.

  (8) ComEd Preferred and Preference Stocks Without Mandatory Redemption Requirements. During the twelve months ended March 31, 1999, 10,499,549 shares of preferred or preference stock

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES without mandatory redemption requirements were redeemed and no shares were issued. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended March 31, 1998. There are 3,000,000 shares of Series $2.425 preference stock outstanding at March 31, 1999, at an aggregate stated value of $73 million with a redemption price and involuntary liquidation price of $25 per share plus accrued and unpaid dividends, if any.

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

  (9) ComEd Preference Stock Subject to Mandatory Redemption Requirements. During the twelve months ended March 31, 1999 and 1998, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. During the twelve months ended March 31, 1999 and 1998, 1,358,560 shares and 438,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements or were part of the early redemption in January 1999. There are 700,000 shares of Series $6.875 preference stock outstanding at March 31, 1999, at an aggregate stated value of $69 million. This series is non-callable and is required to be redeemed on May 1, 2000. The sinking fund price is $100 and the involuntary liquidation price is $99.25 per share plus accrued and unpaid dividends, if any.

  Sinking fund requirements due within one year are included in current liabilities.

  (10) ComEd-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely ComEd's Subordinated Debt Securities. In September 1995, ComEd Financing I, a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of ComEd Financing I is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. In January 1997, ComEd Financing II, a wholly-owned subsidiary trust of ComEd, issued 150,000 of its 8.50% ComEd-obligated mandatorily redeemable capital securities. The sole asset of ComEd Financing II is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027. There is a full and unconditional guarantee by ComEd of the Trusts' obligations under the securities issued by the Trusts. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. Similarly, ComEd has the right to defer payments of interest on the subordinated deferrable interest debentures by extending the interest payment period, at any time, for up to ten consecutive semi-annual periods. If interest payments on the subordinated deferrable interest notes or debentures are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

  The subordinated deferrable interest notes are redeemable by ComEd, in whole or in part, from time to time, on or after September 30, 2000, and with respect to the subordinated deferrable interest

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES debentures, on or after January 15, 2007, or at any time in the event of certain income tax circumstances. If the subordinated deferrable interest notes or debentures are redeemed, the Trusts must redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the subordinated deferrable interest notes or debentures so redeemed. In the event of the dissolution, winding up or termination of the Trusts, the holders of the preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 for the securities of ComEd Financing I and $1,000 for the securities of ComEd Financing II, plus accrued and unpaid distributions thereon, including interest thereon, to the date of payment, unless in connection with the dissolution, the subordinated deferrable interest notes or debentures are distributed to the holders of the preferred securities.

  (11) Long-Term Debt. ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust, in the fourth quarter of 1998, as follows:

              Series                                         Principal Amount
      ------------------------                            ----------------------
                                                          (Thousands of Dollars)
      5.38% due March 25, 2000...........................       $  424,967
      5.29% due June 25, 2001............................          425,033
      5.34% due March 25, 2002...........................          258,861
      5.39% due June 25, 2003............................          421,139
      5.44% due March 25, 2005...........................          598,511
      5.63% due June 25, 2007............................          761,489
      5.74% due December 25, 2008........................          510,000
                                                                ----------
                                                                $3,400,000
                                                                ==========

  For accounting purposes, the liabilities of ComEd Funding Trust for the transitional trust notes are reflected as long-term debt on the Consolidated
Balance Sheets of Unicom and ComEd.

  The proceeds, net of transaction costs, from the transitional trust notes must be used to redeem debt and equity. During the first quarter of 1999, ComEd redeemed or reacquired $959 million of first mortgage bonds and $58 million of sinking fund debentures.

  Sinking fund requirements and scheduled maturities remaining through 2003 for ComEd's first mortgage bonds, transitional trust notes, sinking fund debentures and other long-term debt outstanding at March 31, 1999, after deducting deposits made for the retirement of sinking fund debentures, are summarized as follows: 1999--$478 million; 2000--$727 million; 2001--$346 million; 2002--$645 million; and 2003--$445 million. Unicom Enterprises' note payable to bank of $120 million will mature in 1999.

  At March 31, 1999, ComEd's outstanding first mortgage bonds maturing through 2003 were as follows:

               Series                                        Principal Amount
      ------------------------                            ----------------------
                                                          (Thousands of Dollars)
      9 3/8% due February 15, 2000.......................       $   42,345
      6 1/2% due April 15, 2000..........................          230,000
      6 3/8% due July 15, 2000...........................          100,000
      7 3/8% due September 15, 2002......................          200,000
      6 5/8% due July 15, 2003...........................          100,000
                                                                ----------
                                                                $  672,345
                                                                ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at March 31, 1999 is summarized as follows:

                 Principal
 Debt Security     Amount                      Interest Rate
---------------  ---------- ---------------------------------------------------
                 (Thousands
                     of
                  Dollars)
Unicom--
 Loans Payable:
 Loan due Janu-
  ary 1, 2003    $    5,519 Interest rate of 8.31%
 Loan due Janu-
  ary 1, 2004         6,371 Interest rate of 8.44%
                 ----------
                 $   11,890
                 ----------
ComEd--
 Notes:
 Medium Term
  Notes, Series
  3N due vari-
  ous dates
  through
  October 15,
  2004           $  296,000 Interest rates ranging from 9.00% to 9.20%
 Notes due Jan-
  uary 15, 2004     150,000 Interest rate of 7.375%
 Notes due Oc-
  tober 15,
  2005              235,000 Interest rate of 6.40%
 Notes due Jan-
  uary 15, 2007     150,000 Interest rate of 7.625%
 Notes due July
  15, 2018          225,000 Interest rate of 6.95%
                 ----------
                 $1,056,000
                 ----------
 Purchase Con-
 tract Obliga-
 tion
 due April 30,
  2005           $      300 Interest rate of 3.00%
                 ----------
Total ComEd      $1,056,300
                 ----------
Unicom Enter-
 prises--
 Long-Term Note
 Payable to
 Bank
 due November
  15, 1999       $  120,000 Prevailing interest rate of 5.87% at March 31, 1999
                 ----------
Unicom Ther-
 mal--
 Guaranteed
  Senior Note
 due May 30,
  2012           $  120,000 Interest rate of 7.38%
                 ----------
Total Unicom     $1,308,190
                 ==========

  Long-term debt maturing within one year has been included in current liabilities.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  In July 1998, Unicom Thermal issued a $120 million 7.38% unsecured guaranteed senior Note due May 2012, the proceeds of which were used to refinance existing debt. The Note is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Thermal's operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million greater than that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom Thermal may incur, and (iv) a requirement that Unicom own, directly or indirectly, 51% of the outstanding stock of Unicom Thermal and at least 80% of the outstanding stock of ComEd.

  (12) Lines of Credit. ComEd had total unused bank lines of credit of $1 billion at March 31, 1999. Of that amount, $500 million expires on October 7, 1999 and $500 million expires on October 8, 2003. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES plus a spread, which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. ComEd is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire on November 15, 1999, of which $80 million was unused as of March 31, 1999. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Such covenants include, among other things,
(i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  (13) Disposal of Spent Nuclear Fuel. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has signed a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations.The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. Pursuant to the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and the related interest is reflected on the Consolidated Balance Sheets. That contract also provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. This extended delay in spent nuclear fuel acceptance by the DOE has led to ComEd's consideration of additional dry storage alternatives. On July 30, 1998, ComEd filed a complaint against the United States in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of spent nuclear fuel in January 1998.

  (14) Fair Value of Financial Instruments. The following methods and assumptions were used to estimate the fair value of financial instruments either held or issued and outstanding. The disclosure of such information does not purport to be a market valuation of Unicom and subsidiary companies as a whole. The impact of any realized or unrealized gains or losses related to such financial instruments on the financial position or results of operations of Unicom and subsidiary companies is primarily dependent on the treatment authorized under future ComEd ratemaking proceedings.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of March 31, 1999 and December 31, 1998 was as follows:

                                   March 31, 1999                 December 31, 1998
                          -------------------------------- --------------------------------
                                     Unrealized                       Unrealized
                          Cost Basis   Gains    Fair Value Cost Basis   Gains    Fair Value
                          ---------- ---------- ---------- ---------- ---------- ----------
                                               (Thousands of Dollars)
 Short-term investments.  $   51,344  $     59  $   51,403 $   40,907  $     42  $   40,949
 U.S. Government and
  Agency issues.........     194,188    11,103     205,291    197,240    20,213     217,453
 Municipal bonds........     406,328    20,033     426,361    416,121    24,124     440,245
 Corporate bonds........     187,341     2,308     189,649    241,111     8,790     249,901
 Common stock...........     732,729   629,128   1,361,857    740,956   565,630   1,306,586
 Other..................     133,063     7,284     140,347     11,345       838      12,183
                          ----------  --------  ---------- ----------  --------  ----------
                          $1,704,993  $669,915  $2,374,908 $1,647,680  $619,637  $2,267,317
                          ==========  ========  ========== ==========  ========  ==========

  At March 31, 1999, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                       Cost Basis   Fair Value
                                                       -----------  -----------
                                                       (Thousands of Dollars)
      Within 1 year...................................  $    39,331  $    39,239
      1 through 5 years...............................      217,807      222,968
      5 through 10 years..............................      247,912      260,579
      Over 10 years...................................      428,654      445,793

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation, for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                      Three Months Ended   Twelve Months Ended
                                           March 31              March 31
                                      ------------------- ----------------------
                                        1999      1998       1999       1998
                                      --------- --------- ---------- -----------
                                                (Thousands of Dollars)
Gross proceeds from sales of securi-
 ties...............................  $ 385,688 $ 428,003 $1,753,169 $ 2,020,756
Less cost based on specific identi-
 fication...........................    382,027   394,333  1,715,785   1,925,126
                                      --------- --------- ---------- -----------
Realized gains on sales of securi-
 ties...............................  $   3,661 $  33,670 $   37,384 $    95,630
Other realized fund earnings net of
 expenses...........................     10,574     3,614     47,337      34,267
                                      --------- --------- ---------- -----------
Total realized net earnings of the
 funds..............................  $  14,235 $  37,284 $   84,721 $   129,897
Unrealized gains....................     50,278   114,038    126,743     326,836
                                      --------- --------- ---------- -----------
 Total net earnings of the funds....  $  64,513 $ 151,322 $  211,464 $   456,733
                                      ========= ========= ========== ===========

  Current Assets. Cash, temporary cash investments, cash held for redemption of securities and other cash investments, which include U.S. Government obligations and other short-term marketable securities, and special deposits, which primarily includes cash deposited for the redemption, refund or discharge of debt securities, are stated at cost, which approximates their fair value because of the short maturity of these instruments. The securities included in these categories have been classified as "available for sale" securities.

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd- obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely ComEd's subordinated debt securities, transitional trust notes, and long-term debt were obtained from an

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of March 31, 1999 and December 31, 1998 were as follows:

                                  March 31, 1999                 December 31, 1998
                         -------------------------------- --------------------------------
                                    Unrealized
                          Carrying   Losses/               Carrying  Unrealized
                           Value     (Gains)   Fair Value   Value      Losses   Fair Value
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
ComEd preferred and
 preference stocks...... $  143,957  $  4,536  $  148,493 $  678,156  $ 11,500  $  689,656
ComEd-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely ComEd's
 subordinated debt
 securities............. $  350,000  $ 24,652  $  374,652 $  350,000  $ 20,678  $  370,678
Transitional trust
 notes.................. $3,383,973  $(13,027) $3,370,946 $3,382,821  $ 67,168  $3,449,989
Long-term debt.......... $4,901,374  $311,788  $5,213,162 $5,911,757  $451,240  $6,362,997

  Long-term notes payable, which are not included in the above table, amounted to $132 million and $100 million at March 31, 1999 and December 31, 1998, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portions of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of March 31, 1999 and December 31, 1998; therefore, the carrying value is equal to the fair value.

  (15) Pension and Postretirement Benefits. As of March 31, 1999, ComEd had a qualified non-contributory defined benefit pension plan which covers all regular employees of ComEd and certain of Unicom's subsidiaries. Benefits under this plan reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The March 31, 1999 and December 31, 1998 pension liabilities and related data were determined using the January 1, 1998 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code. In 1998, Indiana Company's qualified defined benefit pension plan was merged into ComEd's pension plan as a result of the sale of Indiana Company's State Line Station and the transfer of its remaining employees to ComEd.

  ComEd, Indiana Company and certain of Unicom's subsidiaries provide certain postretirement medical, dental and vision care, and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with ten years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The health care plans are contributory, funded jointly by the companies and the participating retirees. The March 31, 1999 and December 31, 1998 postretirement benefit liabilities and related data were determined using the January 1, 1998 actuarial valuations.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation and the funded status of these plans for the three months ended March 31, 1999 and the twelve months ended December 31, 1998 are as follows:

                             Three Months Ended         Twelve Months Ended
                               March 31, 1999            December 31, 1998
                          -------------------------- --------------------------
                                          Other                      Other
                           Pension    Postretirement  Pension    Postretirement
                           Benefits      Benefits     Benefits      Benefits
                          ----------  -------------- ----------  --------------
                                        (Thousands of Dollars)
Change in benefit
obligation
-----------------
Benefit obligation at
 beginning of period....  $4,327,000    $1,249,000   $4,010,000    $1,139,000
Service cost............      31,000        10,000      115,000        38,000
Interest cost...........      71,000        21,000      273,000        78,000
Plan participants' con-
 tributions.............         --          1,000          --          3,000
Actuarial loss..........         --            --       166,000        38,000
Benefits paid...........     (57,000)      (12,000)    (237,000)      (47,000)
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,372,000    $1,269,000   $4,327,000    $1,249,000
                          ----------    ----------   ----------    ----------

Change in plan assets
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $4,015,000    $  865,000   $3,706,000    $  767,000
Actual return on plan
 assets.................      47,000        10,000      535,000       122,000
Employer contribution...         --            --        11,000        20,000
Plan participants' con-
 tributions.............         --          1,000          --          3,000
Benefits paid...........     (57,000)      (12,000)    (237,000)      (47,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan as-
  sets at end of period.  $4,005,000    $  864,000   $4,015,000    $  865,000
                          ----------    ----------   ----------    ----------
Plan assets less than
 benefit obligation.....  $ (367,000)   $ (405,000)  $ (312,000)   $ (384,000)
Unrecognized net actuar-
 ial loss (gain)........      79,000      (346,000)      37,000      (358,000)
Unrecognized prior serv-
 ice cost (asset).......     (59,000)       47,000      (60,000)       48,000
Unrecognized transition
 obligation (asset).....     (98,000)      317,000     (101,000)      323,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (445,000)   $ (387,000)  $ (436,000)   $ (371,000)
                          ==========    ==========   ==========    ==========

  The assumed discount rate used to determine the benefit obligation as of March 31, 1999 and December 31, 1998 was 6.75%. The fair value of pension plan assets excludes $22 million and $21 million held in grantor trust as of March 31, 1999 and December 31, 1998, respectively, for the payment of benefits under the supplemental plan.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension and other postretirement benefit costs, portions of which were recorded as components of construction costs, for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                    Three Months Ended    Twelve Months Ended
                                         March 31              March 31
                                    --------------------  --------------------
                                      1999       1998       1999       1998
Pension Benefit Costs               ---------  ---------  ---------  ---------
---------------------                       (Thousands of Dollars)
Service cost......................  $  31,000  $  31,000  $ 115,000  $ 106,000
Interest cost on projected benefit
 obligation.......................     71,000     70,000    274,000    266,000
Expected return on plan assets....    (90,000)   (86,000)  (346,000)  (318,000)
Amortization of transition asset..     (3,000)    (3,000)   (12,000)   (13,000)
Amortization of prior service as-
 set..............................     (1,000)    (1,000)    (4,000)    (4,000)
Recognized loss...................      1,000        --       3,000      2,000
Curtailment gain..................        --         --         --      (5,000)
                                    ---------  ---------  ---------  ---------
 Net periodic benefit cost........  $   9,000  $  11,000  $  30,000  $  34,000
                                    =========  =========  =========  =========
Other Postretirement Benefit Costs
----------------------------------
Service cost......................  $  10,000  $   9,000  $  39,000  $  34,000
Interest cost on accumulated bene-
 fit obligation...................     21,000     19,000     80,000     75,000
Expected return on plan assets....    (19,000)   (17,000)   (71,000)   (63,000)
Amortization of transition obliga-
 tion.............................      6,000      5,000     23,000     22,000
Amortization of prior service
 cost.............................      1,000      1,000      4,000      4,000
Recognized gain...................     (3,000)    (5,000)   (12,000)   (15,000)
Severance plan cost...............        --       1,000      5,000      8,000
                                    ---------  ---------  ---------  ---------
 Net periodic benefit cost........  $  16,000  $  13,000  $  68,000  $  65,000
                                    =========  =========  =========  =========

  In accounting for the pension costs and other postretirement benefit costs under the plans, the following weighted average actuarial assumptions were used for the periods during 1999, 1998 and 1997:

                                                                 Other
                                      Pension Benefits  Postretirement Benefits
                                      ----------------- -----------------------
                                      1999  1998  1997   1999    1998    1997
                                      ----- ----- ----- ------- ------- -------
Annual discount rate................. 6.75% 7.00% 7.50%   6.75%   7.00%   7.50%
Annual long-term rate of return on
 plan assets......................... 9.25% 9.50% 9.75%   8.97%   9.20%   9.40%
Annual rate of increase in future
 compensation levels................. 4.00% 4.00% 4.00%     --      --      --

  The pension curtailment gain in December 1997 represents the recognition of prior service costs, the transition asset and the decrease in the projected benefit obligation related to the reduction in the number of employees due to Indiana Company's sale of State Line Station.

  The health care cost trend rates used to measure the expected cost of the postretirement medical benefits are assumed to be 8.5% for pre-Medicare recipients and 6.5% for Medicare recipients for 1998. Those rates are assumed to decrease in 0.5% annual increments to 5% for the years 2005 and 2001, respectively, and to remain level thereafter. The health care cost trend rates, used to measure the expected cost of postretirement dental and vision benefits, are a level 3.5% and 2.0% per year, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                   1 Percentage   1 Percentage
                                                  Point Increase Point Decrease
                                                  -------------- --------------
                                                     (Thousands of Dollars)
Effect on total annual service and interest cost
 components......................................    $ 27,000      $ (21,000)
Effect on postretirement benefit obligation......     232,000       (182,000)

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan, each participating employee may contribute up to 20% of such employee's base pay. The participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $7 million and $8 million for the three months ended March 31, 1999 and 1998, respectively, and $31 million and $32 million for the twelve months ended March 31, 1999 and 1998, respectively.

  (16) Separation Plan Costs. O&M expenses included $0.3 million and $16 million for the three months ended March 31, 1999 and 1998, respectively, and $33 million and $52 million for the twelve months ended March 31, 1999 and 1998, respectively, for costs related to voluntary separation offers to certain employees of ComEd and Indiana Company, as well as certain other employee-related costs. Such costs resulted in charges of $0.2 million (after-tax), or less than $0.01 per common share (diluted), and $10 million (after-
tax), or $0.04 per common share (diluted), for the three months ended March 31, 1999 and 1998, respectively, and $20 million (after-tax), or $0.09 per common share (diluted), and $31 million (after-tax), or $0.15 per common share (diluted), for the twelve months ended March 31, 1999 and 1998, respectively.

  (17) Income Taxes. The components of the net deferred income tax liability at March 31, 1999 and December 31, 1998 were as follows:

                                                        March 31,   December 31,
                                                           1999         1998
                                                        ----------  ------------
                                                        (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................  $4,014,750   $4,028,351
 Overheads capitalized................................     139,633      140,922
 Repair allowance.....................................     230,941      233,861
 Regulatory assets recoverable through future rates...     677,397      680,356
Deferred income tax assets:
 Postretirement benefits..............................    (341,438)    (331,651)
 Unamortized investment tax credits...................    (187,998)    (191,135)
 Regulatory liabilities to be settled through future
  rates...............................................    (594,320)    (595,005)
 Nuclear plant closure................................     (33,414)     (38,354)
 Other--net...........................................    (171,512)    (146,224)
                                                        ----------   ----------
Net deferred income tax liability.....................  $3,734,039   $3,781,121
                                                        ==========   ==========

  The $47 million decrease in the net deferred income tax liability from December 31, 1998 to March 31, 1999 is comprised of a $45 million credit to net deferred income tax expense and a $2 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities for both periods includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged (credited) to continuing operations for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                   Three Months Ended    Twelve Months Ended
                                        March 31               March 31
                                   --------------------  ---------------------
                                     1999       1998       1999        1998
                                   ---------  ---------  ---------  ----------
                                            (Thousands of Dollars)
Operating income:
 Current income taxes............  $ 108,879  $  60,543  $ 367,363  $  264,552
 Deferred income taxes...........    (45,615)    (5,397)     9,917      53,485
 Investment tax credits
  deferred--net..................     (7,021)    (7,160)   (27,591)    (30,278)
Other (income) and deductions:
 Current income taxes............      2,668    (53,067)   (10,496)    (62,367)
 Deferred income taxes...........        837     46,749     13,546    (339,134)
 Investment tax credits..........     (1,828)    (7,472)    (6,463)    (29,997)
                                   ---------  ---------  ---------  ----------
Net income taxes charged
 (credited) to continuing
 operations......................  $  57,920  $  34,196  $ 346,276  $ (143,739)
                                   =========  =========  =========  ==========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1999 and 1998:

                                   Three Months Ended    Twelve Months Ended
                                        March 31               March 31
                                   --------------------  ---------------------
                                     1999       1998       1999        1998
                                   ---------  ---------  ---------  ----------
                                            (Thousands of Dollars)
Net income (loss) before
 extraordinary items ............  $  97,149  $  53,715  $ 553,618  $ (251,216)
Net income taxes charged
 (credited) to continuing
 operations......................     57,920     34,196    346,276    (143,739)
Provision for dividends on ComEd
 preferred and preference stocks.     15,297     14,547     57,634      59,506
                                   ---------  ---------  ---------  ----------
Pre-tax net income (loss) before
 extraordinary items and
 provision for dividends.........  $ 170,366  $ 102,458  $957,528   $ (335,449)
                                   =========  =========  =========  ==========
Effective income tax rate........       34.0%      33.4%      36.2%       42.8%
                                   =========  =========  =========  ==========

  The principal differences between net income taxes charged (credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                    Three Months Ended    Twelve Months Ended
                                         March 31               March 31
                                    --------------------  ---------------------
                                      1999       1998       1999        1998
                                    ---------  ---------  ---------  ----------
                                             (Thousands of Dollars)
Federal income taxes computed at
 statutory rate...................  $  59,628  $  35,860  $ 335,135  $ (117,408)
Equity component of AFUDC which
 was excluded from taxable income.        (98)       (89)      (399)     (6,630)
Amortization of investment tax
 credits, net of deferred income
 taxes............................     (5,711)    (9,210)   (22,006)    (32,328)
State income taxes, net of federal
 income taxes.....................      7,910      5,838     42,932        (862)
Unrealized gain on forward share
 repurchase contract..............     (4,805)       --      (4,805)        --
Differences between book and tax
 accounting, primarily
 property-related deductions......        996      1,797     (4,581)     13,489
                                    ---------  ---------  ---------  ----------
Net income taxes charged
 (credited) to continuing
 operations.......................  $  57,920  $  34,196  $346,276   $ (143,739)
                                    =========  =========  =========  ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                         Three Months Ended  Twelve Months Ended
                                              March 31            March 31
                                         ------------------- -------------------
                                           1999      1998      1999      1998
                                         --------- --------- --------- ---------
                                                 (Thousands of Dollars)
Illinois public utility revenue......... $   1,495 $  57,682 $  70,295 $ 234,276
Illinois invested capital...............       --        --        --     73,314
Illinois electricity distribution tax...    28,337    26,718   111,644    26,718
Municipal utility gross receipts........    24,300    42,551   134,628   169,542
Real estate.............................    33,394    39,991   123,424   152,331
Municipal compensation..................    18,269    19,871    76,407    79,047
Other--net..............................    26,565    20,613   108,311    71,886
                                         --------- --------- --------- ---------
                                         $ 132,360 $ 207,426 $ 624,709 $ 807,114
                                         ========= ========= ========= =========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  Effective August 1, 1998, as provided for by the 1997 Act, the Illinois electricity excise tax, replacing the Illinois public utility revenue tax, and certain municipal utility taxes are recorded as liabilities. Previously, similar taxes were presented on the Statements of Consolidated Operations as revenue and expense. The reduction in operating revenues and taxes, except income taxes, due to the change in presentation for such taxes was approximately $68 million and $163 million for the three months and twelve months ended March 31, 1999, respectively. This change in the presentation for such taxes did not have an effect on results of operations.

  See Note 21 for additional information regarding Illinois invested capital taxes.

  (19) Lease Obligations of Subsidiary Companies. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $627 million, consisting of $300 million of commercial paper/bank borrowings and $327 million of intermediate term notes, to finance the transactions. The commercial paper/bank borrowing portion will expire on November 23, 1999. With respect to the intermediate term notes, $60 million expires on November 23, 1999, and an additional portion each November 23 thereafter through November 23, 2003. At March 31, 1999, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $476 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  As of March 31, 1999, future minimum rental payments, net of executory costs, for capital leases are estimated to aggregate to $526 million, including $163 million in 1999, $162 million in 2000, $99 million in 2001, $53 million in 2002, $28 million in 2003 and $21 million in 2004-2005. The estimated interest component of such rental payments aggregates $55 million. The estimated portions of obligations due within one year under capital leases of $186 million and $195 million at March 31, 1999 and December 31, 1998, respectively, were included in current liabilities on the Consolidated Balance Sheets.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Future minimum rental payments at March 31, 1999 for operating leases are estimated to aggregate to $312 million, including $31 million in 1999, $38 million in 2000, $31 million in 2001, $27 million in 2002, $24 million in 2003 and $161 million in 2004-2043.

  (20) Joint Plant Ownership. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment and O&M accounts, and provides its own financing. ComEd's net plant investment, including construction work in progress, in Quad Cities Station on the Consolidated Balance Sheets was $7 million at March 31, 1999, after reflecting the accounting impairment recorded in the second quarter of 1998. See Note 1, under "Regulatory Assets and Liabilities," for additional information.

  (21) Commitments and Contingent Liabilities. Purchase commitments, principally related to construction and nuclear fuel, approximated $400 million at March 31, 1999, comprised of $355 million for ComEd, $37 million for UT Holdings and $8 million for Unicom Energy Services. In addition, ComEd has substantial commitments for the purchase of coal. Upon completion of the Asset Sale Agreement, ComEd expects to enter into arrangements to assign or settle a substantial portion of the coal purchase commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS-- Construction Program," for additional information regarding ComEd's purchase commitments.

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

  The NRC's indemnity for public liability coverage under the Price-Anderson Act is supported by a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of nuclear incidents. Based on the number of nuclear reactors with operating licenses, ComEd would currently be subject to a maximum assessment of $1,145 million in the event of an incident, limited to a maximum of $130 million in any calendar year.

  In addition, ComEd participates in the American Nuclear Insurers Master Worker Program, which provides coverage for worker tort claims filed for bodily injury caused by the nuclear energy hazard. This program was modified, effective January 1998, to provide coverage to all workers whose "nuclear-related employment" began on or after the commencement date of reactor operations. ComEd will not be liable for a retrospective assessment under this new policy. However, ComEd is still subject to a maximum retroactive assessment of up to $36 million in the event losses incurred under the small number of policies in the old program exceed accumulated reserves.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts against Cotter on eight bellwether plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter and in favor of the plaintiff, after an amended judgement was issued March 11, 1999, totaled approximately $6 million, including compensatory and punitive damages, interest, and medical monitoring. The matter is currently on appeal. Although the other 1991 cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year (1999) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of March 31, 1999 and December 31, 1998, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. Unicom and ComEd presently estimate that ComEd's costs of investigating and remediating the former MGP and other remediation sites, pursuant to CERCLA and state environmental laws, will not have a material impact on the financial position or results of operations of Unicom or ComEd. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated.

  The IDR has issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1996. The alleged deficiencies, including interest and penalties, totaled approximately $46 million as of March 31, 1999. ComEd has protested the notices,

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--Concluded

and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accrue on the alleged tax deficiencies.

  On March 22, 1999, ComEd reached a settlement agreement with the City to end the arbitration proceeding between ComEd and the City regarding the January 1, 1992 franchise agreement and a supplemental agreement between them. Under the terms of the settlement agreement, the pending arbitration is to be dismissed with prejudice and the City is to release ComEd from all claims the City may have under the supplemental agreement. The settlement agreement was approved by the City Council on May 12, 1999.

  As part of the settlement agreement, ComEd and the City have agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric service in the City. The settlement agreement provides that ComEd will be subject to liquidated damages if the projects are not completed by various dates, unless it is prevented from doing so by events beyond its reasonable control. ComEd's current construction budget considers these projects, and therefore, no changes to that budget are expected. In addition, ComEd and the City have agreed to establish an Energy Reliability and Capacity Account, into which ComEd would deposit $25 million following the effectiveness of the settlement agreement and up to $25 million at the end of each of the years 2000, 2001 and 2002, to help ensure an adequate and reliable electric supply for the City. ComEd recorded a charge to earnings of approximately $15 million (after-tax), in the first quarter of 1999, related to its obligation to establish and contribute to the Reliability Account.

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

  Federal Regulation. The Energy Policy Act of 1992, among other things, empowered the FERC to introduce a greater level of competition into the wholesale marketplace for electric energy. Under FERC Order No. 888, utilities are required to file open access tariffs with regard to their transmission systems. These tariffs set forth the terms, including prices, under which other parties and the utility's wholesale marketing function may use the utility's transmission system. ComEd has an approved open access tariff with the FERC. A companion FERC rule, Order No. 889, requires the separation of the transmission operations and wholesale marketing functions so as to ensure that unaffiliated third parties have access to the same information as to system availability and other requirements. The FERC Order further requires utilities to operate an electronic bulletin board to make transmission price and access data available to all potential users. A key feature of the FERC Order No. 888 is that it contemplates full recovery of a utility's costs "stranded" by competition. These costs are "stranded" or "strandable" to the extent market-based rates would be insufficient to allow for their full recovery. To recover stranded costs, the utility must show that it had a reasonable expectation that it would continue to serve the customer in question under its regulatory compact. In addition, some government entities, such as cities, may elect to "municipalize" a utility's distribution facilities through condemnation proceedings. Such municipalities would then be able to purchase electric power on a wholesale basis and resell it to customers over the newly acquired facilities. The FERC Order provides for the recovery of a utility's investment stranded by municipalization.

  The 1997 Act. In December 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. Major provisions of the 1997 Act applicable to ComEd include a 15% residential base rate reduction which became effective August 1, 1998, an additional 5% residential base rate reduction commencing on May 1, 2002 and gradual customer access to other electric suppliers. Access for commercial and industrial customers will occur over a period from October 1999 to December 2000, and access for residential customers will occur after May 1, 2002. ComEd's operating revenues were reduced by approximately $170 million in 1998 due to rate reduction. ComEd expects that the 15% residential base rate reduction will reduce ComEd's operating revenues by approximately $380 million in 1999, compared to 1997 rate levels. ComEd's operating revenues were reduced by approximately $90 million for the first quarter of 1999 for the residential rate reduction.

  As a result of the 1997 Act and FERC rules, prices for the supply of electric energy are expected to change from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act provides for the collection of a CTC from customers who choose another electric service provider during a transition period that extends through 2006, and can be extended through 2008 with ICC approval. The CTC will be established in accordance with a formula defined in the 1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions. See "Response to Regulatory Changes" and "Sale of Fossil Plants" below for additional information.

  Notwithstanding these rate reductions, and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 through 1999 and plus 6.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to utility earnings. Increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods.

  Under the 1997 Act, utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select an alternative energy supplier can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. On March 1, 1999, ComEd filed with the ICC its Non-Residential Delivery Services Implementation Plan and associated tariffs for the provision of delivery and other services related to ComEd's implementation for retail open access, as called for by the 1997 Act. The ICC is required to issue a final order in the third quarter of 1999.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such securities issuances must be used to refinance outstanding debt and equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period which commenced on August 1, 1998. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Capital Resources," and Notes 2 and 6 of Notes to Financial Statements, for additional information regarding the redemptions and repurchases of debt and equity.

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

  See Notes 1, under "Regulatory Assets and Liabilities," and 2 of Notes to Financial Statements for the accounting effects related to the 1997 Act.

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

  ComEd also evaluated the recoverability of its generating plant investment in 1998 as a result of the 1997 Act. See Note 1 of Notes to Financial Statements, under "Regulatory Assets and Liabilities," for additional information. Notwithstanding these efforts, there continues to be an ongoing analysis of the ability of ComEd's various nuclear plants to generate and deliver electric energy safely at competitive prices in the competitive market for energy. Although short-term system reliability and capacity constraints are likely to support the continued operation of ComEd's nuclear units in the near term, expected longer term developments are likely to make decision-making a function of economic considerations. In the absence of short-term reliability and capacity constraints, if a generating plant cannot produce power safely at a cost below the competitive market price, it will be disposed of or closed. Plant impairment adjustments have reduced the carrying value of nuclear plants, and depreciation rates reflecting shortened estimated useful lives for certain stations will reduce the carrying value further during the next several years. However, closure of a plant could involve additional charges associated with the write-off of its then-current carrying value. In January 1998, Unicom and ComEd announced its decision to permanently cease nuclear generating operations at ComEd's Zion Station. The related retirement resulted in a charge in 1997 of $523 million (after-tax), or $2.42 per common share (diluted), reflecting both a write down of the plant's carrying value and a liability for future closing costs. A portion of Zion Station is used to provide voltage support in the transmission system that serves ComEd's northern region. See Note 4 of Notes to Financial Statements for additional information.

  In response to customer expectations and more stringent reliability standards provided for by the 1997 Act, ComEd's Board of Directors approved a $307 million increase in capital expenditures on its transmission and distribution systems over the next three years. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Construction Program" below, for additional information regarding capital spending for the transmission and distribution systems.

  ComEd joined with other Midwestern utilities to form a regional Midwest ISO in January 1998. Presently, a number of these utilities, including ComEd, have agreed to place their transmission systems under the control of the Midwest ISO. The Midwest ISO is a key element in accommodating the restructuring of the electric industry and will promote enhanced reliability of the transmission system, equal access to the transmission system and increased competition. The Midwest ISO has established an independent body that will ultimately direct the planning and operation of the transmission system for the utilities involved. The Midwest ISO will direct the control of the transmission system and will have authority to require modification in the operation of generators connected to that system during system emergencies. ComEd will retain ownership of its transmission system. The formation of the Midwest ISO was approved by FERC in September 1998, subject to certain conditions. The Midwest ISO members elected a Board of Directors in December 1998.

  Sale of Fossil Plants. On March 22, 1999, ComEd entered into an Asset Sale Agreement providing for the sale of substantially all of the assets of its fossil plants to EME for a cash purchase price of $4.813 billion. The fossil plants represent an aggregate generating capacity of approximately 9,772 megawatts. Completion of the sale is subject to certain regulatory filings and approvals and is expected to occur during the fourth quarter of 1999.

  Just prior to the consummation of the sale of the fossil plants, ComEd expects to transfer these assets to Unicom Investment. In consideration for the transferred assets, Unicom Investment will pay ComEd consideration totaling $4.813 billion in the form of a Demand Note in the amount of approximately $2.350 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment will immediately sell the fossil plants to EME, in consideration of which Unicom Investment will receive $4.813 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment will pay the $2.350 billion aggregate principal due to ComEd under the Demand Note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities. Of the cash received by ComEd, $1.68 billion is expected to be used to pay the costs and taxes associated with the sale of the fossil plants. The remainder of such receipt will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

  The sale is expected to produce an after-tax gain of approximately $1.7 billion, after settling commitments associated with certain coal contracts and recognizing employee-related costs. Additionally, certain of the funding initiatives contemplated with the proceeds received by ComEd could reduce the gain by up to $150 million (after-tax). The gain on the sale, after reflecting the effects of the funding initiatives, will be utilized to recover certain regulatory assets and as a result, the sale is not expected to have a significant impact on net income in 1999. See Note 1 of Notes to Financial Statements, under "Regulatory Assets and Liabilities," for additional information.

  As part of the sale transaction, ComEd will enter into transitional power purchase agreements with the buyer. The agreement regarding the coal-fired units will cover a declining number of generating units over a five-year term, subject to an option in favor of ComEd to restore some or all of the units in later years of the agreement. The agreements regarding the oil and gas-fired plant and the peaking units cover the entire capacity of such generating units for a five-year term, subject to ComEd's option commencing in year three to terminate the agreements as to some or all of the generating units. The options will provide some flexibility to ComEd to adjust its power purchase needs to match its obligations to its customers during the transition period to open access for customers. Each of the agreements provides for a monthly capacity charge, based upon the capacity of the generating units under contract and subject to adjustment based upon the availability of those generating units, as well as charges for delivered energy. Such charges will increase ComEd's purchased power costs. However, the disposition of the fossil generation business will reduce ComEd's O&M and fuel expenditures, and its depreciation charges.

Liquidity and Capital Resources

                              UTILITY OPERATIONS

  Construction Program. ComEd has a construction program for the years 1999-2001, which consists principally of improvements to its existing nuclear and fossil production, and transmission and distribution facilities. The program, as currently approved by ComEd, includes the following estimated expenditures (excluding nuclear fuel expenditures of approximately $676 million).

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
                                                        ------ ---- ---- ------
                                                        $1,044 $874 $842 $2,760
                                                        ====== ==== ==== ======

  The above fossil construction expenditures may not be required after the sale of the plants is completed.

  This program includes an increase in capital expenditures on ComEd's transmission and distribution systems of approximately $307 million over the next three years, in addition to the estimated $1.3 billion previously planned to be spent on these systems over the same time period. A significant portion of such additional expenditures is intended to increase the reliability of ComEd's distribution system by replacing certain equipment and increasing automation to identify distribution problems faster and restore power to customers more quickly.

  ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity, equivalent purchased power and/or the development of additional demand-side management resources, in 1999 and each year thereafter for the foreseeable future. However, ComEd believes that adequate resources, including cost-effective, demand-side management resources, non-utility generation resources and other-utility power purchases, could be obtained in sufficient quantities to meet such forecasted needs.

  Purchase commitments for ComEd, principally related to construction and nuclear fuel, approximated $355 million at March 31, 1999. In addition, ComEd's estimated commitments for the purchase of coal are as follows:

   Contract                                               Period   Commitment(1)
   --------                                              --------- -------------
   Black Butte Coal Co. ................................ 1999-2000     $358
   Decker Coal Co. ..................................... 1999-2012      452
   Other commitments ................................... 1999            13
                                                                       ----
                                                                       $823
                                                                       ====

  --------
  (1)In millions of dollars, excluding transportation costs. No estimate of future cost escalation has been made.

  Upon completion of the Asset Sale Agreement, ComEd expects to enter into arrangements to assign or settle a substantial portion of the coal purchase commitments. See "Changes in the Electric Utility Industry," subcaption "Sale of Fossil Plants," for additional information.

  Capital Resources. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, must be used to redeem or repurchase debt and equity to lower ComEd's overall cost of capital. Accordingly, in early 1999 ComEd redeemed $788 million of long-term debt and $534 million of preference stock, and reacquired $229 million of outstanding ComEd long-term debt through a tender offer. In addition, $500 million of the proceeds was used to reduce ComEd's outstanding short-term debt. In the first quarter of 1999, ComEd recorded an extraordinary loss related to the early redemptions and the tender offer of the above-mentioned first mortgage bonds and sinking fund debentures, which reduced net income on common stock by approximately $27 million (after-tax), or $0.13 per common share. ComEd also recorded $10 million (after-tax), or $0.04 per common share, for premiums paid in connection with the redemption of the above-mentioned preference stock. As more fully described below, Unicom has announced plans to repurchase approximately $750 million of Unicom common stock using the proceeds it receives from ComEd's repurchase of its common stock held by Unicom. The remaining proceeds will be used for the payment of fees and additional debt and equity redemptions and repurchases.

  In the fourth quarter of 1998, Unicom entered into a forward purchase arrangement for the repurchase of $200 million of its common stock. This contract, which was accounted for as an equity instrument as of December 31, 1998, was settled on a net cash basis in February 1999.

  In February 1999, Unicom also entered into a prepaid forward purchase agreement with a financial institution for the repurchase of approximately 15 million shares of Unicom common stock. This forward purchase arrangement was amended to also include the repurchase of approximately 5.1 million shares for a total of 20.1 million shares, subsequent to the net cash settlement of the $200 million repurchase program, as described above. The repurchase arrangement, as amended, provides for final settlement no later than February 2000, on either a physical (share) basis, or a net cash basis. The amount at which the arrangement can be settled is dependent principally upon the average market price at which the financial institution purchases such shares, compared to the forward price per share. The share repurchases will not reduce shares outstanding for purposes of EPS calculations or reduce common stock equity, and resulting return on common equity calculations, until the date of physical settlement. Unicom does not currently anticipate that settlement will occur in 1999. The repurchase arrangement has been recorded as a receivable on the Consolidated Balance Sheets and will be adjusted at the end of each reporting period to reflect the aggregate market value of the shares deliverable under the arrangement. Consequently, the arrangement could increase earnings volatility in 1999.

  See Notes 2 and 6 of Notes to Financial Statements for additional information regarding the redemptions and repurchases of debt and equity.

  ComEd forecasts that internal sources will provide approximately three-fourths of the funds required for ComEd's 1999-2001 construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and scheduled debt maturities, and excluding the effects of the fossil plants sale. See Notes 9 and 11 of Notes to Financial Statements for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively. The forecast takes into consideration the effects of the 1997 Act, and the issuance by ComEd Funding Trust of $3.4 billion of transitional trust notes in 1998 to refinance debt and equity, as discussed above.

  See "Changes in the Electric Utility Industry," subcaption "Sale of Fossil Plants," for a description of ComEd's planned uses of the fossil plants sale proceeds.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing may be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. During the first quarter of 1999, ComEd did not sell or leaseback any nuclear fuel through its existing nuclear fuel lease facility. See Note 19 of Notes to Financial Statements for additional information concerning ComEd's nuclear fuel lease facility. ComEd had $1 billion of unused bank lines of credit at March 31, 1999, which may be borrowed at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. See Note 12 of Notes to Financial Statements for additional information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months and twelve months ended March 31, 1999 and 1998. Cash flows from operating activities decreased temporarily for the twelve months ended March 31, 1999, compared to the same period ended March 31, 1998, as a result of an increase in customer receivables due to the transition to a new customer information and billing system in the latter part of 1998.

  As of May 14, 1999, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $280 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

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

  ComEd Funding Trust's securities are currently rated by three principal securities rating agencies as follows:
                                                                Standard Duff &
                                                        Moody's & Poor's Phelps
                                                        ------- -------- ------
   Transitional trust notes............................   Aaa     AAA     AAA

  As of May 1999, S&P's current rating outlook on ComEd's securities is "Positive" and ComEd's securities are on CreditWatch with positive implications. Duff & Phelps has placed ComEd's securities on "Rating Watch-Up" and, as of May 1999, Moody's rating outlook on ComEd's securities was also "Positive."

  In February 1999, S&P revised the general ratings scale for evaluating preferred and preference stock issues of corporations. As a result of this change in scale, ratings on ComEd's preferred and preference stocks, and Trust Securities were lowered in February 1999.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 57.7% at March 31, 1999 from 58.0% at December 31, 1998. As of March 31, 1999 and December 31, 1998, $477 million and $494 million, respectively, of retained earnings had been appropriated for Unicom's future dividend payments. As of March 31, 1999 and December 31, 1998, $586 million and $580 million, respectively, of retained earnings had been appropriated for ComEd's future dividend payments.

  Year 2000 Conversion. Unicom, including ComEd, uses various software applications and embedded systems throughout its businesses that will be affected by the so-called "Year 2000 issues." These issues may prevent an application or system from correctly processing dates up to the year 2000 and beyond. A failure to correct any critical Year 2000 processing problems prior to January 1, 2000 could have material adverse operational and financial consequences if the affected systems either cease to function or produce erroneous data. At this time, Unicom believes the major risks associated with the inability of systems and software to process Year 2000 data correctly are a system failure or miscalculation causing disruption of operations, including among other things, an inability to operate ComEd's nuclear or fossil generating plants, disruption in the operation of its transmission and distribution systems or an inability to access interconnections with the systems of neighboring utilities. Such failures could materially and adversely affect Unicom's results of operations, financial position and cash flows.

  Unicom management established a Year 2000 project team to address Year 2000 issues. The Year 2000 project team is currently composed of approximately 200 members, including members of Unicom's senior management. The team is focused on three elements that are integral to the project: business continuity, project management and risk management. Business continuity involves the continuation of reliable electric supply and service in a safe, cost-effective manner. Project management involves defining and meeting the project scope, schedule and budget. Risk management involves customer communications, contingency planning and legal issues.

  In addition to its internal efforts, Unicom is working with various industry groups, including NERC, EPRI and EEI to coordinate electric utility industry Year 2000 efforts with the Clinton Administration's Year 2000 Conversion Council, the DOE and Congress. The DOE has asked NERC to report on the integrity of the transmission system for North America and to coordinate and assess the preparation of the electric systems in North America for the Year 2000. NERC submitted its initial status report and coordination plan to the DOE in September 1998 and a second report in January 1999; a full status report is due by July 1999.

  Since July 1996, Unicom has been working to identify and address Year 2000 issues. Unicom's approach to identifying and addressing noncompliant software applications and embedded systems consists of the following stages: inventory, analysis, renovation, testing and deployment. The first stage is to inventory all applications and systems. The analysis stage involves assessing whether software applications and embedded systems are Year 2000 compliant. The renovation stage involves remediating or upgrading applications and systems to make them Year 2000 ready. The testing stage determines whether the renovated applications and systems are Year 2000 ready. The deployment stage is when the tested applications and systems are implemented. In addition, Unicom is engaged in contingency planning for Year 2000 problems. Unicom is developing contingency plans to address the possibility that the applications and systems may not be Year 2000 ready at the end of this process. An independent consultant has been engaged to assist Unicom in the assessment of the process being used to address the Year 2000 issue.

  Unicom's Year 2000 project focuses on those facets of its business that are required to deliver reliable electric service. The project encompasses the computer systems that support core business functions, such as customer information and billing, finance, procurement, supply and personnel, as well as the components of metering, transmission, distribution and generation support. The project also focuses on embedded systems, instrumentation and control systems in facilities and plants. In accordance with business plans, Unicom has replaced certain of its financial, human resources and payroll and customer service and billing software, with new software that is Year 2000 compliant, and that addresses Unicom's strategic needs as it enters a less regulated environment.

  The following table summarizes the status, as of April 16, 1999, of Unicom's progress toward achieving Year 2000 readiness. The figures set forth in the table represent the estimated extent to which Unicom has completed each phase of the Year 2000 project for software applications and embedded systems.

                                                             Software   Embedded
                                                           Applications Systems
                                                           ------------ --------
      Inventory...........................................     100%       100%
      Analysis............................................     100%        99%
      Renovation..........................................      97%        84%
      Testing.............................................      92%        85%
      Deployment..........................................      85%        99%

  The renovation and testing phases include only those software applications and embedded systems which are not Year 2000 compliant, and require renovation and testing. The deployment phase includes all inventoried applications and systems, including those applications and systems that are Year 2000 compliant and required no renovation or testing. Accordingly, the percentage of completion for testing and renovation may be lower than the percentage of completion for deployment.

  The following is a brief summary of estimates of the progress of the Year 2000 project and certain projected completion dates in each of Unicom's four critical business areas--nuclear generation, fossil generation, transmission and distribution, and corporate information services:

  . Nuclear Generation--Software applications analysis is 100% complete and embedded systems analysis is 99% complete. Testing of software applications is 68% complete and 75% complete for embedded systems. Deployment of software applications is 43% complete and embedded systems are 97% complete. All ten operating nuclear units are expected to be Year 2000 ready by June 30, 1999.

  . Fossil Generation--Analysis is 100% complete for software applications and 99% complete for embedded systems. Testing of software applications is 100% complete and 63% complete for embedded systems. Deployment of software applications is 83% complete and embedded systems are 98% complete and both are expected to be completed by June 30, 1999.

  . Transmission and Distribution--Analysis is 100% complete for software applications and embedded systems. Testing of software applications is 99% complete and 100% complete for embedded systems. Deployment of software applications is 99% complete and 100% complete for embedded systems. Deployment of software applications and embedded systems is expected to be completed by June 30, 1999.

  . Corporate Information Services--Inventory and analysis are 100% complete.
    Renovation, testing and deployment are 99% complete. Enterprise-wide mainframe applications and systems are 100% complete.

  Unicom's current schedule is subject to change, depending on developments that may arise through unforeseen business circumstances, and through the remediation and testing phases of its compliance effort. Unicom also depends upon third parties, including customers, suppliers, government agencies and financial institutions, to reliably deliver its products and services. Unicom has implemented additional initiatives to assess the degree to which third parties with whom it has business relationships are addressing Year 2000 issues. These initiatives include analysis of the Year

2000 compliance programs of Unicom's critical vendors and obtaining Year 2000 warranties in certain new contracts and licenses. Unicom also has introduced protocols for assuring that software and embedded systems remain Year 2000 compliant on a continuing basis. Unicom's contingency planning is addressing mechanisms for preventing or mitigating interruption caused by its suppliers. Unicom also has an outreach program in place for communicating Year 2000 project information to residential and business customers.

  Unicom estimates that the total cost of remediating or upgrading software, which would not otherwise be replaced in accordance with its business plans, is approximately $20 million, and the total cost of remediating or upgrading embedded systems is approximately $20-$40 million. As of March 31, 1999, approximately $29 million has been expended for external labor, hardware and software costs, and for the costs of Unicom employees who are dedicated full-time to the Year 2000 project. All such costs are expensed as incurred. The foregoing amounts do not include the cost of new software applications installed as a result of strategic replacement projects described earlier. Such replacement projects were not accelerated because of Year 2000 issues.

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

  Unicom has developed contingency plans to address the most reasonably likely worst case scenarios that could occur in the event that various Year 2000 issues are not resolved in a timely manner. Unicom submitted the first draft of contingency plans to NERC prior to December 31, 1998, as requested by NERC. In addition, the first draft contingency plans were also submitted to MAIN. Final plans are due to be submitted to NERC by June 30, 1999. Contingency planning is an ongoing process and will continue through the fourth quarter of 1999.

  Unicom is using an approach in its contingency planning process that has been recognized by NERC and NEI. The phases of the process include: business impact analysis, contingency planning and testing. Unicom's business impact analysis requires business unit personnel to evaluate the impact of mission-critical systems failures on Unicom's core business operations, focusing on specific failure scenarios and how they can be mitigated. The necessary conditions for enacting the plans will be documented along with the appropriate personnel responsible in each of the business units should a Year 2000 failure occur. Additionally, Unicom participated in an industry-wide NERC readiness drill on April 9, 1999. The drill simulated the partial loss of communications and tested Unicom's ability to maintain bulk power system operations. The successful completion of the drill demonstrated Unicom's ability to continue its bulk power operations in the event that communications are not possible through normal means during the Year 2000 rollover period. Unicom will participate in the second industry-wide NERC readiness drill on September 9, 1999, which is scheduled to be a "dress rehearsal" for the Year 2000 rollover.

  Based on Unicom's current schedule for completion of Year 2000 tasks, it believes that its planning is adequate to secure Year 2000 readiness of its critical systems. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are described above. Unicom is not able to predict all the factors that could cause actual results to differ materially from its current expectations as to its Year 2000 readiness. However, if Unicom or third parties, with whom it has significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse effect on Unicom's results of operations, financial position and cash flows.

  Market Risks. ComEd is exposed to market risk due to changes in interest rates and the market price for electricity. Exposure for interest rate changes relates to its long-term debt and preferred equity obligations. Exposure to electricity market price risk relates to forward activities taken to manage effectively the supply of, and demand for, the electric generation capability of ComEd's generating plants. ComEd has implemented an integrated risk management framework to manage such risks. A corporate Risk Management Committee defines the Company's risk tolerance and establishes appropriate position limits, and corporate policies and procedures have been implemented to minimize the exposure to market risk. ComEd does not currently utilize derivative commodity or financial instruments for trading or speculative purposes. The estimated fair value of the forward energy contracts, including options at March 31, 1999, was approximately $70 million. The estimated fair value is based on the estimated net settlement value of the contracts derived from forward price curves and market quotes, discounted at a ten percent rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Interest Rate Exposure" and "--Market Price Exposure," in Unicom and ComEd's Current Reports on Form 8-K dated February 19, 1999. There has not been a material change in ComEd's exposure to interest rate or market price risk since December 31, 1998. See "Energy Risk Management Contracts" in Note 1 of Notes to Financial Statements regarding the accounting for energy risk management contracts.

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

  Unicom Energy Services, another subsidiary of Unicom Enterprises, is engaged in providing energy services, including gas services, performance contracting, distributed energy and active energy management systems. In 1997, Unicom Energy Services entered into a joint venture with Sonat Marketing Company L.P. to market natural gas and related services to larger gas purchasers within ComEd's service area in Northern Illinois and within other Midwestern areas. As an entry into the distributed energy market, Unicom Energy Services also entered into an alliance with AlliedSignal Power Systems, Inc., a subsidiary of AlliedSignal Inc., to market, install and service an electric energy generator developed by AlliedSignal, known as a TurboGeneratorTM, in a 12-state region, the province of Ontario, Canada and Puerto Rico.

  Construction Program. Unicom has approved capital expenditures for 1999 of approximately $88 million for the UT Holdings, primarily related to an expansion of two of its four Chicago district cooling facilities and the related distribution piping and plants in other cities. As of March 31, 1999, UT Holdings' purchase commitments, principally related to construction, were approximately $37 million.

  Unicom has approved capital expenditures for 1999 of approximately $47 million for Unicom Energy Services. As of March 31, 1999, Unicom Energy Services had purchase commitments of approximately $8 million.

  Capital Resources. Unicom expects to obtain funds to invest in its unregulated subsidiaries principally from the fossil plants sale proceeds to be received by Unicom Investment, although it may also obtain funds from dividends received on its ComEd common stock and from bank borrowings. The availability of ComEd's dividends to Unicom is dependent on ComEd's financial performance and cash position, as well as legal restrictions on the payment of dividends by public utilities. Other forms of financing by ComEd to Unicom or the unregulated subsidiaries of Unicom, such as additional loans or additional equity investments, which are not expected, would be subject to prior approval by the ICC.

  The fossil plants sale proceeds received by Unicom Investment, after the payment of the Demand Note to ComEd, will be used to invest in business opportunities.

  Unicom Enterprises has a $200 million credit facility which will expire on November 15, 1999, of which $80 million was unused as of March 31, 1999. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. The credit facility is expected to be refinanced by Unicom Enterprises in the fourth quarter of 1999. See Note 12 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

  In July 1998, Unicom Thermal issued a $120 million 7.38% unsecured guaranteed senior Note due May 2012, the proceeds of which were used to refinance existing debt. The Note is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Thermal's operations.

  S&P's current rating on Unicom's senior debt obligations is BBB-. Ratings have not been obtained from Moody's or Duff & Phelps.

Regulation

  ComEd and Indiana Company are subject to federal and state regulation in the conduct of their respective businesses, including the operations of Cotter. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. Particularly in the cases of nuclear operations and environmental matters, such regulation can and does affect operational and capital expenditures.

  Rate Matter. See "Changes in the Electric Utility Industry," subcaption "The 1997 Act" above, for information regarding the effects of the 1997 Act on rate matters. See Note 3 of Notes to Financial Statements for information regarding fuel reconciliation proceedings for the years 1994 and 1996.

  Nuclear Matters. Nuclear operations have been, and remain, an important focus of ComEd. ComEd operates five nuclear power plants--Braidwood, Byron, Dresden, LaSalle and Quad Cities Stations, and is committed to safe, reliable and efficient operation. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes" above, for information regarding ComEd's permanent cessation of nuclear generation operations at its Zion Station.

  On May 6, 1999, ComEd's LaSalle Station was officially removed from the NRC's listing of plants that require increased regulatory scrutiny. LaSalle Station had been on this list since January 1997. Concurrent with the LaSalle Station action, the NRC announced the formal removal of the Quad Cities Station from its list of plants with declining performance trends. Quad Cities Station had been on the declining trend list since January 1998. With these actions, all of ComEd's nuclear plants are now placed in the NRC's "routine oversight" category. This represents the first time since 1990 that none of ComEd's nuclear generating units are under special NRC oversight.

  The NRC and representatives of ComEd's management have met, and will continue to meet periodically in the future, to discuss the overall performance of the ComEd nuclear program.

  ComEd has devoted, and intends to continue to devote, significant resources to the management and operations of its nuclear generating stations. In recent years, it has increased and reinforced Nuclear Generation Group executive leadership and station management with executives and managers drawn from other utilities that have resolved similar operational and performance issues. These efforts include the appointment of a new Chief Nuclear Officer in late 1997. ComEd has also sought to identify, anticipate and address operating and performance issues in a safe, cost-effective manner, while seeking to improve the availability and capacity factors of its nuclear generating units.

  ComEd's activities, with respect to its nuclear generating stations, have included improvements in operating and personnel procedures, and repair and replacement of equipment. The improvements are expected to result in improved operational performance. LaSalle Units 1 and 2 were shutdown for extensive improvement work in September 1996. Following the completion of a number of material condition improvements, LaSalle Unit 1 was returned to service in August 1998. LaSalle Unit 2 was returned to service on April 11, 1999, following the resolution of material condition issues similar to those resolved earlier on Unit 1. The improved availability of ComEd's nuclear plants is expected to significantly reduce ComEd's purchased power requirements.

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.4 billion in current-year (1999) dollars, including a contingency allowance. This estimate includes $515 million of non-radiological costs, which are included in ComEd's proposed rider for recovery, as discussed below. ComEd estimates that it will expend approximately $13.8 billion, including a contingency allowance and non-radiological costs, for decommissioning costs primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The current estimated decommissioning costs include a contingency allowance, but, except at Dresden Unit 1, exclude amounts for spent fuel storage installations, which may be necessary to store spent fuel during the period beginning at the end of the NRC license lives of the plants to the date when the DOE accepts the spent fuel for permanent storage. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. Under its most recent annual rider, filed with the ICC on February 26, 1999, ComEd has proposed to increase its estimated annual decommissioning cost accrual from $84 million to $130 million. The increase primarily reflects an increase in low-level waste disposal cost escalation, the inclusion of $209 million in current-year (1999) dollars for safety-related costs of maintaining Zion Station in a mothballed condition until dismantlement begins, and the inclusion of non-radiological costs in the decommissioning cost estimates for recovery under the rider. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," for additional information regarding decommissioning costs.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses, and changes in operating procedures. See
Note 21 of Notes to Financial Statements for additional information.

Results of Operations

  Unicom's basic and diluted earnings (loss) per common share for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                       Three Months Ended  Twelve Months Ended
                                            March 31             March 31
                                       ------------------- --------------------
                                         1999      1998      1999       1998
                                       --------- --------- --------- ----------
Basic and Diluted Earnings (Loss) per
 Common Share........................      $0.32     $0.25     $2.42     $(4.90)
                                       ========= ========= ========= ==========

  Substantially all of the results of operations for Unicom are the results of operations for ComEd. The results of Unicom's unregulated subsidiaries currently are not material to the results of Unicom and subsidiary companies as a whole. As such, the following section discusses the effect of ComEd's operations on Unicom's financial results. All EPS computations shown below reflect the impact on Unicom's diluted EPS.

  Net Income for the Three Months Ended March 31, 1999. The increase in ComEd's net income in the recent three-month period reflects, among other factors, a significant reduction in energy costs and lower O&M expenses, which helped to offset the impact of the 15% residential base rate reduction. The first quarter of 1999 also included certain non-recurring charges.

  Kilowatthour sales increased 7% during the first quarter of 1999, compared to the same period in 1998, due to increases in sales to retail customers and sales to other utilities. Both periods experienced milder than normal winter weather. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs decreased 23% in the first quarter of 1999, compared to the same period in 1998, reflecting strong performance from ComEd's nuclear fleet, which reduced purchased power requirements. See "Fuel Costs" and "Purchased Power" below for additional information.

  O&M expenses decreased 4% for the first quarter of 1999, compared to the first quarter of 1998, as discussed in "Operation and Maintenance Expenses" below.

  A 7% reduction in depreciation and amortization expense increased operating results for the recent quarter. Also increasing the first quarter operating results was an unrealized gain of $14 million (after-tax), or $0.06 per common share, related to the forward share repurchase arrangement. Partially offsetting the increases in earnings was a $37 million (after-tax), or $0.17 per common share, charge related to the early redemption of long-term debt, sinking fund debentures and preference stock completed in the first quarter of 1999.

  Net Income for the Twelve Months Ended March 31, 1999. The increase in ComEd's net income in the recent twelve-month period was primarily due to significant improvement in nuclear performance, which helped to offset the impacts of a 15% residential base rate reduction that took effect August 1, 1998. Also increasing operating results were lower O&M expenses, lower depreciation and amortization expense and gains from asset sales. The recent twelve-month period also included certain non-recurring charges. The twelve months ended March 31, 1998 included write downs associated with the discontinuation of regulatory accounting practices for the generation portion of its business and other charges recorded in response to the 1997 Act. The twelve months ended March 31, 1998 also included a write-off in connection with the closure of Zion Station.

  ComEd's kilowatthour sales increased 6% for the twelve months ended March 31, 1999, compared to the same period last year, as discussed in "Operating Revenues" below. O&M expenses decreased 7% during the same period, as discussed in "Operation and Maintenance Expenses" below.

  Fuel and purchased power costs increased 8% for the twelve months ended March 31, 1999, compared to the same period last year, due to increased kilowatthour sales and purchased power costs, partially offset by overall improved performance at ComEd's nuclear stations.

  The twelve months ended March 31, 1999 also includes an 8% reduction in depreciation and amortization expense, see "Depreciation and Amortization" below, and a $15 million (after-tax), or $0.07 per common share, reduction in the estimated liability for closing costs related to the Zion nuclear generating station, both of which increased operating results.

  Also, the twelve months ended March 31, 1999 reflects gains on the sales of certain assets of $32 million (after-tax), or $0.15 per common share. The sold assets consisted principally of surplus inventory of emission allowances. In addition, operating results increased for the recent period due to an unrealized gain of $14 million (after-tax), or $0.06 per common share, recorded in the first quarter of 1999 related to the forward share repurchase arrangement.

  Partially offsetting the increases in earnings was a $37 million (after-tax), or $0.17 per common share, charge related to the early redemption of long-term debt, sinking fund debentures and preference stock completed in the first quarter of 1999.

  ComEd discontinued regulatory accounting practices for the generation portion of its business in the fourth quarter of 1997 due to the expected transition of electric generation services to market-based pricing as a result of the 1997 Act. Accordingly, ComEd's generation-related net regulatory assets, which represent assets and liabilities properly recorded under regulatory accounting practices but which would not be recorded under GAAP for non-regulated entities, were written off resulting in an extraordinary charge for the twelve months ended March 31, 1998 of $810 million (after-tax), or $3.75 per common share.

  In addition, as permitted under the 1997 Act, ComEd elected to eliminate its FAC in December 1997, which resulted in a charge for the twelve months ended March 31, 1998 of $44 million (after-tax), or $0.20 per common share.

  Also, the twelve months ended March 31, 1998 operating results included the write down of ComEd's investment in uranium-related properties to reflect costs which are not expected to be recovered in a competitive market. The write down resulted in a charge of $60 million (after-tax), or $0.28 per common share.

  The twelve months ended March 31, 1998 also included a charge of $523 million (after-tax), or $2.42 per common share, reflecting the write-off of the unrecoverable portion of the cost of ComEd's Zion Station plant and inventories, and a liability for future closing costs, resulting from the decision in January 1998 to permanently cease nuclear generation operations at Zion Station.

  Operating Revenues. ComEd's electric operating revenues reflect revenues from sales to ultimate consumers (including residential, commercial and industrial customers within its service territory) and revenues from sales for resale (i.e., sales to wholesale customers, principally other electric utilities). Operating revenues are affected by kilowatthour sales and rate levels. Kilowatthour sales, in turn, are affected by weather, the level of economic activity within ComEd's service area, and off-system or wholesale sales to other utilities. Off-system sales are affected by a number of factors, including nuclear generating availability and performance.

  Operating revenues decreased $133 million in the three months ended March 31, 1999, compared to the three months ended March 31, 1998, including $90 million due to the 15% residential base rate reduction that took effect August 1, 1998. Kilowatthour sales increased 7%, which partially offset the rate reduction. Both periods experienced milder than normal winter weather. Operating revenues were also reduced by approximately $68 million due to a change in presentation for certain state and municipal taxes. Operating revenues decreased $66 million in the twelve months ended March 31, 1999, compared to the twelve months ended March 31, 1998. Kilowatthour sales increased 6% for the twelve months ended March 31, 1999, compared to the same period last year, due to increases in both sales to retail customers and sales to other utilities. The increase in kilowatthour sales helped to offset the approximately $260 million decrease in operating revenues due to the 15% residential base rate reduction, which became effective August 1, 1998. Operating revenues were also reduced by approximately $163 million due to a change in presentation for certain state and municipal taxes.

  Fuel Costs. Changes in fuel expense for the three months and twelve months ended March 31, 1999, compared to the same periods ended March 31, 1998, primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                   Three Months Ended    Twelve Months Ended
                                                        March 31              March 31
                                                   --------------------  --------------------
                                                     1999       1998       1999       1998
                                                   ---------  ---------  ---------  ---------
   Cost of fuel consumed (per million Btu):
    Nuclear......................................  $    0.49  $    0.63  $    0.54  $    0.59
    Coal.........................................  $    2.33  $    1.96  $    2.47  $    2.17
    Oil..........................................  $    3.05  $    3.37  $    3.59  $    3.70
    Natural gas..................................  $    2.13  $    2.39  $    2.36  $    2.58
    Average all fuels............................  $    0.97  $    1.25  $    1.16  $    1.32
   Net generation of electric energy (millions of
    kilowatthours)...............................     23,160     17,327     89,135     80,869
   Fuel sources of kilowatthour generation:
    Nuclear......................................         74%        58%        69%        56%
    Coal.........................................         24         36         27         39
    Oil..........................................         --          1         --         --
    Natural gas..................................          2          5          4          5
                                                   ---------  ---------  ---------  ---------
                                                         100%       100%       100%       100%
                                                   =========  =========  =========  =========

  The increase in net generation of electric energy and nuclear generation as a percentage of total generation for the three months and twelve months ended March 31, 1999, compared to the prior periods, is primarily due to significant improvement in ComEd's nuclear fleet. The overall nuclear capacity factor was 85% for the first quarter of 1999, compared to 50% in the first quarter of 1998. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations.

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. For additional information concerning ComEd's coal purchase commitments, see "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Construction Program," above and Note 21 of Notes to Financial Statements. For additional information concerning ComEd's FAC, see Notes 2 and 3 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd's generating units and the availability and cost of power from other utilities. Purchased power decreased $102 million and increased $182 million for the three months and twelve months ended March 31, 1999, respectively, compared to the same periods in 1998. The decrease in purchased power for the three months ended is primarily due to increased output from ComEd's nuclear fleet, which reduced purchased power requirements. The increase for the twelve months ended March 31, 1999 includes a $130 million increase in purchased power costs for the agreements entered into in connection with the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively. The increase in purchased power costs for the twelve months ended March 31, 1999 also reflects the effects of an extraordinary combination of heat, storms and equipment problems experienced throughout the Midwest in late June 1998 which resulted in unprecedented purchased power price levels. The increase in the twelve months ended March 31, 1999 was partially offset by increased output from ComEd's nuclear fleet, which reduced purchased power requirements. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations.

  The number and average cost of kilowatthours purchased were as follows:

                                     Three Months Ended    Twelve Months Ended
                                          March 31              March 31
                                     --------------------  --------------------
                                       1999       1998       1999       1998
                                     ---------  ---------  ---------  ---------
   Kilowatthours (millions).........     1,953      8,685     13,972     21,905
   Cost per kilowatthour............      3.67c      2.54c      4.63c      2.54c

  The market price for electricity is subject to price volatility associated with changes in supply and demand in the electric supply markets. ComEd utilizes energy put and call option contracts and energy swap arrangements to limit market price risk associated with forward commodity contracts. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Market Risks," for additional information.

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

  During the three months and twelve months ended March 31, 1999, the aggregate level of O&M expenses decreased 4% and 7%, respectively, compared to the same periods ended March 31, 1998.

  O&M expenses associated with nuclear generating stations decreased $7 million and $139 million during the three months and twelve months ended March 31, 1999, respectively, compared to the same periods ended March 31, 1998. The decrease in the recent three-month period is due to shorter refueling outages and fewer forced outages. The decrease in the recent twelve-month period was primarily due to the permanent cessation of nuclear generation operations at Zion Station, shorter refueling outages and fewer forced outages. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes," regarding the permanent cessation of nuclear operations at Zion Station.

  During the three months and twelve months ended March 31, 1999, O&M expenses associated with fossil generating stations decreased $6 million and $23 million, respectively, compared to the same periods ended March 31, 1998. The decreases related to the fossil generating stations are primarily due to reductions in personnel costs for the three months and twelve months ended March 31, 1999. Also, the twelve months ended March 31, 1999 fossil O&M expenses were lower due to the sale of State Line and Kincaid Stations in December 1997 and February 1998, respectively.

  O&M expenses associated with ComEd's transmission and distribution system increased $11 million and $31 million for the three months and twelve months ended March 31, 1999, respectively, compared to the same periods last year. The increase for the recent three months ended March 31, 1999 was primarily due to higher maintenance costs, which include an increase in tree trimming expenses partially offset by a reduction in emergency storm restoration costs. The increase for the recent twelve months ended reflects higher maintenance costs, including emergency storm restoration of electric service and tree trimming. O&M expenses associated with customer-related activities increased $5 million and $19 million for the three months and twelve months ended March 31, 1999, respectively, compared to the same periods ended March 31, 1998, primarily due to the implementation of a new customer information and billing system and increased marketing initiatives.

  O&M expenses also include employee benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave the company voluntarily. Such incentives, which included both current payments and earlier eligibility for postretirement health care benefits, in addition to certain other employee-related costs, resulted in charges of $0.3 million and $16 million for the three months ended March 31, 1999 and 1998, respectively, and $33 million and $52 million for the twelve months ended March 31, 1999 and 1998, respectively.

  Other employee benefits expenses, excluding the effects of employee separation plans and certain other employee-related costs, increased $3 million and $51 million for the three months and twelve months ended March 31, 1999, respectively, compared to the same periods ended March 31, 1998. The increase for the twelve months ended March 31, 1999 is primarily due to an increase in incentive compensation.

  O&M expenses include a $25 million charge for the three months and twelve months ended March 31, 1999 as a result of a settlement agreement with the City during the first quarter of 1999. O&M expenses for the twelve months ended March 31, 1999 also reflect a reduction of $34 million in certain nuclear maintenance costs due to technological improvements, compared to the same period last year. O&M expenses for the twelve months ended March 31, 1998 also include $25 million for the additional write-off of obsolete materials and supplies.

  O&M expenses associated with certain administrative and general costs decreased $36 million and $61 million for the three months and twelve months ended March 31, 1999, respectively, compared to the same periods ended March 31, 1998. The decreases in the recent three-month and twelve-month periods are due to a variety of reasons including reductions in nuclear insurance and safety costs, and costs associated with supply management. The effects of inflation have also increased O&M expenses during the years and are also reflected in the increases and decreases discussed herein.

  Depreciation and Amortization. Depreciation and amortization expense decreased $18 million and $76 million for the three months and twelve months ended March 31, 1999, respectively, compared to the same periods ended March 31, 1998. The decrease in the recent three-month period is primarily due to additional depreciation recorded in 1998 for the steam generators that were replaced at Byron and Braidwood nuclear generating stations. The decrease in the recent twelve-month period is primarily due to the retirement of Zion Station in December 1997 and the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively. See Note 1 of

Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," for additional information.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months and twelve months ended March 31, 1999, compared to the same periods ended March 31, 1998, were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. See Notes 2 and 6 of Notes to Financial Statements for information regarding the redemptions and repurchases of debt and equity. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                     Three Months Ended    Twelve Months Ended
                                          March 31              March 31
                                     --------------------  --------------------
                                       1999       1998       1999       1998
                                     ---------  ---------  ---------  ---------
Long-term debt outstanding:
 Average amount (millions).........  $   8,489  $   5,961  $   6,609  $   6,102
 Average interest rate.............       6.53%      7.55%      6.91%      7.64%
Notes payable outstanding:
 Average amount (millions).........  $     221  $     213  $     346  $     172
 Average interest rate.............       7.25%      5.95%      5.89%      5.99%

  Decommissioning. The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including ComEd, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning costs are changed, annual provisions for decommissioning could increase and the estimated cost for decommissioning could be recorded as a liability rather than as accumulated depreciation. Decommissioning costs of currently retired nuclear plants are recorded as a liability. Unicom and ComEd do not believe that such changes, if required, would have an adverse effect on results of operations due to ComEd's ability to recover decommissioning costs through rates.

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements, under "AFUDC and Interest Capitalized." ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation-related portion of its business, and as a result began capitalizing interest in 1998. ComEd capitalized $6 million and $2 million for the three months ended March 31, 1999 and 1998, respectively, and $32 million and $2 million for the twelve months ended March 31, 1999 and 1998, respectively, in interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended March 31, 1999 and December 31, 1998 were 2.73 and 2.67, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended March 31, 1999 and December 31, 1998 were 2.35 and 2.29, respectively.

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

  Forward-Looking Information. Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry--The 1997 Act," and in Note 2 of Notes to Financial Statements, (2) statements regarding estimated capital expenditures in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources-- UTILITY OPERATIONS--Construction Program," "Liquidity and Capital Resources-- UNREGULATED OPERATIONS--Construction Program" and "Changes in the Electric Utility Industry--Response to Regulatory Changes," (3) statements regarding the costs of decommissioning nuclear generating stations in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and in Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," (4) statements regarding cleanup costs associated with MGPs and other remediation sites in Note 21 of Notes to Financial Statements, (5) statements regarding the estimated fair value of forward energy contracts in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS-- Market Risks," (6) statements regarding the risks and uncertainties relating to Year 2000 issues set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Year 2000 Conversion," including the projected completion dates in each of Unicom's four critical business areas, Unicom's dependence upon the Year 2000 readiness of third parties with whom it has significant business relationships, the estimated costs of remediating or upgrading embedded systems and software that would not otherwise be replaced in accordance with Unicom's business plans, and Unicom's Year 2000 contingency planning process, and (7) statements regarding the sale of the fossil plants in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Changes in the Electric Utility Industry--Sale of Fossil Plants," and "Liquidity and Capital Resources--UNREGULATED OPERATIONS-- Capital Resources," and Note 4 of Notes to Financial Statements. Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, decommissioning costs, cleanup costs and Year 2000 conversion costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding expectations for Year 2000 readiness and Unicom's Year 2000 contingency planning process are subject to the risk that Year 2000 remediation efforts of Unicom and other parties with whom it has significant business relationships are not successful. The statements regarding the fair value of forward energy contracts are subject to changes in generating capability and a reduction in the demand for electricity. The statement regarding the use of proceeds from the sale of the fossil plants is subject to the possibility that regulatory action might affect the amount and use of such proceeds and the possibility that, due to changing market conditions, Unicom and ComEd may determine that other uses of the proceeds may be in their best interest. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of March 31, 1999 and December 31, 1998, and the related statements of consolidated operations, retained earnings (deficit) and cash flows for the three-month and twelve-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of March 31, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 1999 and 1998, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
May 12, 1999

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months and twelve months ended March 31, 1999 and 1998 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           Three Months Ended      Twelve Months Ended
                                March 31                 March 31
                          ----------------------  -----------------------
                             1999        1998        1999        1998
                          ----------  ----------  ----------  -----------
                                         (Thousands of Dollars)
Electric Operating Reve-
 nues...................  $1,528,800  $1,662,275  $6,955,066  $ 7,021,038
                          ----------  ----------  ----------  -----------
Electric Operating Ex-
 penses and Taxes:
 Fuel...................  $  234,834  $  222,293  $1,070,069  $ 1,125,902
 Purchased power........      71,682     173,392     646,306      464,400
 Operation..............     321,386     343,990   1,434,741    1,658,813
 Maintenance............     222,587     220,759     791,090      742,064
 Depreciation and amor-
  tization..............     229,769     247,758     919,614      995,969
 Taxes (except income)..     131,618     206,966     621,802      805,032
 Income taxes--
   Current--Federal.....      95,710      54,456     340,747      226,617
   --State..............      20,674      11,231      64,188       60,322
   Deferred--Federal--
    net.................     (39,019)     (7,016)     (1,242)      45,782
   --State--net.........      (8,202)       (563)      4,899        6,967
   Investment tax cred-
    its deferred--net...      (7,021)     (7,160)    (27,591)     (30,278)
                          ----------  ----------  ----------  -----------
                          $1,274,018  $1,466,106  $5,864,623  $ 6,101,590
                          ----------  ----------  ----------  -----------
Electric Operating In-
 come...................  $  254,782  $  196,169  $1,090,443  $   919,448
                          ----------  ----------  ----------  -----------
Other Income and (Deduc-
 tions):
 Interest on long-term
  debt, net of interest
  capitalized...........  $ (138,559) $ (112,445) $ (456,718) $  (465,866)
 Interest on notes pay-
  able..................      (3,952)     (3,119)    (20,392)     (10,302)
 Allowance for funds
  used during construc-
  tion..................       4,211       3,160      17,515       36,353
 Income taxes applicable
  to nonoperating
  activities............      (1,416)     13,951       3,747       36,986
 Provision for dividends
  on company-obligated
  mandatorily redeemable
  preferred securities
  of subsidiary trusts
  holding solely the
  Company's subordinated
  debt securities.......     (7,428)      (7,428)    (29,710)     (29,640)
 Loss on nuclear plant
  closure...............         --          --          --      (885,611)
 Income tax effect of
  nuclear plant closure.         --          --          --       362,952
 Miscellaneous--net.....      14,269     (18,455)     39,395     (133,899)
                          ----------  ----------  ----------  -----------
                          $ (132,875) $ (124,336) $ (446,163) $(1,089,027)
                          ----------  ----------  ----------  -----------
Net Income (Loss) before
 Extraordinary Items....  $  121,907  $   71,833  $  644,280  $  (169,579)
Extraordinary Losses,
 less Applicable Income
 Taxes..................     (27,506)        --      (27,506)    (810,335)
                          ----------  ----------  ----------  -----------
Net Income (Loss).......  $   94,401  $   71,833  $  616,774  $  (979,914)
Provision for Dividends
 on Preferred and
 Preference Stocks......      15,297      14,547      57,634       59,506
                          ----------  ----------  ----------  -----------
Net Income (Loss) on
 Common Stock...........  $   79,104  $   57,286  $  559,140  $(1,039,420)
                          ==========  ==========  ==========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,   December 31,
                       ASSETS                            1999          1998
                       ------                         -----------  ------------
                                                       (Thousands of Dollars)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $827 million and
   $858 million, respectively)....................... $28,008,632  $27,801,246
  Less--Accumulated provision for depreciation.......  15,438,922   15,234,320
                                                      -----------  -----------
                                                      $12,569,710  $12,566,926
  Nuclear fuel, at amortized cost....................     860,729      874,979
                                                      -----------  -----------
                                                      $13,430,439  $13,441,905
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds...................... $ 2,374,908  $ 2,267,317
  Subsidiary companies...............................      52,257       49,129
  Other investments, at cost.........................      48,264       57,031
                                                      -----------  -----------
                                                      $ 2,475,429  $ 2,373,477
                                                      -----------  -----------
Current Assets:
  Cash............................................... $    14,337  $        69
  Temporary cash investments.........................      27,471       26,935
  Cash held for redemption of securities.............     761,492    3,062,816
  Special deposits...................................         297          271
  Receivables--
    Customers........................................   1,215,242    1,364,760
    Forward share repurchase contract................     675,841          --
    Other............................................      85,448      138,594
    Provisions for uncollectible accounts............     (48,401)     (48,008)
  Coal and fuel oil, at average cost.................     153,235      134,965
  Materials and supplies, at average cost............     233,672      229,532
  Deferred income taxes related to current assets and
   liabilities.......................................      39,996       26,486
  Prepayments and other..............................      36,535       18,387
                                                      -----------  -----------
                                                      $ 3,195,165  $ 4,954,807
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 4,518,346  $ 4,578,427
  Other..............................................      74,314       84,953
                                                      -----------  -----------
                                                      $ 4,592,660  $ 4,663,380
                                                      -----------  -----------
                                                      $23,693,693  $25,433,569
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        March 31,  December 31,
            CAPITALIZATION AND LIABILITIES                1999         1998
            ------------------------------             ----------- ------------
                                                        (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,031,600 $ 5,055,837
  Preferred and preference stocks without mandatory
   redemption requirements............................      74,482      74,488
  Preference stock subject to mandatory redemption re-
   quirements.........................................      69,475      69,475
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the
   Company's subordinated debt securities* ...........     350,000     350,000
  Long-term debt .....................................   7,547,876   7,677,219
                                                       ----------- -----------
                                                       $13,073,433 $13,227,019
                                                       ----------- -----------
Current Liabilities:
  Notes payable....................................... $   204,207 $   276,356
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations.....     801,178   2,226,868
  Accounts payable....................................     459,383     605,712
  Accrued interest....................................     176,372     178,238
  Accrued taxes.......................................     304,392     165,466
  Dividends payable...................................      91,287     104,022
  Customer deposits...................................      62,204      56,954
  Accrued plant closing costs.........................      66,197      78,430
  Other...............................................     127,246     149,304
                                                       ----------- -----------
                                                       $ 2,292,466 $ 3,841,350
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 3,752,801 $ 3,787,978
  Nuclear decommissioning liability for retired
   plants.............................................   1,237,300   1,215,400
  Accumulated deferred investment tax credits.........     553,436     562,285
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     736,644     728,413
  Obligations under capital leases....................     289,426     333,653
  Regulatory liabilities..............................     594,320     595,005
  Other...............................................   1,163,867   1,142,466
                                                       ----------- -----------
                                                       $ 8,327,794 $ 8,365,200
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 21)
                                                       $23,693,693 $25,433,569
                                                       =========== ===========

  *As described in Note 10 of Notes to Financial Statements, the sole asset of ComEd Financing I, a subsidiary trust of ComEd, is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. The sole asset of ComEd Financing II, also a subsidiary trust of ComEd, is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027.

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       March 31,   December 31,
                                                         1999          1998
                                                      -----------  ------------
                                                       (Thousands of Dollars)
 Common Stock Equity:
   Common stock, $12.50 par value per share--
    Outstanding (excluding treasury stock)--
     213,971,988 shares and 214,057,171 shares,
     respectively...................................  $ 2,677,955  $ 2,677,952
   Premium on common stock and other paid-in
    capital.........................................    2,207,256    2,223,706
   Capital stock and warrant expense................      (12,894)     (15,664)
   Retained earnings................................      169,578      176,643
   Treasury stock--264,406 shares and 178,982
    shares, respectively............................      (10,295)      (6,800)
                                                      -----------  -----------
                                                      $ 5,031,600  $ 5,055,837
                                                      -----------  -----------
 Preferred and Preference Stocks Without Mandatory
  Redemption Requirements:
   Preference stock, cumulative, without par value--
    Outstanding--3,000,000 shares and 13,499,549
     shares, respectively...........................  $    72,638  $   504,957
   Current redemption requirements for preference
    stock included in current liabilities...........          --      (432,320)
   $1.425 convertible preferred stock, cumulative,
    without par value--
    Outstanding--58,003 shares and 58,211 shares,
     respectively...................................        1,844        1,851
   Prior preferred stock, cumulative, $100 par value
    per share--
    No shares outstanding...........................          --           --
                                                      -----------  -----------
                                                      $    74,482  $    74,488
                                                      -----------  -----------
 Preference Stock Subject to Mandatory Redemption
  Requirements:
   Preference stock, cumulative, without par value--
    Outstanding--700,000 shares and 1,720,345
     shares, respectively...........................  $    69,475  $   171,348
   Current redemption requirements for preference
    stock included in current liabilities...........          --      (101,873)
                                                      -----------  -----------
                                                      $    69,475  $    69,475
                                                      -----------  -----------
 Company-Obligated Mandatorily Redeemable Preferred
  Securities of Subsidiary Trusts Holding Solely the
  Company's Subordinated Debt Securities............  $   350,000  $   350,000
                                                      -----------  -----------
 Long-Term Debt:
   First mortgage bonds:
     Maturing 1999 through 2003--6 3/8% to 9 3/8%...  $   672,345  $ 1,080,000
     Maturing 2004 through 2013--4.40% to 8 3/8%....    1,305,400    1,485,400
     Maturing 2014 through 2023--5.85% to 9 7/8%....    1,609,453    1,981,000
                                                      -----------  -----------
                                                      $ 3,587,198  $ 4,546,400
   Transitional trust notes, due 2000 through 2008--
    5.29% to 5.74%..................................    3,400,000    3,400,000
   Sinking fund debentures, due 1999 through 2011--
    2 3/4% to 7 5/8%................................       36,159       94,159
   Pollution control obligations, due 2007 through
    2014--2.90% to 5 7/8%...........................      140,700      140,700
   Other long-term debt.............................    1,056,300    1,056,346
   Deposit for retirement of long-term debt.........       (2,762)         --
   Current maturities of long-term debt included in
    current liabilities.............................     (615,009)  (1,497,706)
   Unamortized net debt discount and premium........      (54,710)     (62,680)
                                                      -----------  -----------
                                                      $ 7,547,876  $ 7,677,219
                                                      -----------  -----------
                                                      $13,073,433  $13,227,019
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS (DEFICIT)

                                     Three Months Ended   Twelve Months Ended
                                          March 31             March 31
                                     -------------------  --------------------
                                       1999      1998       1999       1998
                                     --------- ---------  --------  ----------
                                             (Thousands of Dollars)
Balance at Beginning of Period...... $ 176,643 $ (19,172) $(47,579) $1,334,714
Add--Net income (loss)..............    94,401    71,833   616,774    (979,914)
                                     --------- ---------  --------  ----------
                                     $ 271,044 $  52,661  $569,195  $  354,800
                                     --------- ---------  --------  ----------
Deduct--
   Dividends declared on--
    Common stock.................... $  85,589 $  85,693  $342,672  $  342,766
    Preferred and preference stocks.     3,042    14,547    43,815      59,179
   Preference stock redemption
    premiums........................     9,984       --      9,984         --
   Other capital stock
    transactions--net...............     2,851       --      3,146         434
                                     --------- ---------  --------  ----------
                                     $ 101,466 $ 100,240  $399,617  $  402,379
                                     --------- ---------  --------  ----------
Balance at End of Period (Includes
 $586 million and $355 million of
 appropriated retained earnings at
 March 31, 1999 and 1998,
 respectively)...................... $ 169,578 $ (47,579) $169,578  $  (47,579)
                                     ========= =========  ========  ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                Three Months Ended      Twelve Months Ended
                                     March 31                 March 31
                               ----------------------  -----------------------
                                  1999        1998        1999         1998
                               -----------  ---------  -----------  ----------
                                          (Thousands of Dollars)
Cash Flow from Operating Ac-
 tivities:
 Net income (loss)............ $    94,401  $  71,833  $   616,774  $ (979,914)
 Adjustments to reconcile net
  income (loss) to net cash
  provided by operating
  activities:
   Depreciation and amortiza-
    tion......................     244,748    260,719      973,175   1,045,790
   Deferred income taxes and
    investment tax credits--
    net.......................     (55,261)    24,500      (16,965)   (314,755)
   Extraordinary loss related
    to write-off of certain
    net regulatory assets.....         --         --           --      810,335
   Loss on nuclear plant
    closure...................         --         --           --      885,611
   Provisions/(payments) for
    revenue refunds-net.......     (22,493)   (34,504)     (10,856)     10,966
   Equity component of
    allowance for funds used
    during construction.......      (1,753)    (1,584)      (7,128)    (20,274)
   Provisions/(payments) for
    liability for separation
    costs--net................      (8,780)     7,425       (6,448)     24,037
   Net effect on cash flows of
    changes in:
     Receivables..............     203,057     64,285     (330,163)    (17,513)
     Coal and fuel oil........     (18,270)   (36,186)       3,615      15,787
     Materials and supplies...      (4,140)    (3,739)      22,118      37,950
     Accounts payable
      excluding nuclear fuel
      lease principal payments
      and separation costs--
      net.....................    (137,549)   (21,958)      (3,610)     (4,901)
     Accrued interest and tax-
      es......................     155,064      8,267      124,138     (59,590)
     Other changes in certain
      current assets and
      liabilities.............      27,764     16,704      152,247     274,449
   Other--net.................      80,969     58,166       70,850     170,179
                               -----------  ---------  -----------  ----------
                               $   557,757  $ 413,928  $ 1,587,747  $1,878,157
                               -----------  ---------  -----------  ----------
Cash Flow from Investing Ac-
 tivities:
 Construction expenditures.... $  (228,416) $(170,986) $  (960,059) $ (930,905)
 Nuclear fuel expenditures....     (50,085)   (60,549)    (155,705)   (197,149)
 Sales on generating plants...         --     177,454          --      238,245
 Equity component of
  allowance for funds used
  during construction.........       1,753      1,584        7,128      20,274
 Contributions to nuclear
  decommissioning funds.......     (39,426)   (80,077)     (96,120)   (114,721)
 Other investments and spe-
  cial deposits...............        (288)      (861)        (602)     18,739
                               -----------  ---------  -----------  ----------
                               $  (316,462) $(133,435) $(1,205,358) $ (965,517)
                               -----------  ---------  -----------  ----------
Cash Flow from Financing Ac-
 tivities:
 Issuance of securities--
  Transitional trust notes.... $       --   $     --   $ 3,382,629  $      --
  Other long-term debt........         --         --       222,068         --
  Capital stock...............           6        133          117         222
 Retirement and redemption of
  securities--
  Long-term debt..............  (1,053,080)  (364,044)  (1,187,221)   (596,901)
  Capital stock...............    (564,213)      (133)    (604,946)    (44,045)
 Deposits and securities held
  for retirement and redemp-
  tion of
  securities..................         --      (4,064)         --       (1,733)
 Prepayment of forward share
  repurchase contract.........    (675,841)       --      (675,841)        --
 Cash dividends paid on capi-
  tal stock...................    (108,793)  (110,854)    (427,806)   (432,314)
 Proceeds from sale/leaseback
  of nuclear fuel.............         --      16,565       84,473     122,049
 Nuclear fuel lease principal
  payments....................     (53,745)   (32,186)    (277,163)   (149,048)
 Increase/(decrease) in
  short-term borrowings.......     (72,149)   221,500     (175,443)    249,900
                               -----------  ---------  -----------  ----------
                               $(2,527,815) $(273,083) $   340,867  $ (851,870)
                               -----------  ---------  -----------  ----------
Change in Net Cash Balance.... $(2,286,520) $   7,410  $   723,256  $   60,770
Cash, Temporary Cash Invest-
 ments and Cash Held for Re-
 demption of Securities:
 Balance at Beginning of Pe-
  riod........................   3,089,820     72,634       80,044      19,274
                               -----------  ---------  -----------  ----------
 Balance at End of Period..... $   803,300  $  80,044  $   803,300  $   80,044
                               ===========  =========  ===========  ==========

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

  Income Taxes. ComEd is included in the consolidated federal and state income tax returns filed by Unicom. Current and deferred income taxes of the consolidated group are allocated to ComEd as if ComEd filed separate tax returns. Deferred income taxes are provided for income and expense items recognized for financial accounting purposes in periods that differ from those for income tax purposes. Income taxes deferred in prior years are charged or credited to income as the book/tax temporary differences reverse. Prior years' deferred investment tax credits are amortized through credits to income generally over the lives of the related property. Income tax credits resulting from interest charges applicable to nonoperating activities, principally construction, are classified as other income.

  Interest. Total interest costs incurred on debt, leases and other obligations were $163 million and $137 million for the three months ended March 31, 1999 and 1998, respectively, and $561 million and $573 million for the twelve months ended March 31, 1999 and 1998, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 1999 and 1998 was as follows:

                                      Three Months Ended   Twelve Months Ended
                                           March 31             March 31
                                      -------------------- -------------------
                                        1999       1998      1999      1998
                                      ---------  --------- --------- ---------
                                              (Thousands of Dollars)
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capital-
    ized)............................ $ 158,744  $ 150,537 $ 462,174 $ 495,062
   Income taxes (net of refunds)..... $ (25,921) $     --  $ 276,368 $ 274,370
Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
 Capital lease obligations incurred.. $   1,162  $  17,996 $  89,537 $ 130,011

  (2) Accounting Effects Related to the 1997 Act. See Unicom's Note 2 of Notes to Financial Statements, except for EPS information.

  (3) Rate Matters. See Unicom's Note 3 of Notes to Financial Statements.

  (4) Closure and Sale of Plants. See Unicom's Note 4 of Notes to Financial Statements, except for EPS information.

  (5) Authorized Shares and Voting Rights of Capital Stock. At March 31, 1999, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--10,510,451 shares; $1.425 convertible preferred stock-- 58,003 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (6) Common Equity. In the fourth quarter of 1998, ComEd entered into a forward purchase arrangement with Unicom for the repurchase of $200 million of ComEd common stock. This contract, which was accounted for as an equity instrument as of December 31, 1998, was settled on a net cash basis in February 1999 resulting in a $16 million reduction to common stock equity on the Consolidated Balance Sheets.

  In February 1999, ComEd also entered into a prepaid forward purchase agreement with Unicom for the repurchase of approximately 15 million shares of Unicom common stock. This forward purchase arrangement was amended to also include the repurchase of approximately 5.1 million shares for a total of 20.1 million shares, subsequent to the net cash settlement of the $200 million repurchase program, as described above. The repurchase arrangement, as amended, provides for final settlement no later than February 2000, on either a physical (share) basis, or a net cash basis. The terms of the repurchase agreement between ComEd and Unicom are identical to the terms of Unicom's repurchase agreement with the financial institution. The repurchase agreement between ComEd and Unicom is expected to be settled on the same basis Unicom settles its repurchase arrangements with the financial institution. The amount at which the arrangement can be settled is dependent principally upon the average market price at which Unicom common shares have been repurchased under its repurchase agreement, compared to the forward price per share. The share repurchases will not reduce shares outstanding or common stock equity, and resulting return on common equity calculations, until the date of physical settlement. ComEd does not currently anticipate that settlement will occur in 1999. The repurchase arrangement has been recorded as a receivable on the Consolidated Balance Sheets and will be adjusted at the end of each reporting period to reflect the aggregate market value of the shares deliverable under the arrangement. Consequently, the arrangement could increase earnings volatility in 1999. In the first quarter of 1999, an unrealized gain of $14 million (after-tax) related to the arrangement was recorded.

  At March 31, 1999, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 59,163
      Conversion of warrants............................................. 25,325
                                                                          ------
                                                                          84,488
                                                                          ======

  Shares of common stock issued for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                         Three Months Ended Twelve Months Ended
                                              March 31           March 31
                                         ------------------ -------------------
                                           1999     1998      1999      1998
                                         ------------------ --------- ---------
Conversion of $1.425 convertible
 preferred stock........................      212     4,269     3,791     7,148
Conversion of warrants..................       29        84       173       265
                                         -------- --------- --------- ---------
                                              241     4,353     3,964     7,413
                                         ======== ========= ========= =========

  As of March 31, 1999 and December 31, 1998, 264,406 shares and 178,982 shares, respectively, of ComEd common stock were reacquired and held as treasury stock at a cost of $10 million and $7 million, respectively.

  At March 31, 1999 and December 31, 1998, 75,976 and 76,079, respectively, of common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  As of March 31, 1999 and December 31, 1998, $586 million and $580 million, respectively, of retained earnings had been appropriated for future dividend payments.

  (7) Stock Option Awards/Employee Stock Purchase Plan. See Unicom's Note 7 of Notes to Financial Statements, except for EPS information.

  (8) Preferred and Preference Stocks Without Mandatory Redemption Requirements. See Unicom's Note 8 of Notes to Financial Statements.

  (9) Preference Stock Subject to Mandatory Redemption Requirements. See Unicom's Note 9 of Notes to Financial Statements.

  (10) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Company's Subordinated Debt Securities. See Unicom's Note 10 of Notes to Financial Statements.

  (11) Long-Term Debt. See Unicom's Note 11 of Notes to Financial Statements, except for the last paragraph regarding Unicom Thermal's senior Note.

  (12) Lines of Credit. See the first paragraph of Unicom's Note 12 of Notes to Financial Statements.

  (13) Disposal of Spent Nuclear Fuel. See Unicom's Note 13 of Notes to Financial Statements.

  (14) Fair Value of Financial Instruments. See Unicom's Note 14 of Notes to Financial Statements, except for the following section.

  Capitalization. The estimated fair values of preferred and preference stocks, company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the Company's subordinated debt securities, transitional trust notes, and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of March 31, 1999 and December 31, 1998 were as follows:

                                  March 31, 1999                 December 31, 1998
                         -------------------------------- --------------------------------
                                    Unrealized
                          Carrying   Losses/               Carrying  Unrealized
                           Value     (Gains)   Fair Value   Value      Losses   Fair Value
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
ComEd preferred and
 preference stocks...... $  143,957  $  4,536  $  148,493 $  678,156  $ 11,500  $  689,656
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely the
 Company's subordinated
 debt securities........ $  350,000  $ 24,652  $  374,652 $  350,000  $ 20,678  $  370,678
Transitional trust
 notes.................. $3,383,973  $(13,027) $3,370,946 $3,382,821  $ 67,168  $3,449,989
Long-term debt.......... $4,781,374  $302,665  $5,084,039 $5,791,757  $442,077  $6,233,834

  (15) Pension and Postretirement Benefits. See Unicom's Note 15 of Notes to Financial Statements.

  (16) Separation Plan Costs. See Unicom's Note 16 of Notes to Financial Statements, except for EPS information.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (17) Income Taxes. The components of the net deferred income tax liability at March 31, 1999 and December 31, 1998 were as follows:

                                                        March 31,   December 31,
                                                           1999         1998
                                                        ----------  ------------
                                                        (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized
  depreciation, net of removal costs..................  $3,991,817   $4,007,681
 Overheads capitalized................................     139,633      140,922
 Repair allowance.....................................     230,941      233,861
 Regulatory assets recoverable through future rates...     677,397      680,356
Deferred income tax assets:
 Postretirement benefits..............................    (341,350)    (331,566)
 Unamortized investment tax credits...................    (187,998)    (191,135)
 Regulatory liabilities to be settled through future
  rates...............................................    (594,320)    (595,005)
 Nuclear plant closure................................     (33,414)     (38,354)
 Other--net...........................................    (169,901)    (145,268)
                                                        ----------   ----------
Net deferred income tax liability.....................  $3,712,805   $3,761,492
                                                        ==========   ==========

  The $49 million decrease in the net deferred income tax liability from December 31, 1998 to March 31, 1999 is comprised of a $47 million credit to net deferred income tax expense and a $2 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities for both periods includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged (credited) to continuing operations for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                                             Twelve Months
                                     Three Months Ended          Ended
                                          March 31              March 31
                                     --------------------  -------------------
                                       1999       1998       1999      1998
                                     ---------  ---------  --------  ---------
                                             (Thousands of Dollars)
Electric operating income:
 Current income taxes..............  $ 116,384  $  65,687  $404,935  $ 286,939
 Deferred income taxes.............    (47,221)    (7,579)    3,657     52,749
 Investment tax credits deferred--
  net..............................     (7,021)    (7,160)  (27,591)   (30,278)
Other (income) and deductions:
 Current income taxes..............      2,668    (53,067)  (10,496)   (62,367)
 Deferred income taxes.............        837     46,749    13,546   (339,134)
 Investment tax credits............     (1,828)    (7,472)   (6,463)   (29,997)
                                     ---------  ---------  --------  ---------
Net income taxes charged (credited)
 to continuing operations..........  $  63,819  $  37,158  $377,588  $(122,088)
                                     =========  =========  ========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 1999 and 1998:

                                   Three Months Ended    Twelve Months Ended
                                        March 31               March 31
                                   --------------------  ---------------------
                                     1999       1998        1999       1998
                                   ---------  ---------  ----------  ---------
Pre-tax book income (loss) (thou-
 sands)........................... $ 185,726  $ 108,991  $1,021,868  $(291,667)
Effective income tax rate.........      34.4%      34.1%       37.0%      41.9%

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--Concluded

  The principal differences between net income taxes charged (credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                    Three Months Ended    Twelve Months Ended
                                         March 31               March 31
                                    --------------------  ---------------------
                                      1999       1998       1999        1998
                                    ---------  ---------  ---------  ----------
                                             (Thousands of Dollars)
Federal income taxes computed at
 statutory rate...................  $  65,004  $  38,147  $ 357,654  $ (102,083)
Equity component of AFUDC which
 was excluded from taxable income.        (98)       (89)      (399)     (6,630)
Amortization of investment tax
 credits, net of deferred income
 taxes............................     (5,711)      (931)   (22,006)    (24,049)
State income taxes, net of federal
 income taxes.....................      8,465      6,134     45,991       1,272
Unrealized gain on forward share
 repurchase contract..............     (4,805)       --      (4,805)        --
Differences between book and tax
 accounting, primarily property-
 related deductions...............        964     (6,103)     1,153       9,402
                                    ---------  ---------  ---------  ----------
Net income taxes charged
 (credited) to continuing
 operations.......................  $  63,819  $  37,158  $ 377,588  $ (122,088)
                                    =========  =========  =========  ==========

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 1999 and 1998 were as follows:

                                         Three Months Ended  Twelve Months Ended
                                              March 31            March 31
                                         ------------------- -------------------
                                           1999      1998      1999      1998
                                         --------- --------- --------- ---------
                                                 (Thousands of Dollars)
Illinois public utility revenue......... $   1,495 $  57,682 $  70,295  $234,276
Illinois invested capital...............       --        --        --     73,314
Illinois electricity distribution tax...    28,337    26,718   111,644    26,718
Municipal utility gross receipts........    24,300    42,551   134,628   169,542
Real estate.............................    33,027    39,631   122,027   150,642
Municipal compensation..................    18,269    19,871    76,407    79,047
Other--net..............................    26,190    20,513   106,801    71,493
                                         --------- --------- --------- ---------
                                         $ 131,618 $ 206,966 $ 621,802  $805,032
                                         ========= ========= ========= =========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  Effective August 1, 1998, as provided for by the 1997 Act, the Illinois electricity excise tax, replacing the Illinois public utility revenue tax, and certain municipal utility taxes are recorded as liabilities. Previously, similar taxes were presented on the Statements of Consolidated Operations as revenue and expense. The reduction in operating revenues and taxes, except income taxes, due to the change in presentation for such taxes was approximately $68 million and $163 million for the three months and twelve months ended March 31, 1999, respectively. This change in the presentation for such taxes did not have an effect on results of operations.

  See Unicom's Note 21 for additional information regarding Illinois invested capital taxes.

  (19) Lease Obligations. See the first and second paragraphs of Unicom's Note 19 of Notes to Financial Statements.

  Future minimum rental payments at March 31, 1999 for operating leases are estimated to aggregate to $278 million, including $30 million in 1999, $36 million in 2000, $29 million in 2001, $25 million in 2002, $22 million in 2003 and $136 million in 2004-2024.

  (20) Joint Plant Ownership. See Unicom's Note 20 of Notes to Financial Statements.

  (21) Commitments and Contingent Liabilities. See Unicom's Note 21 of Notes to Financial Statements.

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

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

  During the first quarter of 1999, no civil penalties were imposed on ComEd for violations of NRC regulations. To ComEd's knowledge, there are no current enforcement issues outstanding or under review by the NRC.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts on eight bellwether plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter and in favor of the plaintiff, after an amended judgement was issued March 11, 1999, totaled approximately $6 million, including compensatory and punitive damages, interest, and medical monitoring. The matter is currently on appeal. Although the other 1991 cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

  CERCLA provides for immediate response and removal actions coordinated by the U.S. EPA to releases of hazardous substances into the environment and authorizes the U.S. Government either to clean up sites at which hazardous substances have created actual or potential environmental hazards or to order persons responsible for the situation to do so. Under CERCLA, generators and transporters of hazardous substances, as well as past and present owners and operators of hazardous waste sites, are made strictly, jointly and severally liable for the cleanup costs of waste at sites, most of which are listed by the U.S. EPA on the NPL. These responsible parties can be ordered to perform a cleanup, can be sued for costs associated with a U.S. EPA directed cleanup, may voluntarily settle with the U.S. Government concerning their liability for cleanup costs, or may voluntarily begin a site investigation and site remediation prior to listing on the NPL under state oversight. Various states, including Illinois, have enacted statutes which contain provisions substantially similar to CERCLA. ComEd and its subsidiaries are or are likely to become parties to proceedings initiated by the U.S. EPA, state agencies and/or other responsible parties under CERCLA with respect to a number of sites, including MGP sites, or may voluntarily undertake to investigate and remediate sites for which they may be liable under CERCLA. See Note 21 of Notes to Financial Statements for information regarding costs associated with investigating and remediating former MGP sites.

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1998 or in these Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 1999, which could have such an effect.

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

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated February 10, 1999 was filed by Unicom and ComEd describing a prepaid forward purchase arrangement entered into by Unicom with a financial institution for the repurchase of approximately 15 million shares of Unicom common stock, in addition to the previously announced plan to repurchase 5.1 million shares of Unicom common stock.

    A Current Report on Form 8-K dated February 19, 1999 was filed containing Unicom's consolidated financial statements as of, and for the year ended, December 31, 1998.

    A Current Report on Form 8-K dated February 19, 1999 was filed containing ComEd's consolidated financial statements as of, and for the year ended, December 31, 1998.

    A Current Report on Form 8-K dated March 22, 1999 was filed by Unicom and ComEd announcing the agreement to sell ComEd's six coal-fired generating plants, an oil and gas-fired plant, and nine peaking unit sites to Edison Mission Energy for a purchase price of $4.813 billion.

    A Current Report on Form 8-K dated March 23, 1999 was filed by Unicom and ComEd announcing a settlement agreement with the City of Chicago to end the arbitration proceeding between ComEd and the City regarding the January 1, 1992 franchise agreement and a supplemental agreement between them.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of May 1999. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

                                                   Unicom Corporation
                                                       Registrant

                                          By       Robert E. Berdelle
                                          _____________________________________
                                                   Robert E. Berdelle
                                             Vice President and Comptroller
                                              (Chief accounting officer and
                                           officer duly authorized to sign on
                                                behalf of the registrant)

                                               Commonwealth Edison Company
                                                       Registrant

                                          By       Robert E. Berdelle
                                          _____________________________________
                                                   Robert E. Berdelle
                                             Vice President and Comptroller
                                              (Chief accounting officer and
                                           officer duly authorized to sign on
                                                behalf of the registrant)