Form 10-Q
period 1999-06-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1999-08-13
CIK 918040, 22606

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

                 For the quarterly period ended June 30, 1999

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

Common Stock outstanding at July 31, 1999:
    Unicom Corporation                           217,349,702 shares
    Commonwealth Edison Company                  213,972,307 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              Unicom Corporation
                                      and
                          Commonwealth Edison Company

                        Quarterly Reports on Form 10-Q
                   to the Securities and Exchange Commission
                 for the Quarterly Period Ended June 30, 1999

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1999 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward-looking statements; and reference is made to pages 58-59 for the location and character of such statements.

                                     INDEX

                                                                          Page
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Operations for the three months, six
     months and twelve months ended June 30, 1999 and 1998...............     5
    Consolidated Balance Sheets--June 30, 1999 and December 31, 1998.....   6-7
    Statements of Consolidated Capitalization--June 30, 1999 and December
     31, 1998............................................................     8
    Statements of Consolidated Retained Earnings/(Deficit) for the three
     months, six months and twelve months ended June 30, 1999 and 1998...     9
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 1999 and 1998...............    10
    Notes to Financial Statements........................................ 11-38
  Management's Discussion and Analysis of Financial Condition and Results
   of
   Operations............................................................ 39-59
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    60
    Statements of Consolidated Operations for the three months, six
     months and twelve months ended June 30, 1999 and 1998...............    61
    Consolidated Balance Sheets--June 30, 1999 and December 31, 1998..... 62-63
    Statements of Consolidated Capitalization--June 30, 1999 and December
     31, 1998............................................................    64
    Statements of Consolidated Retained Earnings/(Deficit) for the three
     months, six months and twelve months ended June 30, 1999 and 1998...    65
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 1999 and 1998...............    66
    Notes to Financial Statements........................................ 67-72
  Management's Discussion and Analysis of Financial Condition and Results
   of
   Operations............................................................    73
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings..............................................    74
  Item 4. Submission of Matters to a Vote of Security Holders............ 75-76
  Item 6. Exhibits and Reports on Form 8-K...............................    76
SIGNATURES...............................................................    77

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          Term                                  Meaning
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997
 AFUDC                  Allowance for funds used during construction
 APB                    Accounting Principles Board
 APX                    Automated Power Exchange Inc., a California company
 ARES                   Alternative Retail Electric Suppliers
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 City                   City of Chicago
 ComEd                  Commonwealth Edison Company, a Unicom subsidiary
 ComEd Funding          ComEd Funding, LLC, a ComEd subsidiary
 ComEd Funding Trust    ComEd Transitional Funding Trust, a ComEd Funding
                         subsidiary
 Congress               U.S. Congress
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 Edison Development     Edison Development Canada Inc., a ComEd subsidiary
 EEI                    Edison Electric Institute
 EME                    Edison Mission Energy, an Edison International
                         subsidiary
 EMS                    Energy Management System
 EPRI                   Electric Power Research Institute
 EPS                    Earnings/(Loss) per Common Share
 ESPP                   Employee Stock Purchase Plan
 FAC                    Fuel adjustment clause
 FASB                   Financial Accounting Standards Board
 FERC                   Federal Energy Regulatory Commission
 Fossil plant           ComEd's six coal-fired generating plants, an oil and
                         gas-fired plant, and nine peaking unit sites
 GAAP                   Generally Accepted Accounting Principles
 ICC                    Illinois Commerce Commission
 IDR                    Illinois Department of Revenue
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 ISO                    Independent System Operator
 MAIN                   Mid-America Interconnected Network
 MGP                    Manufactured gas plant
 NEI                    Nuclear Energy Institute
 NEIL                   Nuclear Electric Insurance Limited
 NERC                   North American Electric Reliability Council
 Northwind Midway       Northwind Midway, LLC, a UT Holdings subsidiary
 NPL                    National Priorities List
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 SCADA                  Supervisory Control And Data Acquisition
 SEC                    Securities and Exchange Commission
 SFAS                   Statement of Financial Accounting Standards
 SPEs                   Special purpose entities
 S&P                    Standard & Poor's
 Trusts                 ComEd Financing I and ComEd Financing II, ComEd
                         subsidiaries
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom Enterprises
                         subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 Unicom Investment      Unicom Investment Inc., a Unicom subsidiary
 Unicom Thermal         Unicom Thermal Technologies Inc., a UT Holdings
                         subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom Enterprises subsidiary

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of June 30, 1999 and December 31, 1998, and the related statements of consolidated operations, retained earnings/(deficit) and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of June 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP

Chicago, Illinois
August 13, 1999

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, six months and twelve months ended June 30, 1999 and 1998 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           Three Months Ended       Six Months Ended       Twelve Months Ended
                                 June 30                 June 30                 June 30
                          ----------------------  ----------------------  -----------------------
                             1999        1998        1999        1998        1999        1998
                          ----------  ----------  ----------  ----------  ----------  -----------
                                          (Thousands Except Per Share Data)
Operating Revenues......  $1,685,714  $1,779,146  $3,223,518  $3,444,043  $6,882,885  $ 7,137,887
                          ----------  ----------  ----------  ----------  ----------  -----------
Operating Expenses and
 Taxes:
 Fuel...................  $  259,639  $  241,873  $  494,473  $  464,166  $1,087,835  $ 1,067,845
 Purchased power........      98,301     279,359     169,983     452,751     465,249      636,316
 Operation and
  maintenance...........     650,096     565,598   1,205,498   1,134,594   2,355,938    2,362,127
 Depreciation and
  amortization..........     266,947     232,581     498,279     481,483     960,083      981,956
 Taxes (except income)..     130,135     185,062     262,495     392,488     569,841      803,258
 Income taxes...........      60,347      60,945     123,611     116,091     360,265      343,534
 Investment tax credits
  deferred--net ........      (7,021)     (6,888)    (14,042)    (14,048)    (27,723)     (29,270)
                          ----------  ----------  ----------  ----------  ----------  -----------
                          $1,458,444  $1,558,530  $2,740,297  $3,027,525  $5,771,488  $ 6,165,766
                          ----------  ----------  ----------  ----------  ----------  -----------
Operating Income........  $  227,270  $  220,616  $  483,221  $  416,518  $1,111,397  $   972,121
                          ----------  ----------  ----------  ----------  ----------  -----------
Other Income and
 (Deductions):
 Interest on long-term
  debt, net of interest
  capitalized...........  $ (135,952) $ (110,640) $ (278,510) $ (223,394) $ (499,439) $  (462,863)
 Interest on notes
  payable...............      (3,769)     (3,207)     (7,721)     (9,016)    (18,264)     (12,900)
 Allowance for funds
  used during
  construction..........       5,190       4,698       9,401       7,858      18,006       30,394
 Income taxes
  applicable to
  nonoperating
  activities............      (1,833)      3,324      (3,249)     17,275     (17,827)      34,830
 Provisions for
  dividends and
  redemption premiums--
   Preferred and
    preference stocks of
    ComEd...............      (3,043)    (14,462)    (18,340)    (29,009)    (46,215)     (58,483)
   ComEd-obligated
    mandatorily
    redeemable preferred
    securities of
    subsidiary trusts
    holding solely
    ComEd's subordinated
    debt securities.....      (7,427)     (7,428)    (14,855)    (14,855)    (29,710)     (29,639)
 Loss on nuclear plant
  closure...............         --          --          --          --          --      (885,611)
 Income tax effects of
  nuclear plant
  closure...............         --          --          --          --          --       362,952
 Miscellaneous--net.....      38,956     (12,443)     46,664     (31,204)     74,674     (127,058)
                          ----------  ----------  ----------  ----------  ----------  -----------
                          $ (107,878) $ (140,158) $ (266,610) $ (282,345) $ (518,775) $(1,148,378)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss) before
 Extraordinary Items....  $  119,392  $   80,458  $  216,611  $  134,173  $  592,622  $  (176,257)
Extraordinary Losses,
 less Applicable Income
 Taxes..................         --          --      (27,576)        --      (27,576)    (810,335)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss).......  $  119,392  $   80,458  $  189,035  $  134,173  $  565,046  $  (986,592)
                          ==========  ==========  ==========  ==========  ==========  ===========
Earnings/(loss) per
 common share before
 extraordinary items--
 Basic..................  $     0.55  $     0.37  $     1.00  $     0.62  $     2.73  $     (0.80)
 Diluted................  $     0.55  $     0.37  $     1.00  $     0.62  $     2.72  $     (0.80)
Extraordinary losses,
 less applicable income
 taxes (basic and
 diluted)...............         --          --        (0.13)        --        (0.13)       (3.75)
Earnings/(loss) per
 common share--
 Basic..................  $     0.55  $     0.37  $     0.87  $     0.62  $     2.60  $     (4.55)
 Diluted................  $     0.55  $     0.37  $     0.87  $     0.62  $     2.59  $     (4.55)
Cash Dividends Declared
 per Common Share.......  $     0.40  $     0.40  $     0.80  $     0.80  $     1.60  $      1.60

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
                       ASSETS                            1999          1998
                       ------                         -----------  ------------
                                                       (Thousands of Dollars)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $872 million and
   $858 million, respectively)....................... $28,245,096  $27,801,246
  Less--Accumulated provision for depreciation.......  15,662,340   15,234,320
                                                      -----------  -----------
                                                      $12,582,756  $12,566,926
  Nuclear fuel, at amortized cost....................     856,379      874,979
                                                      -----------  -----------
                                                      $13,439,135  $13,441,905
                                                      -----------  -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 2,450,974  $ 2,267,317
  Subsidiary companies...............................      42,398       41,150
  Other, at cost.....................................     269,575      275,794
                                                      -----------  -----------
                                                      $ 2,762,947  $ 2,584,261
                                                      -----------  -----------
Current Assets:
  Cash............................................... $    40,081  $    28,893
  Temporary cash investments.........................      27,811       26,935
  Cash held for redemption of securities.............     671,233    3,062,816
  Special deposits...................................         382          271
  Receivables--
    Customers........................................   1,342,273    1,369,701
    Forward share repurchase contract................     695,530          --
    Other............................................     114,187      136,701
    Provisions for uncollectible accounts............     (64,997)     (48,645)
  Coal and fuel oil, at average cost.................     146,025      135,415
  Materials and supplies, at average cost............     239,513      232,246
  Deferred income taxes related to current assets and
   liabilities.......................................      35,863       24,339
  Prepayments and other..............................      42,744       20,301
                                                      -----------  -----------
                                                      $ 3,290,645  $ 4,988,973
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 4,432,593  $ 4,578,427
  Other..............................................      71,379       96,907
                                                      -----------  -----------
                                                      $ 4,503,972  $ 4,675,334
                                                      -----------  -----------
                                                      $23,996,699  $25,690,473
                                                      ===========  ===========



   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        June 30,   December 31,
            CAPITALIZATION AND LIABILITIES                1999         1998
            ------------------------------             ----------- ------------
                                                        (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,101,309 $ 5,099,444
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........       1,836      74,488
    Subject to mandatory redemption requirements......         --       69,475
  ComEd-obligated mandatorily redeemable preferred se-
   curities of subsidiary trusts holding solely
   ComEd's subordinated debt securities*..............     350,000     350,000
  Long-term debt......................................   7,374,057   7,792,502
                                                       ----------- -----------
                                                       $12,827,202 $13,385,909
                                                       ----------- -----------
Current Liabilities:
  Notes payable....................................... $   411,850 $   292,963
  Current portion of long-term debt, redeemable pref-
   erence stock
   and capitalized lease obligations of subsidiary
   companies..........................................   1,222,769   2,314,443
  Accounts payable....................................     491,135     604,936
  Accrued interest....................................     150,724     180,674
  Accrued taxes.......................................     251,463     134,976
  Dividends payable...................................      95,803     105,133
  Customer deposits...................................      62,889      56,954
  Accrued plant closing costs.........................      43,411      78,430
  Other...............................................     136,138     155,262
                                                       ----------- -----------
                                                       $ 2,866,182 $ 3,923,771
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 3,731,425 $ 3,805,460
  Nuclear decommissioning liability for retired
   plants.............................................   1,252,100   1,215,400
  Accumulated deferred investment tax credits.........     544,262     562,285
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     745,066     728,413
  Obligations under capital leases of subsidiary com-
   panies.............................................     257,611     333,653
  Regulatory liabilities..............................     587,639     595,005
  Other...............................................   1,185,212   1,140,577
                                                       ----------- -----------
                                                       $ 8,303,315 $ 8,380,793
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 21)
                                                       $23,996,699 $25,690,473
                                                       =========== ===========

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                        June 30,    December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                        (Thousands of Dollars)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--217,287,495 shares and 217,094,560
    shares, respectively.............................. $ 4,955,090  $ 4,966,630
  Preference stock expense of ComEd...................        (429)      (3,199)
  Retained earnings...................................     156,743      142,813
  Treasury stock--264,406 shares and 178,982,
   respectively.......................................     (10,095)      (6,800)
                                                       -----------  -----------
                                                       $ 5,101,309  $ 5,099,444
                                                       -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--3,000,000 shares and 13,499,549
      shares, respectively............................ $    72,638  $   504,957
    Current redemption requirements for preference
     stock included in current liabilities............     (72,638)    (432,320)
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--57,725 shares and 58,211 shares,
      respectively....................................       1,836        1,851
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding............................         --           --
                                                       -----------  -----------
                                                       $     1,836  $    74,488
                                                       -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--700,000 shares and 1,720,345 shares,
      respectively ................................... $    69,475  $   171,348
    Current redemption requirements for preference
     stock included
     in current liabilities...........................     (69,475)    (101,873)
                                                       -----------  -----------
                                                       $       --   $    69,475
                                                       -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely
 ComEd's Subordinated Debt Securities................. $   350,000  $   350,000
                                                       -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1999 through 2003--6 3/8% to 9 3/8%...... $   672,242  $ 1,080,000
    Maturing 2004 through 2013--4.40% to 8 3/8%.......   1,305,400    1,485,400
    Maturing 2014 through 2023--5.85% to 9 7/8%.......   1,609,442    1,981,000
                                                       -----------  -----------
                                                       $ 3,587,084  $ 4,546,400
  Transitional trust notes, due 2000 through 2008--
   5.29% to 5.74%.....................................   3,260,000    3,400,000
  Sinking fund debentures, due 1999 through 2011--2
   3/4% to 7 5/8%.....................................      32,418       94,159
  Pollution control obligations, due 2007 through
   2014--3.45% to 5 7/8%..............................     139,200      140,700
  Other long-term debt................................   1,319,713    1,259,204
  Deposit for retirement of long-term debt............      (1,021)         --
  Current maturities of long-term debt included in
   current liabilities................................    (910,642)  (1,585,281)
  Unamortized net debt discount and premium...........     (52,695)     (62,680)
                                                       -----------  -----------
                                                       $ 7,374,057  $ 7,792,502
                                                       -----------  -----------
                                                       $12,827,202  $13,385,909
                                                       ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS/(DEFICIT)

                          Three Months Ended    Six Months Ended   Twelve Months Ended
                                June 30              June 30             June 30
                          --------------------  -----------------  --------------------
                            1999       1998       1999     1998      1999       1998
                          ---------  ---------  -------- --------  --------  ----------
                                           (Thousands of Dollars)
Balance at Beginning of
 Period.................  $ 124,991  $ (54,207) $142,813 $(21,184) $(60,832) $1,272,858
Add--Net income/(loss)..    119,392     80,458   189,035  134,173   565,046    (986,592)
                          ---------  ---------  -------- --------  --------  ----------
                          $ 244,383  $  26,251  $331,848 $112,989  $504,214  $  286,266
                          ---------  ---------  -------- --------  --------  ----------
Deduct--
   Cash dividends
    declared on
    common stock........  $  86,916  $  86,774  $173,781 $173,513  $347,429  $  346,689
   Other capital stock
    transactions--net...        724        309     1,324      308        42         409
                          ---------  ---------  -------- --------  --------  ----------
                          $  87,640  $  87,083  $175,105 $173,821  $347,471  $  347,098
                          ---------  ---------  -------- --------  --------  ----------
Balance at End of Period
 (Includes $509 million
 and $292 million of
 appropriated retained
 earnings at June 30,
 1999 and 1998,
 respectively)..........  $ 156,743  $ (60,832) $156,743 $(60,832) $156,743  $  (60,832)
                          =========  =========  ======== ========  ========  ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          Three Months Ended      Six Months Ended        Twelve Months Ended
                                June 30                June 30                  June 30
                          --------------------  ----------------------  ------------------------
                            1999       1998        1999        1998        1999         1998
                          ---------  ---------  -----------  ---------  -----------  -----------
                                               (Thousands of Dollars)
Cash Flow from Operating
 Activities:
 Net income/(loss)......  $ 119,392  $  80,458  $   189,035  $ 134,173  $   565,046  $  (986,592)
 Adjustments to
  reconcile net
  income/(loss) to net
  cash provided by
  operating activities:
   Depreciation and
    amortization........    285,472    246,768      531,784    508,778    1,017,175    1,035,998
   Deferred income taxes
    and investment tax
    credits--net........    (44,664)   (20,555)     (98,320)     6,126      (34,806)    (342,806)
   Extraordinary loss
    related to write-off
    of certain net
    regulatory assets...        --         --           --         --           --       810,335
   Loss on nuclear plant
    closure.............        --         --           --         --           --       885,611
   Provisions/(payments)
    for revenue
    refunds--net........      2,635    (10,966)     (19,858)   (45,470)       2,745          --
   Equity component of
    allowance for funds
    used during
    construction........     (2,003)    (1,960)      (3,756)    (3,544)      (7,170)     (16,529)
   Provisions/(payments)
    for liability for
    separation costs--
    net.................     (1,018)      (389)      (9,798)     7,036       (7,076)      22,219
   Net effect on cash
    flows of changes in:
     Receivables........   (147,694)  (204,705)      32,877   (143,254)    (293,303)    (209,152)
     Coal and fuel oil..      7,533    (48,322)     (10,610)   (84,508)      59,147      (25,022)
     Materials and
      supplies..........     (3,128)    (6,672)      (7,267)   (11,893)      24,431       29,225
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and separation
      costs--net........     27,956    138,409     (102,923)   101,042     (108,081)     150,574
     Accrued interest
      and taxes.........    (43,887)    81,293      104,587     83,027       (8,107)      42,144
     Other changes in
      certain current
      assets and
      liabilities.......     24,148     34,861       51,998     53,651      143,880      247,446
   Other--net...........     41,668     (4,656)     122,307     44,839       82,042       86,635
                          ---------  ---------  -----------  ---------  -----------  -----------
                          $ 266,410  $ 283,564  $   780,056  $ 650,003  $ 1,435,923  $ 1,730,086
                          ---------  ---------  -----------  ---------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(249,618) $(259,787) $  (480,693) $(432,738) $  (974,552) $(1,013,800)
 Nuclear fuel
  expenditures..........    (63,862)   (34,418)    (113,947)   (94,967)    (185,147)    (189,625)
 Sales of generating
  plants................        --         --           --     177,454          --       238,245
 Equity component of
  allowance for funds
  used during
  construction..........      2,003      1,960        3,756      3,544        7,170       16,529
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --       (39,426)   (80,077)     (96,120)    (114,721)
 Other investments and
  special deposits......     (7,886)    12,657      (12,701)    (4,862)     (28,281)      16,772
                          ---------  ---------  -----------  ---------  -----------  -----------
                          $(319,363) $(279,588) $  (643,011) $(431,646) $(1,276,930) $(1,046,600)
                          ---------  ---------  -----------  ---------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Transitional trust
   notes................  $     --   $     --   $       --   $     --   $ 3,382,629  $       --
  Other long-term debt..     28,130     10,000       63,130     35,000      410,400       80,000
  Capital stock.........      3,588      2,544        4,412      6,767       14,290       13,232
 Retirement and
  redemption of
  securities--
  Transitional trust
   notes................   (140,000)       --      (140,000)       --      (140,000)         --
  Other long-term debt..     (5,355)    (8,139)  (1,061,010)  (374,648)  (1,302,220)    (534,934)
  Capital stock.........        (51)    (6,092)    (564,264)    (6,225)    (598,905)     (47,096)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............        --       3,069          --        (995)         --          (766)
 Prepayment of forward
  share repurchase
  contract..............        --         --      (662,113)       --      (662,113)         --
 Cash dividends paid on
  common stock..........    (86,864)   (86,738)    (173,670)  (173,348)    (347,276)    (346,480)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........        --      44,861          --      61,426       39,612      130,109
 Nuclear fuel lease
  principal payments....    (48,191)  (128,823)    (101,936)  (161,009)    (196,531)    (241,566)
 Increase/(decrease) in
  short-term
  borrowings............    191,036    110,196      118,887    331,696      (77,996)     226,096
                          ---------  ---------  -----------  ---------  -----------  -----------
                          $ (57,707) $ (59,122) $(2,516,564) $(281,336) $   521,890  $  (721,405)
                          ---------  ---------  -----------  ---------  -----------  -----------
Change in Net Cash
 Balance................  $(110,660) $ (55,146) $(2,379,519) $ (62,979) $   680,883  $   (37,919)
Cash, Temporary Cash
 Investments and Cash
 Held for Redemption of
 Securities:
   Balance at Beginning
    of Period...........    849,785    113,388    3,118,644    121,221       58,242       96,161
                          ---------  ---------  -----------  ---------  -----------  -----------
   Balance at End of
    Period..............  $ 739,125  $  58,242  $   739,125  $  58,242  $   739,125  $    58,242
                          =========  =========  ===========  =========  ===========  ===========

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

  The consolidated financial statements include the accounts of Unicom, ComEd, Indiana Company, Edison Development, the Trusts, ComEd Funding, ComEd Funding Trust and Unicom's unregulated subsidiaries. All significant intercompany transactions have been eliminated. Although the accounts of ComEd Funding and ComEd Funding Trust, which are SPEs, are included in the consolidated financial statements, as required by GAAP, ComEd Funding and ComEd Funding Trust are legally separated from Unicom and ComEd. The assets of the SPEs are not available to creditors of Unicom or ComEd and the transitional property held by the SPEs are not assets of Unicom or ComEd.

  Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the transition to a new customer information and billing system, a larger portion of customer revenues and net receivables were based on estimates in the latter part of 1998 and in the first half of 1999 than in previous years.

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

  ComEd's investment in generation-related net utility plant, including construction work in progress and nuclear fuel, and excluding the decommissioning costs included in the accumulated provision for depreciation, not subject to cost-based rate regulation, was $9.2 billion as of June 30, 1999 and December 31, 1998. See "Regulatory Assets and Liabilities" below regarding the plant impairment recorded by ComEd in the second quarter of 1998.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at June 30, 1999 and December 31, 1998 were as follows:

                                                          June 30,  December 31,
                                                            1999        1998
                                                         ---------- ------------
                                                         (Thousands of Dollars)
Regulatory assets:
  Impaired production plant............................. $2,856,809  $2,955,154
  Deferred income taxes (1).............................    667,728     680,356
  Nuclear decommissioning costs--Dresden Unit 1.........    202,888     255,031
  Nuclear decommissioning costs--Zion Units 1 and 2.....    486,043     443,130
  Coal reserves.........................................    178,038     197,975
  Unamortized loss on reacquired debt (2)...............     41,087      46,781
                                                         ----------  ----------
                                                         $4,432,593  $4,578,427
                                                         ==========  ==========
Regulatory liabilities:
  Deferred income taxes (1)............................. $  587,639  $  595,005
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

  ComEd performed a SFAS No. 121 impairment analysis in 1998 which concluded that future revenues, excluding the collection of the CTC expected to be recovered from electric supply services, would be insufficient to cover the costs of certain of its generating assets. Because future regulated cash flows, which include the CTC, tariff revenues and gains from the disposition of assets, are expected to provide recovery of the impaired plant assets, a regulatory asset was recorded for the same amount. This regulatory asset is currently being amortized as it is recovered through regulated cash flows and, along with the coal reserves regulatory asset, is expected to be substantially recovered at the completion of the fossil plant sale. See Note 4 for additional information regarding the fossil plant sale.

  Recovery of the regulatory asset for Dresden Unit 1 and Zion Units 1 and 2 represents unrecovered nuclear decommissioning costs, which are expected to be recovered over the periods 1999-2011 and 1999-2013, respectively, through a separate rate recovery rider provided for by the 1997 Act. See "Depreciation, Amortization of Regulatory Assets and Decommissioning" below for additional information.

  Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through base rates. See Note 13 for additional information concerning the disposal of spent nuclear fuel, one-time fee and interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $92 million and $65 million for the three months ended June 30, 1999 and 1998, respectively, $180 million and $123 million for the six months ended June 30, 1999 and 1998, respectively, and $347 million and $261 million for the twelve months ended June 30, 1999 and 1998, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of June 30, 1999. It includes the City, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately 30 percent of its ultimate consumer revenues for the three months, six months and twelve months ended June 30, 1999. ComEd had approximately 3.5 million electric customers at June 30, 1999.

  As a result of the implementation of a new customer billing and information system in July 1998, billing and collection delays have temporarily increased accounts receivable from customers and decreased cash flow from operations. ComEd has recorded increased provisions for uncollectible accounts to recognize the estimated portion of the receivables that are not expected to be recoverable. Such provisions increased O&M expenses by $25 million in the three-month and six-month periods ended June 30, 1999 and $35 million for the twelve-month period ended June 30, 1999. Although ComEd has undertaken significant steps to reduce the billing and collection delays, limited delays continue to be experienced and further increases to the provision for uncollectible accounts may be required in future periods.

  See Notes 2, 3 and 18 for additional information.

  Depreciation, Amortization of Regulatory Assets and Decommissioning. Depreciation, amortization of regulatory assets and decommissioning for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                          Three Months Ended  Six Months Ended  Twelve Months Ended
                                June 30            June 30            June 30
                          ------------------- ----------------- -------------------
                            1999      1998      1999     1998     1999      1998
                          --------- --------- -------- -------- --------- ---------
                                           (Thousands of Dollars)
Depreciation expense....   $180,587 $ 211,626 $358,025 $433,373 $ 712,708 $ 871,899
Amortization of
 regulatory assets......     65,405    --       98,344   --       163,555     7,636
                          --------- --------- -------- -------- --------- ---------
                          $ 245,992 $ 211,626 $456,369 $433,373 $ 876,263 $ 879,535
Decommissioning expense.     20,955    20,955   41,910   48,110    83,820   102,421
                          --------- --------- -------- -------- --------- ---------
                          $ 266,947 $ 232,581 $498,279 $481,483 $ 960,083 $ 981,956
                          ========= ========= ======== ======== ========= =========

  The increases in the recent three-month and six-month periods are primarily due to additional amortization of $33 million recorded in the second quarter of 1999. The decrease in the recent twelve-month period is primarily due to the retirement of Zion Station in December 1997 and the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively, as well as increased depreciation in 1998 related to the replacement of the steam generators.

  Provisions for depreciation, including nuclear plant, were at average annual rates of average depreciable utility plant and equipment for the three months, six months and twelve months ended June 30, 1999 and 1998 as follows:

                         Three Months Ended    Six Months Ended    Twelve Months Ended
                               June 30              June 30              June 30
                         --------------------  ------------------  --------------------
                           1999       1998       1999      1998      1999       1998
                         ---------  ---------  --------  --------  ---------  ---------
Average annual
 depreciation rates.....      2.66%      3.23%     2.65%     3.32%      2.69%      3.34%

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Depreciation is provided on a straight-line basis by amortizing the cost of depreciable plant and equipment over estimated service lives for each class of plant. The decrease in the average depreciation rates for the periods in 1999, compared to 1998, relates primarily to a reduction in nuclear depreciation rates due to the partial impairment of production plant, which was recorded as a component of accumulated depreciation, partially offset by shortened depreciable lives for certain nuclear stations. The annual depreciation rate for nuclear plant and equipment, excluding separately collected decommissioning costs and depreciation related to the replacement of the steam generators, was 2.88% for periods ending prior to July 1, 1998. The nuclear depreciation rate applied to gross depreciable nuclear plant, beginning July 1, 1998, is 2.16% reflecting the partial impairment of production plant and shortened depreciable lives for certain nuclear stations. See "Regulatory Assets and Liabilities" above for additional information on the partial impairment of production plant.

  Nuclear plant decommissioning costs generally are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations--Depreciation, Amortization and Decommissioning," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry's method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each generating station currently operating. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's ten operating units have remaining current NRC license lives ranging from 7 to 28 years. ComEd's Zion Station and its first nuclear unit, Dresden Unit 1, are retired and are expected to be dismantled beginning in the years 2014 and 2012, respectively, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.4 billion in current-year (1999) dollars, including a contingency allowance. This estimate includes $515 million of non-radiological costs, which are included in ComEd's proposed rider for recovery, as discussed below. ComEd's decommissioning cost expenditures at the end of the units' operating lives are estimated to total approximately $13.8 billion. These expenditures will occur primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The current estimated decommissioning costs include a contingency allowance, but, except at Dresden Unit 1, exclude amounts for spent fuel storage installations, which may be necessary to store spent fuel during the period beginning at the end of the NRC license lives of the plants to the date when the DOE accepts the spent fuel for permanent storage. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. In February 1998, the ICC authorized a reduction in the annual decommissioning cost accrual from $109 million to $84

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES million. The reduction primarily reflected stronger than expected after-tax returns on the external trust funds and lower than expected escalation in low-level waste disposal costs, partially offset by the higher current-year cost estimates, including a contingency allowance.

  Under its most recent annual rider, filed with the ICC on February 26, 1999, ComEd has proposed to increase its estimated annual decommissioning cost accrual from $84 million to $130 million. The proposed increase primarily reflects an increase in low-level waste disposal cost escalation, the inclusion of $209 million in current-year (1999) dollars for safety-related costs of maintaining Zion Station in a mothballed condition until dismantlement begins, and the inclusion of non-radiological costs in the decommissioning cost estimates for recovery under the rider.

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

  For the ten operating nuclear units, decommissioning cost accruals are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Operations and the Consolidated Balance Sheets, respectively, as such costs are recovered through rates. As of June 30, 1999, the total decommissioning costs included in the accumulated provision for depreciation were $2,010 million.

  For ComEd's retired nuclear units, the total estimated liability for nuclear decommissioning in current-year (1999) dollars is recorded as a liability. The unrecovered portion of the liability is recorded as a regulatory asset. The nuclear decommissioning liability for retired plants as of June 30, 1999 was as follows:

                                                               Zion
                                                    Dresden   Units
                                                     Unit 1  1 and 2    Total
                                                    -------- -------- ----------
                                                       (Thousands of Dollars)
Amounts recovered through rates and investment
 fund earnings....................................  $118,612 $444,557 $  563,169
Unrecovered portion of the liability..............   202,888  486,043    688,931
                                                    -------- -------- ----------
 Nuclear decommissioning liability for retired
  plants..........................................  $321,500 $930,600 $1,252,100
                                                    ======== ======== ==========

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts. Consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. The fair value of funds accumulated in the external trusts at June 30, 1999 was $2,451 million, which includes pre-tax unrealized appreciation of $708 million. The earnings on the external trusts for operating plants accumulate in the fund balance and accumulated provision for depreciation. Nuclear decommissioning funding as of June 30, 1999 was as follows:

                                                          (Thousands of Dollars)
Amounts recovered through rates and investment fund
 earnings for operating plants (included in the accumu-
 lated provision for depreciation)......................        $2,010,423
Amounts recovered through rates and investment fund
 earnings for retired plants............................           563,169
Less past accruals not yet contributed to the trusts....           122,618
                                                                ----------
 Fair value of external trust funds.....................        $2,450,974
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

  AFUDC and Interest Capitalized. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program for the non-generation portion of its business. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 7.65% and 8.09% for the three months ended June 30, 1999 and 1998, respectively, 7.83% and 8.53% for the six months ended June 30, 1999 and 1998, respectively, and 8.00% and 9.02% for the twelve months ended June 30, 1999 and 1998, respectively. ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business, and as a result began capitalizing interest in 1998. ComEd capitalized $6 million for each of the three-month periods ended June 30, 1999 and 1998, $12 million and $8 million for the six months ended June 30, 1999 and 1998, respectively, and $32 million and $8 million for the twelve months ended June 30, 1999 and 1998, respectively, in interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $157 million and $137 million for the three months ended June 30, 1999 and 1998, respectively, $324 million and $277 million for the six months ended June 30, 1999 and 1998, respectively, and $579 million and $572 million for the twelve months ended June 30, 1999 and 1998, respectively.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Average Common Shares Outstanding. Under the provisions of SFAS No. 128, Earnings per Share, Unicom has presented basic and diluted EPS on the Statements of Consolidated Operations for the three months, six months and twelve months ended June 30, 1999 and 1998. The number of average outstanding common shares used to compute basic and diluted EPS for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                          Three Months Ended    Six Months    Twelve Months Ended
                                June 30        Ended June 30        June 30
                          ------------------- --------------- -------------------
                            1999      1998     1999    1998     1999      1998
                          --------- --------- ------- ------- --------- ---------
                                           (Thousands of Shares)
Average Number of Common
 Shares Outstanding:
 Average Number of Com-
  mon Shares--Basic.....    217,235   216,897 217,158 216,802   217,120   216,625
 Potentially Dilutive
  Common Shares--Trea-
  sury Method:
   Stock Options........      1,006       655     813     611       780       433
   Other Convertible
    Securities..........         89        91      89      91        89        91
                          --------- --------- ------- ------- --------- ---------
 Average Number of Com-
  mon Shares--Diluted...    218,330   217,643 218,060 217,504   217,989   217,149
                          ========= ========= ======= ======= ========= =========

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

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item on the Statements of Consolidated Operations, and requires Unicom and ComEd to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  The effective date of SFAS No. 133 has been delayed for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 may be implemented prior to June 15, 2000, but such implementation cannot be applied retroactively. SFAS No. 133 must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after January 1, 1998 or January 1, 1999 at the Company's election.

  Unicom and ComEd have not yet quantified the effects on their financial statements of adopting SFAS No. 133 and have not determined the timing or method of their adoption of SFAS No. 133. However, adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on operating results.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Cash Held for Redemption of Securities. As of June 30, 1999, the cash held for redemption of securities reported on the Consolidated Balance Sheets includes $607 million in unused cash proceeds from the issuance of the transitional trust notes and $64 million of escrowed cash and pending instrument funding charges collected from ComEd customers to be applied to the principal and interest payment on the transitional trust notes. See Note 2 for additional information.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 1999 and 1998 was as follows:

                          Three Months Ended Six Months Ended  Twelve Months Ended
                               June 30            June 30            June 30
                          ------------------------------------ -------------------
                            1999      1998     1999     1998     1999      1998
                          --------- ----------------- -------- --------- ---------
                                           (Thousands of Dollars)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $165,867  $98,454 $327,518 $253,335  $548,390  $505,792
   Income taxes (net of
    refunds)............  $110,028  $    506 $ 84,107 $    506 $ 356,077 $ 210,806
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease
  obligations incurred
  by subsidiary
  companies.............  $     274  $45,983 $  1,436 $ 63,979 $  43,828 $ 136,618

  (2) Accounting Effects Related to the 1997 Act. In December 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act was amended in June 1999. The 1997 Act, as amended, provides for, among other things, a 15% residential base rate reduction which became effective August 1, 1998, an additional 5% residential base rate reduction in October 2001 and gradual customer access to other electric suppliers. Access for commercial and industrial customers will occur over a period from October 1999 to October 2000, and access for residential customers will occur after May 1, 2002. ComEd's operating revenues were reduced by approximately $170 million in 1998 due to the 15% residential base rate reduction. ComEd expects that the 15% rate reduction will reduce ComEd's operating revenues by approximately $210 million in 1999, compared to 1998 rate levels. The 1997 Act, as amended, also committed ComEd to spend at least $2 billion through 2004 on transmission and distribution facilities outside of the City and $250 million in environmental funding initiatives, pending the close of the fossil plant sale.

  As a result of the 1997 Act, as amended, and FERC rules, prices for the supply of electric energy are expected to transition from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act, as amended, provides for the collection of a CTC from customers who choose another electric service provider during a transition period that extends through 2006. The CTC will be established in accordance with a formula defined in the 1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions. See Note 4 for additional information.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Notwithstanding these rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, as amended, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to utility earnings. Increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods.

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

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period which commenced on August 1, 1998. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, must be used to redeem or repurchase debt and equity to lower ComEd's overall cost of capital. Accordingly, in early 1999 ComEd redeemed $788 million of long-term debt and $534 million of preference stock, and reacquired $229 million of outstanding long-term debt through a tender offer. In addition, $500 million of the proceeds was used to reduce ComEd's outstanding short-term debt. In the first half of 1999, ComEd recorded an extraordinary loss related to the early redemptions and the tender offer of the above-mentioned first mortgage bonds and sinking fund debentures, which reduced net income on common stock by approximately $28 million (after-tax), or $0.13 per common share (diluted). ComEd also recorded $10 million (after-tax), or $0.04 per common share (diluted), for premiums paid in connection with the redemption of the above-mentioned preference stock. The preference stock premiums were included in the provision for dividends for preference stocks of ComEd on the Statements of Consolidated Operations. Unicom has announced plans to repurchase approximately $750 million of Unicom common stock using the proceeds it receives from ComEd's repurchase of its common stock held by Unicom. The remaining proceeds will be used for the payment of fees and additional debt and equity redemptions and repurchases. See Note 6 for additional information regarding Unicom's share repurchase plans.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Because the 1997 Act is expected ultimately to lead to market-based pricing of electric generation services, ComEd discontinued SFAS No. 71 regulatory accounting practices for the generation portion of its business in December 1997. ComEd evaluated the regulatory assets and liabilities related to the generation portion of its business and determined that it was not probable that such costs would be recovered through the cash flows from the regulated portion of its business. Accordingly, the generation-related regulatory assets and liabilities were written off in the fourth quarter of 1997, resulting in an extraordinary charge of $810 million (after-tax), or $3.75 per common share (diluted). The fourth quarter of 1997 also reflected charges totaling $44 million (after-tax), or $0.20 per common share (diluted), as a result of ComEd's elimination of its FAC pursuant to an option in the 1997 Act, and a charge of $60 million (after-tax), or $0.28 per common share (diluted), for a write down of ComEd's investment in uranium-related properties to realizable value. Projections of the market price for uranium indicated that the expected incremental costs of mining and milling uranium at the properties would exceed the expected market price for uranium and such costs are not expected to be recoverable in a competitive market.

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

  The write-off included a liability for future closing costs associated with the retirement of Zion Station, excluding severance costs, resulting in a charge of $117 million (after-tax). ComEd has recorded reductions to the liability for future closing costs of $7 million (after-tax), or $0.03 per common share (diluted), and $15 million (after-tax), or $0.07 per common share (diluted), in the years 1999 and 1998, respectively, to reflect lower than expected closing costs due to employees being reassigned or removed from the payroll sooner than expected, and lower than anticipated support costs and use of contractors. See Note 16 for information regarding costs of voluntary employee separation plans.

  ComEd completed the sale of two of its coal-fired generating stations, representing 1,598 megawatts of generating capacity, and has exclusive 15-year purchased power agreements for the output of the stations. The sales of State Line and Kincaid Stations were completed in December 1997 and February 1998, respectively. The net proceeds of the sales, after income tax effects and closing

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES costs, were approximately $190 million. The proceeds were used to retire or redeem existing debt in the first quarter of 1998.

  On March 22, 1999, ComEd entered into an Asset Sale Agreement providing for the sale of substantially all of the assets of its fossil plant to EME for a cash purchase price of $4.813 billion. The fossil plant assets represent an aggregate generating capacity of approximately 9,772 megawatts. Completion of the sale is subject to certain regulatory filings and approvals and is expected to occur during the fourth quarter of 1999. The ICC approved the fossil plant sale on August 3, 1999. The ICC's approval is subject to potential appeal.

  Just prior to the consummation of the fossil plant sale, ComEd expects to transfer these assets to Unicom Investment. In consideration for the transferred assets, Unicom Investment will pay ComEd consideration totaling $4.813 billion in the form of a Demand Note in the amount of approximately $2.350 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment will immediately sell the fossil plant assets to EME, in consideration of which Unicom Investment will receive $4.813 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment will pay the $2.350 billion aggregate principal due to ComEd under the Demand Note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities. Of the cash received by ComEd, $1.680 billion is expected to be used to pay the costs and taxes associated with the fossil plant sale. The remainder of the Demand Note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

  The sale is expected to produce an after-tax gain of approximately $1.6 billion, after settling commitments associated with certain coal contracts, recognizing employee-related costs and funding certain environmental initiatives. The gain on the sale will be utilized to recover certain regulatory assets and as a result, the sale is not expected to have a significant impact on net income in 1999. See Notes 1, under "Regulatory Assets and Liabilities," and 21 for additional information.

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

  (5) Authorized Shares, Voting Rights and Stock Rights of Capital Stock. At June 30, 1999, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at June 30, 1999 were: preference stock--10,510,451 shares; $1.425 convertible preferred stock--57,725 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

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

  In February 1999, Unicom also entered into a prepaid forward purchase agreement with a financial institution for the repurchase of approximately 15 million shares of Unicom common stock. This forward purchase arrangement was amended to also include the repurchase of approximately 5.1 million shares for a total of 20.1 million shares, subsequent to the net cash settlement of the $200 million repurchase program, as described above. The repurchase arrangement, as amended, provides for final settlement no later than February 2000, on either a physical (share) basis, or a net cash basis. The amount at which the arrangement can be settled is dependent principally upon the average market price at which the financial institution purchases such shares, compared to the forward price per share. The share repurchases will not reduce shares outstanding for purposes of EPS calculations or reduce common stock equity, and resulting return on common equity calculations, until the date of physical settlement. Unicom does not currently anticipate that settlement will occur in 1999. The repurchase arrangement has been recorded as a receivable on the Consolidated Balance Sheets and will be adjusted at the end of each reporting period to reflect the aggregate market value of the shares deliverable under the arrangement. Consequently, the arrangement could increase earnings volatility in 1999. Unrealized gains of $20 million (after-tax), or $0.09 per common share (diluted), for the three months ended and $33 million (after-tax), or $0.15 per common share (diluted), for the six and twelve months ended June 30, 1999 have been recorded related to the arrangement.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  At June 30, 1999, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 2,450,049
      Employee Stock Purchase Plan....................................   368,171
      Shareholder Rights Plan.........................................   400,000
      Exchange for ComEd common stock not held by Unicom..............    88,526
      1996 Directors' Fee Plan........................................   164,632
                                                                       ---------
                                                                       3,471,378
                                                                       =========

  Common stock issued for the three months, six months and twelve months ended June 30, 1999 and 1998 was as follows:

                          Three Months Ended   Six Months Ended   Twelve Months Ended
                               June 30             June 30              June 30
                          -------------------- -----------------  --------------------
                            1999       1998      1999     1998      1999       1998
                          ---------  --------- --------  -------  ---------  ---------
Shares of Common Stock
 Issued:
 Long-Term Incentive
  Plan..................     84,402    29,504   233,215  203,791    523,726    366,751
 Employee Stock Purchase
  Plan..................     45,126    52,512    45,126   52,512     86,884    133,551
 Exchange for ComEd com-
  mon stock not held by
  Unicom................        419     3,063    (3,330)   6,540      2,887      8,225
 1996 Directors' Fee
  Plan..................      1,104     2,603     3,348    6,677      9,404     13,272
                          ---------  --------  --------  -------  ---------  ---------
                            131,051    87,682   278,359  269,520    622,901    521,799
                          =========  ========  ========  =======  =========  =========
                                          (Thousands of Dollars)
Changes in Common Stock
 Accounts:
 Total shares issued....     $4,096  $  2,558  $  4,777  $ 6,756  $  14,869  $  13,212
 Net cash settlement of
  forward share repur-
  chase contract........        --        --    (16,454)     --     (16,454)       --
 Shares held by trustee
  for Unicom Stock Bonus
  Deferral Plan.........        --         50       --    (1,947)     8,722     (2,036)
 Other..................         (8)      (13)      137       12        (79)        20
                          ---------  --------  --------  -------  ---------  ---------
                             $4,088  $  2,595  $(11,540) $ 4,821  $   7,058  $  11,196
                          =========  ========  ========  =======  =========  =========

  As of June 30, 1999 and December 31, 1998, 264,406 and 178,982 shares, respectively, of Unicom common stock were reacquired and held as treasury stock at a cost of $10 million and $7 million, respectively.

  At June 30, 1999 and December 31, 1998, 75,839 and 76,079, respectively, of ComEd common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  As of June 30, 1999 and December 31, 1998, $509 million and $494 million, respectively, of retained earnings had been appropriated for future dividend payments.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Stock option transactions through June 30, 1999 are summarized as follows:

                                                    Number of  Weighted Average
                                                     Options    Exercise Price
                                                    ---------  ----------------
Outstanding as of January 1, 1997.................. 1,188,000      $25.500
Granted during the year............................ 1,339,350       22.313
Exercised during the year..........................   (23,423)      25.500
Expired/cancelled during the year..................  (212,549)      23.632
                                                    ---------
Outstanding as of December 31, 1997................ 2,291,378       23.810
Granted during the year............................ 1,379,525       35.234
Exercised during the year..........................  (404,082)      24.244
Expired/cancelled during the year..................  (123,928)      25.715
                                                    ---------
Outstanding as of December 31, 1998................ 3,142,893       28.694
Granted during the six months ended June 30, 1999.. 1,711,050       35.750
Exercised during the six months ended June 30,
 1999..............................................  (110,403)      24.272
Expired/cancelled during the six months ended June
 30, 1999..........................................   (56,828)      32.024
                                                    ---------
Outstanding as of June 30, 1999.................... 4,686,712       31.334
                                                    =========

  Of the stock options outstanding at June 30, 1999, 968,444 had vested with a weighted average exercise price of $25.220.

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         Stock Option Grant Date
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
  Expected option life.................................. 7 years 7 years 7 years
  Dividend yield........................................   4.50%   4.54%   7.20%
  Expected volatility...................................  23.02%  21.95%  22.29%
  Risk-free interest rate...............................   4.83%   5.58%   6.25%

  The estimated weighted average fair value for each stock option granted in the first half of 1999 and in the years 1998 and 1997 was $6.48, $6.62 and $2.79, respectively.

  The ESPP allows employees to purchase Unicom common stock at a ten percent discount from market value. Substantially all of the employees of Unicom, ComEd and certain subsidiaries are eligible to participate in the ESPP. Unicom issued 86,884 and 133,551 shares of common stock during the twelve months ended June 30, 1999 and 1998, respectively, under the ESPP at a weighted average annual purchase price of $34.34 and $25.55, respectively.

  Unicom has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, Unicom has adopted APB No. 25, and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the additional charge to operations would have been $3 million (after-tax), or $0.02 per common share (diluted), and $2 million (after-tax), or $0.01 per common share (diluted), for the twelve months ended June 30, 1999 and 1998, respectively.

  (8) ComEd Preferred and Preference Stocks Without Mandatory Redemption Requirements. During the twelve months ended June 30, 1999, 10,499,549 shares of preferred or preference stock without mandatory redemption requirements were redeemed and no shares were issued. No shares of

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended June 30, 1998. There were 3,000,000 shares of Series $2.425 preference stock outstanding at June 30, 1999, at an aggregate stated value of $73 million with a redemption price and involuntary liquidation price of $25 per share, plus accrued and unpaid dividends, if any. ComEd plans to redeem the 3,000,000 shares outstanding on August 1, 1999. The $73 million is included in current liabilities.

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

  (9) ComEd Preference Stock Subject to Mandatory Redemption Requirements. During the twelve months ended June 30, 1999 and 1998, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. During the twelve months ended June 30, 1999 and 1998, 1,298,560 and 468,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements or were part of the early redemption in January 1999. There were 700,000 shares of Series $6.875 preference stock outstanding at June 30, 1999, at an aggregate stated value of $69 million. This series is non-callable and is required to be redeemed on May 1, 2000. The sinking fund price is $100 and the involuntary liquidation price is $99.25 per share, plus accrued and unpaid dividends, if any. The $69 million is included in current liabilities.

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

  The subordinated deferrable interest notes are redeemable by ComEd, in whole or in part, from time to time, on or after September 30, 2000, and with respect to the subordinated deferrable interest debentures, on or after January 15, 2007, or at any time in the event of certain income tax

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES circumstances. If the subordinated deferrable interest notes or debentures are redeemed, the Trusts must redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the subordinated deferrable interest notes or debentures so redeemed. In the event of the dissolution, winding up or termination of the Trusts, the holders of the preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 for the securities of ComEd Financing I and $1,000 for the securities of ComEd Financing II, plus accrued and unpaid distributions thereon, including interest thereon, to the date of payment, unless in connection with the dissolution, the subordinated deferrable interest notes or debentures are distributed to the holders of the preferred securities.

  (11) Long-Term Debt. ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust, in the fourth quarter of 1998. The current amount outstanding is as follows:

              Series                                         Principal Amount
      ------------------------                            ----------------------
                                                          (Thousands of Dollars)
      5.38% due March 25, 2000...........................       $  284,967
      5.29% due June 25, 2001............................          425,033
      5.34% due March 25, 2002...........................          258,861
      5.39% due June 25, 2003............................          421,139
      5.44% due March 25, 2005...........................          598,511
      5.63% due June 25, 2007............................          761,489
      5.74% due December 25, 2008........................          510,000
                                                                ----------
                                                                $3,260,000
                                                                ==========

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

  Sinking fund requirements and scheduled maturities remaining through 2003 for ComEd's first mortgage bonds, transitional trust notes, sinking fund debentures and other long-term debt outstanding at June 30, 1999, after deducting deposits made for the retirement of sinking fund debentures, are summarized as follows: 1999--$334 million; 2000--$727 million; 2001--$346 million; 2002--$645 million; and 2003--$445 million. Unicom Enterprises' note payable to bank of $120 million will mature in 1999.

  At June 30, 1999, ComEd's outstanding first mortgage bonds maturing through 2003 were as follows:

                                                             Principal Amount
                   Series                                 ----------------------
                                                          (Thousands of Dollars)
      9 3/8% due February 15, 2000.......................        $ 42,242
      6 1/2% due April 15, 2000..........................         230,000
      6 3/8% due July 15, 2000...........................         100,000
      7 3/8% due September 15, 2002......................         200,000
      6 5/8% due July 15, 2003...........................         100,000
                                                                 --------
                                                                 $672,242
                                                                 ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at June 30, 1999 is summarized as follows:

                                           Principal
              Debt Security                  Amount                     Interest Rate
-----------------------------------------  ---------- --------------------------------------------------
                                           (Thousands
                                               of
                                            Dollars)
Unicom--
 Loans Payable:
 Loan due January 1, 2003                  $    5,519 Interest rate of 8.31%
 Loan due January 1, 2004                       6,371 Interest rate of 8.44%
                                           ----------
                                           $   11,890
                                           ----------
ComEd--
 Notes:
 Medium Term Notes, Series 3N due various
  dates through October 15, 2004           $  296,000 Interest rates ranging from 9.00% to 9.20%
 Notes due January 15, 2004                   150,000 Interest rate of 7.375%
 Notes due October 15, 2005                   235,000 Interest rate of 6.40%
 Notes due January 15, 2007                   150,000 Interest rate of 7.625%
 Notes due July 15, 2018                      225,000 Interest rate of 6.95%
                                           ----------
                                           $1,056,000
                                           ----------
 Purchase Contract Obligation
 due April 30, 2005                        $      301 Interest rate of 3.00%
                                           ----------
Total ComEd                                $1,056,301
                                           ----------
Unicom Enterprises--
 Notes:
 Long-Term Note Payable to Bank
  due November 15, 1999                    $  120,000 Prevailing interest rate of 5.87% at June 30, 1999
 Unicom Thermal Guaranteed Senior Note
  due May 30, 2012                            120,000 Interest rate of 7.38%
 Northwind Midway Guaranteed Senior Notes
  due June 30, 2023                            11,522 Interest rate of 7.68%
                                           ----------
Total Unicom Enterprises                   $  251,522
                                           ----------
Total Unicom                               $1,319,713
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  In June 1999, Northwind Midway issued $12 million of 7.68% guaranteed senior Notes due June 2023, the proceeds of which will be used primarily to finance certain project construction costs. The Notes are guaranteed by Unicom and include certain covenants with respect to Unicom and Northwind Midway's operations. Such covenants include, among other things, a requirement that Unicom and its consolidated subsidiaries own no less than 65% of the voting membership interest of Northwind Midway.

  (12) Lines of Credit. ComEd had total bank lines of credit of $1 billion, all of which were unused at June 30, 1999. Of that amount, $500 million expires on October 7, 1999 and $500 million expires on October 8, 2003. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. ComEd is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  Unicom Enterprises has a $200 million credit facility which will expire on November 15, 1999, of which $80 million was unused as of June 30, 1999. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Such covenants include, among other things,
(i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (14) Fair Value of Financial Instruments. The following methods and assumptions were used to estimate the fair value of financial instruments either held, or issued and outstanding. The disclosure of such information does not purport to be a market valuation of Unicom and subsidiary companies as a whole. The impact of any realized or unrealized gains or losses related to such financial instruments on the financial position or results of operations of Unicom and subsidiary companies is primarily dependent on the treatment authorized under future ComEd ratemaking proceedings.

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of June 30, 1999 and December 31, 1998 was as follows:

                                  June 30, 1999                  December 31, 1998
                         -------------------------------- --------------------------------
                                    Unrealized
                                      Gains/                         Unrealized
                         Cost Basis  (Losses)  Fair Value Cost Basis   Gains    Fair Value
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
Short-term investments.. $   63,385  $     28  $   63,413 $   40,907  $     42  $   40,949
U.S. Government and
 Agency issues..........    211,793     5,695     217,488    197,240    20,213     217,453
Municipal bonds.........    402,171     6,680     408,851    416,121    24,124     440,245
Corporate bonds.........    203,075    (3,032)    200,043    241,111     8,790     249,901
Common stock............    754,373   691,776   1,446,149    740,956   565,630   1,306,586
Other...................    107,802     7,228     115,030     11,345       838      12,183
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,742,599  $708,375  $2,450,974 $1,647,680  $619,637  $2,267,317
                         ==========  ========  ========== ==========  ========  ==========

  At June 30, 1999, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           Cost Basis Fair Value
                                                           ---------- ----------
                                                               (Thousands of
                                                                 Dollars)
      Within 1 year.......................................  $ 66,946   $ 67,263
      1 through 5 years...................................   245,205    248,675
      5 through 10 years..................................   253,774    257,150
      Over 10 years.......................................   406,731    408,039

  The net earnings of the nuclear decommissioning funds, which are recorded as increases to the accumulated provision for depreciation, for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                          Three Months Ended  Six Months Ended   Twelve Months Ended
                                June 30            June 30             June 30
                          ------------------- ----------------- ---------------------
                            1999      1998      1999     1998      1999       1998
                          --------- --------- -------- -------- ---------- ----------
                                            (Thousands of Dollars)
Gross proceeds from
 sales of securities....  $ 457,175 $ 520,460 $842,863 $948,463 $1,689,884 $1,989,510
Less cost based on spe-
 cific identification...    436,159   499,050  818,185  893,384  1,652,894  1,881,911
                          --------- --------- -------- -------- ---------- ----------
Realized gains on sales
 of securities..........  $  21,016 $  21,410 $ 24,678 $ 55,079 $   36,990 $  107,599
Other realized fund
 earnings, net of
 expenses...............     20,242     9,237   30,816   12,848     58,342     29,189
                          --------- --------- -------- -------- ---------- ----------
Total realized net earn-
 ings of the funds......  $  41,258 $  30,647 $ 55,494 $ 67,927 $   95,332 $  136,788
Unrealized gains........     38,460       524   88,738  114,562    164,679    182,864
                          --------- --------- -------- -------- ---------- ----------
 Total net earnings of
  the funds.............  $  79,718 $  31,171 $144,232 $182,489 $  260,011 $  319,652
                          ========= ========= ======== ======== ========== ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely ComEd's subordinated debt securities, transitional trust notes and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of June 30, 1999 and December 31, 1998 were as follows:

                                  June 30, 1999                  December 31, 1998
                         -------------------------------- --------------------------------
                                    Unrealized
                          Carrying   Losses/               Carrying  Unrealized    Fair
                           Value     (Gains)   Fair Value   Value      Losses     Value
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
ComEd preferred and
 preference stocks...... $  143,949  $  3,127  $  147,076 $  678,156  $ 11,500  $  689,656
ComEd-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely ComEd's
 subordinated debt
 securities............. $  350,000  $ 10,975  $  360,975 $  350,000  $ 20,678  $  370,678
Transitional trust
 notes.................. $3,245,118  $(84,814) $3,160,304 $3,382,821  $ 67,168  $3,449,989
Long-term debt.......... $4,896,889  $215,301  $5,112,190 $5,911,757  $451,240  $6,362,997

  Long-term notes payable, which are not included in the above table, amounted to $143 million and $100 million as of June 30, 1999 and December 31, 1998, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of June 30, 1999 and December 31, 1998; therefore, the carrying value is equal to the fair value.

  (15) Pension and Postretirement Benefits. As of June 30, 1999, ComEd had a qualified non-contributory defined benefit pension plan which covers all regular employees of ComEd and certain of Unicom's subsidiaries. Benefits under this plan reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The June 30, 1999 and December 31, 1998 pension liabilities and related data were determined using the January 1, 1998 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES qualified plan but which are limited by the Internal Revenue Code. In 1998, Indiana Company's qualified defined benefit pension plan was merged into ComEd's pension plan as a result of the sale of Indiana Company's State Line Station and the transfer of its remaining employees to ComEd.

  ComEd, Indiana Company and certain of Unicom's subsidiaries provide certain postretirement medical, dental and vision care, and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. The employees become eligible for postretirement benefits when they reach age 55 with ten years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The health care plans are contributory, funded jointly by the companies and the participating retirees. The June 30, 1999 and December 31, 1998 postretirement benefit liabilities and related data were determined using the January 1, 1998 actuarial valuations.

  Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, and the funded status of these plans for the six months ended June 30, 1999 and the twelve months ended December 31, 1998 were as follows:

                              Six Months Ended          Twelve Months Ended
                                June 30, 1999            December 31, 1998
                          -------------------------- --------------------------
                                          Other                      Other
                           Pension    Postretirement  Pension    Postretirement
                           Benefits      Benefits     Benefits      Benefits
                           --------   -------------- ----------  --------------
                                        (Thousands of Dollars)
Change in benefit
obligation
-----------------
Benefit obligation at
 beginning of period....  $4,327,000    $1,249,000   $4,010,000    $1,139,000
Service cost............      63,000        21,000      115,000        38,000
Interest cost...........     142,000        41,000      273,000        78,000
Plan participants' con-
 tributions.............         --          2,000          --          3,000
Actuarial loss..........       4,000         2,000      166,000        38,000
Benefits paid...........    (118,000)      (26,000)    (237,000)      (47,000)
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,418,000    $1,289,000   $4,327,000    $1,249,000
                          ----------    ----------   ----------    ----------
Change in plan assets
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $4,015,000    $  865,000   $3,706,000    $  767,000
Actual return on plan
 assets.................     228,000        50,000      535,000       122,000
Employer contribution...         --            --        11,000        20,000
Plan participants' con-
 tributions.............         --          2,000          --          3,000
Benefits paid...........    (118,000)      (26,000)    (237,000)      (47,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan as-
  sets at end of period.  $4,125,000    $  891,000   $4,015,000    $  865,000
                          ----------    ----------   ----------    ----------
Plan assets less than
 benefit obligation.....  $ (293,000)   $ (398,000)  $ (312,000)   $ (384,000)
Unrecognized net actuar-
 ial loss/(gain)........      (7,000)     (363,000)      37,000      (358,000)
Unrecognized prior serv-
 ice cost/(asset).......     (58,000)       46,000      (60,000)       48,000
Unrecognized transition
 obligation/(asset).....     (95,000)      312,000     (101,000)      323,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (453,000)   $ (403,000)  $ (436,000)   $ (371,000)
                          ==========    ==========   ==========    ==========

  The assumed discount rate used to determine the benefit obligation as of June 30, 1999 and December 31, 1998 was 6.75%. The fair value of pension plan assets excludes $23 million and $21 million held in grantor trust as of June 30, 1999 and December 31, 1998, respectively, for the payment of benefits under the supplemental plan.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension and other postretirement benefit costs, portions of which were recorded as components of construction costs, for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                          Three Months Ended     Six Months Ended     Twelve Months Ended
                                June 30               June 30               June 30
                          --------------------  --------------------  --------------------
                            1999       1998       1999       1998       1999       1998
Pension Benefit Costs     ---------  ---------  ---------  ---------  ---------  ---------
---------------------                       (Thousands of Dollars)
Service cost............  $  32,000  $  31,000  $  63,000  $  62,000  $ 116,000  $ 113,000
Interest cost on pro-
 jected benefit obliga-
 tion...................     71,000     69,000    142,000    139,000    276,000    271,000
Expected return on plan
 assets.................    (91,000)   (85,000)  (181,000)  (171,000)  (352,000)  (326,000)
Amortization of transi-
 tion asset.............     (3,000)    (3,000)    (6,000)    (6,000)   (12,000)   (13,000)
Amortization of prior
 service asset..........     (1,000)    (1,000)    (2,000)    (2,000)    (4,000)    (4,000)
Recognized loss.........      1,000        --       2,000        --       4,000      2,000
Curtailment gain........        --         --         --         --         --      (5,000)
                          ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost..................  $   9,000  $  11,000  $  18,000  $  22,000  $  28,000  $  38,000
                          =========  =========  =========  =========  =========  =========
Other Postretirement
 Benefit Costs
--------------------
Service cost............  $  11,000  $   9,000  $  21,000  $  18,000  $  41,000  $  35,000
Interest cost on accumu-
 lated benefit
 obligation.............     20,000     18,000     41,000     37,000     82,000     73,000
Expected return on plan
 assets.................    (18,000)   (17,000)   (37,000)   (34,000)   (72,000)   (64,000)
Amortization of transi-
 tion obligation........      5,000      6,000     11,000     11,000     22,000     22,000
Amortization of prior
 service cost...........      1,000      1,000      2,000      2,000      4,000      4,000
Recognized gain.........     (3,000)    (4,000)    (6,000)    (9,000)   (11,000)   (18,000)
Severance plan cost.....      1,000      1,000      1,000      2,000      5,000      8,000
                          ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost..................  $  17,000  $  14,000  $  33,000  $  27,000  $  71,000  $  60,000
                          =========  =========  =========  =========  =========  =========

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan, each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $8 million and $7 million for the three months ended June 30, 1999 and 1998, respectively, $15 million for each of the six months ended June 30, 1999 and 1998 and $32 million for each of the twelve months ended June 30, 1999 and 1998.

  (16) Separation Plan Costs. O&M expenses included $5 million and $8 million for the three months ended June 30, 1999 and 1998, respectively, $5 million and $24 million for the six months ended June 30, 1999 and 1998, respectively, and $30 million and $56 million for the twelve months ended June 30, 1999 and 1998, respectively, for costs related to voluntary separation offers to certain employees of ComEd and Indiana Company, as well as certain other employee-related costs. Such costs resulted in charges of $3 million (after-tax), or $0.01 per common share (diluted), and $5 million (after-tax), or $0.02 per common share (diluted), for the three months ended June 30, 1999 and 1998, respectively, $3 million (after-tax), or $0.01 per common share (diluted), and $14 million (after-tax), or $0.07 per common share (diluted), for the six months ended June 30, 1999 and 1998, respectively, and $18 million (after-tax), or $0.08 per common share (diluted), and $34 million (after-tax), or $0.16 per common share (diluted), for the twelve months ended June 30, 1999 and 1998, respectively.

  (17) Income Taxes. The components of the net deferred income tax liability at June 30, 1999 and December 31, 1998 were as follows:

                                                         June 30,   December 31,
                                                           1999         1998
                                                        ----------  ------------
                                                        (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................  $3,989,225   $4,028,351
 Overheads capitalized................................     137,850      140,922
 Repair allowance.....................................     228,020      233,861
 Regulatory assets recoverable through future rates...     667,728      680,356
Deferred income tax assets:
 Postretirement benefits..............................    (351,370)    (331,651)
 Unamortized investment tax credits...................    (184,732)    (191,135)
 Regulatory liabilities to be settled through future
  rates...............................................    (587,639)    (595,005)
 Nuclear plant closure................................     (24,400)     (38,354)
 Other--net...........................................    (179,120)    (146,224)
                                                        ----------   ----------
Net deferred income tax liability.....................  $3,695,562   $3,781,121
                                                        ==========   ==========

  The $86 million decrease in the net deferred income tax liability from December 31, 1998 to June 30, 1999 is comprised of an $81 million credit to net deferred income tax expense and a $5 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities for both periods includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged/(credited) to continuing operations for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                          Three Months Ended    Six Months Ended    Twelve Months Ended
                                June 30              June 30              June 30
                          --------------------  ------------------  ---------------------
                            1999       1998       1999      1998      1999        1998
                          ---------  ---------  --------  --------  ---------  ----------
                                            (Thousands of Dollars)
Operating income:
 Current income taxes...  $ 103,501  $  75,369  $212,379  $135,912  $ 379,078  $  315,431
 Deferred income taxes..    (43,154)   (14,424)  (88,768)  (19,821)   (18,813)     28,103
 Investment tax credits
  deferred--net.........     (7,021)    (6,888)  (14,042)  (14,048)   (27,723)    (29,270)
Other (income) and
 deductions:
 Current income taxes...       (899)    (4,166)    1,769   (57,232)     9,147     (62,134)
 Deferred income taxes..      5,243        796     6,080    47,543     17,993    (337,473)
 Investment tax credits.     (2,153)       --     (3,981)   (7,472)    (8,616)    (29,997)
                          ---------  ---------  --------  --------  ---------  ----------
Net income taxes
 charged/(credited) to
 continuing operations..  $  55,517  $  50,687  $113,437  $ 84,882  $ 351,066  $ (115,340)
                          =========  =========  ========  ========  =========  ==========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1999 and 1998:

                                     Three Months Ended    Six Months Ended    Twelve Months Ended
                                           June 30              June 30              June 30
                                     --------------------  ------------------  ---------------------
                                       1999       1998       1999      1998      1999        1998
                                     ---------  ---------  --------  --------  ---------  ----------
                                                       (Thousands of Dollars)
Net income/(loss) before extraordi-
 nary items........................  $ 119,462  $  80,458  $216,611  $134,173  $ 592,622  $ (176,257)
Net income taxes charged/(credited)
 to continuing operations..........     55,517     50,687   113,437    84,882    351,066    (115,340)
Provision for dividends on ComEd
 preferred and preference stocks...      3,043     14,462    18,340    29,009     46,215      58,483
                                     ---------  ---------  --------  --------  ---------  ----------
Pre-tax income/(loss) before
 extraordinary items and provision
 for dividends.....................  $ 178,022  $ 145,607  $348,388  $248,064  $ 989,903  $ (233,114)
                                     =========  =========  ========  ========  =========  ==========
Effective income tax rate..........       31.2%      34.8%     32.6%     34.2%      35.5%       49.5%
                                     =========  =========  ========  ========  =========  ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The principal differences between net income taxes charged/(credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                                                                         Twelve
                          Three Months Ended    Six Months Ended      Months Ended
                                June 30             June 30             June 30
                          --------------------  -----------------  -------------------
                            1999       1998       1999     1998      1999      1998
                          ---------  ---------  --------  -------  --------  ---------
                                          (Thousands of Dollars)
Federal income taxes
 computed at statutory
 rate...................  $  62,308  $  50,962  $121,936  $86,822  $346,466  $ (81,590)
Equity component of
 AFUDC which was ex-
 cluded from taxable
 income.................       (112)      (110)     (210)    (198)     (401)    (4,743)
Amortization of
 investment tax credits,
 net of deferred income
 taxes..................     (5,907)    (4,517)  (11,618) (13,728)  (23,395)   (43,274)
State income taxes, net
 of federal income tax-
 es.....................      7,527      6,817    15,436   12,655    43,641     (1,343)
Unrealized gain on for-
 ward share repurchase
 contract...............     (6,891)       --    (11,696)     --    (11,696)       --
Earnings on nontax-
 qualified
 decommissioning fund...     (2,768)       --     (2,768)     --     (2,768)       --
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....      1,360     (2,465)    2,357     (669)     (781)    15,610
                          ---------  ---------  --------  -------  --------  ---------
Net income taxes
 charged/(credited) to
 continuing operations..  $  55,517  $  50,687  $113,437  $84,882  $351,066  $(115,340)
                          =========  =========  ========  =======  ========  =========

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                         Three Months Ended  Six Months Ended  Twelve Months Ended
                               June 30            June 30            June 30
                         ------------------- ----------------- -------------------
                           1999      1998      1999     1998     1999      1998
                         --------- --------- -------- -------- --------- ---------
                                          (Thousands of Dollars)
Illinois public utility
 revenue................ $     402 $  44,247 $  1,897 $101,928 $  26,449 $ 222,869
Illinois invested capi-
 tal....................       --        --       --       --        --     47,486
Illinois electricity
 distribution tax.......    26,336    24,911   54,672   51,629   113,069    51,629
Municipal utility gross
 receipts...............    26,164    38,556   50,587   81,107   121,981   170,131
Real estate.............    29,839    29,589   63,233   65,080   124,172   143,308
Municipal compensation..    18,494    24,214   36,801   44,085    70,426    85,446
Energy assistance and
 renewable energy
 charge.................     8,776     8,709   17,445   16,273    33,909    16,273
Other--net..............    20,124    14,836   37,860   32,386    79,835    66,116
                         --------- --------- -------- -------- --------- ---------
                         $ 130,135 $ 185,062 $262,495 $392,488 $ 569,841 $ 803,258
                         ========= ========= ======== ======== ========= =========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  Effective August 1, 1998, as provided for by the 1997 Act, the Illinois electricity excise tax, replacing the Illinois public utility revenue tax, and certain municipal utility taxes are recorded as liabilities. Previously, similar taxes were presented on the Statements of Consolidated Operations as revenue and expense. The reduction in operating revenues and taxes, except income taxes, due to the change in presentation for such taxes was approximately $50 million, $118 million and $213 million for the three months, six months and twelve months ended June 30, 1999, respectively. This change in the presentation for such taxes did not have an effect on results of operations.

  See Note 21 for additional information regarding Illinois invested capital taxes.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (19) Lease Obligations of Subsidiary Companies. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $627 million, consisting of $300 million of commercial paper/bank borrowings and $327 million of intermediate term notes, to finance the transactions. The commercial paper/bank borrowing portion will expire on November 23, 1999. With respect to the intermediate term notes, $60 million expires on November 23, 1999, and an additional portion each November 23 thereafter through November 23, 2003. At June 30, 1999, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $428 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  As of June 30, 1999, future minimum rental payments, net of executory costs, for capital leases are estimated to aggregate to $471 million, including $106 million in 1999, $161 million in 2000, $102 million in 2001, $53 million in 2002, $28 million in 2003 and $21 million in 2004-2006. The estimated interest component of such rental payments aggregates $48 million. The estimated portions of obligations due within one year under capital leases of $170 million and $195 million at June 30, 1999 and December 31, 1998, respectively, were included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at June 30, 1999 for operating leases are estimated to aggregate to $302 million, including $21 million in 1999, $40 million in 2000, $32 million in 2001, $27 million in 2002, $23 million in 2003 and $159 million in 2004-2043.

  (20) Joint Plant Ownership. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment and O&M accounts, and provides its own financing. ComEd's net plant investment, including construction work in progress, in Quad Cities Station on the Consolidated Balance Sheets was $12 million at June 30, 1999, after reflecting the accounting impairment recorded in the second quarter of 1998. See Note 1, under "Regulatory Assets and Liabilities," for additional information.

  (21) Commitments and Contingent Liabilities. Purchase commitments, principally related to construction and nuclear fuel, approximated $459 million at June 30, 1999, comprised of $403 million for ComEd, $50 million for UT Holdings and $6 million for Unicom Energy Services. In addition, ComEd has substantial commitments for the purchase of coal. Upon completion of the Asset Sale Agreement, ComEd expects to enter into arrangements to assign or settle a substantial portion of the coal purchase commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program," for additional information regarding ComEd's purchase commitments.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year (1999) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                    NOTES TO FINANCIAL STATEMENTS--Concluded
In addition, as of June 30, 1999 and December 31, 1998, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated. ComEd is currently re-evaluating its environmental remediation strategies. The final results of this re-evaluation cannot be determined at this time, but could result in an increase to the estimated liability.

  The IDR has issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1996. The alleged deficiencies, including interest and penalties, totaled approximately $47 million as of June 30, 1999. ComEd has protested the notices, and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accrue on the alleged tax deficiencies.

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

  The 1997 Act, as amended, also committed ComEd to spend at least $2 billion through 2004 on transmission and distribution facilities outside of the City and $250 million in environmental funding initiatives, pending the close of the fossil plant sale.

  (22) Subsequent Events. At the end of July 1999, during a period of unusually high temperatures, there were power outages of varying durations affecting approximately 107,000 of ComEd's customers. ComEd announced shortly after the restoration of service that it would reimburse customers whose power had been off for four or more hours for actual losses that they suffered as a result of the extended outages. Such losses are expected to primarily include costs associated with replacing spoiled food, medicine and other heat sensitive perishables. ComEd does not intend to pay claims for consequential damages related to the outages. ComEd is currently in the process of evaluating submitted claims. A preliminary estimate of such losses and other restoration costs, including labor and repair costs, totals $15-$20 million.

  On August 12, 1999, there were power outages in the downtown business area in the City affecting approximately 3,000 customers, which resulted from failed equipment at a ComEd substation. All service was restored by that evening. These outages were unrelated to those discussed above. ComEd is currently evaluating the costs associated with these outages.

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

  The 1997 Act. In December 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act was amended in June 1999. The 1997 Act, as amended, provides for, among other things, a 15% residential base rate reduction which became effective August 1, 1998, an additional 5% residential base rate reduction in October 2001 and gradual customer access to other electric suppliers. Access for commercial and industrial customers will occur over a period from October 1999 to October 2000, and access for residential customers will occur after May 1, 2002.

ComEd's operating revenues were reduced by approximately $170 million in 1998 due to the 15% residential base rate reduction. ComEd expects that the 15% rate reduction will reduce ComEd's operating revenues by approximately $210 million in 1999, compared to 1998 rate levels. The 1997 Act, as amended, also committed ComEd to spend at least $2 billion through 2004 on transmission and distribution facilities outside of the City and $250 million in environmental funding initiatives, pending the close of the fossil plant sale.

  As a result of the 1997 Act, as amended, and FERC rules, prices for the supply of electric energy are expected to change from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act, as amended, provides for the collection of a CTC from customers who choose another electric service provider during a transition period that extends through 2006. The CTC will be established in accordance with a formula defined in the 1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions. See "Response to Regulatory Changes" and " Fossil Plant Sale" below for additional information.

  Notwithstanding these rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, as amended, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to utility earnings. Increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods.

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

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion; approximately one-half of that amount can be issued in the twelve-month period which commenced on August 1, 1998. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Capital Resources" below, and Notes 2 and 6 of Notes to Financial Statements, for additional information regarding the redemptions and repurchases of debt and equity.

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

  Response to Regulatory Changes. Unicom has announced several business and operational objectives designed to focus efforts in responding to the energy market changes that are expected to develop from the 1997 Act. Among other things, these strategic objectives call for a focus on operations to: (i) provide a reliable supply of electricity as the competitive marketplace evolves, (ii) become a top quartile operator of competitive nuclear plants,
(iii) consummate the fossil plant sale by the end of 1999, (iv) deliver competitive earnings while restructuring the balance sheet to reflect the realities of the marketplace, (v) expand the offering of energy-related products and services, and (vi) transform the corporate culture of Unicom. See Unicom and ComEd's Current Report on Form 8-K dated July 1, 1999 for more information regarding the objectives announced by Unicom.

  Under the 1997 Act, the role of electric utilities in the supply and delivery of energy is expected to change. Utilities, such as ComEd, traditionally have been responsible for providing both adequate supply and reliable delivery of electricity to customers within their service areas. In the future, ComEd will continue to be obligated to provide a reliable delivery system. However, ComEd will be obligated to supply electricity only to those customers that it continues to serve under tariffs for electricity, but not for those customers who choose to rely on the marketplace. Nonetheless, during the transition period to a competitive supply marketplace, ComEd must provide both an adequate supply and reliable delivery of electricity. Given the tight capacity situation in ComEd's market, ComEd will be working to restore and maintain its available capacity, as well as working to assist in the development of a competitive supply marketplace in Illinois.

  ComEd has a significant commitment to, and investment in, nuclear generating capacity. ComEd has installed a management team responsible for improving nuclear operations. Such improvements are aimed at increasing levels of energy generation, or capacity factors, at ComEd's nuclear generating units while simultaneously improving ComEd's record of meeting NRC requirements and INPO performance standards. Increased capacity factors generally result in lower unit production costs and an improved opportunity to generate and sell electricity in a competitive marketplace. Efforts are also being made to control capital and operating costs through increased efficiencies, such as the reduction of downtime and expenses associated with generating unit maintenance and refueling outages.

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

  ComEd joined with other Midwestern utilities to form a regional Midwest ISO in January 1998. Presently, a number of these utilities, including ComEd, have agreed to place their transmission systems under the control of the Midwest ISO. The Midwest ISO is a key element in accommodating the restructuring of the electric industry and will promote enhanced reliability of the transmission system, equal access to the transmission system and increased competition. The Midwest ISO has established an independent body that will ultimately direct the planning and operation of the transmission system for the utilities involved. The Midwest ISO will direct the control of the transmission system and will have authority to require modification in the operation of generators connected to that system during system emergencies. ComEd will retain ownership of its transmission lines. The formation of the Midwest ISO was approved by the FERC in September 1998, subject to certain conditions. In December 1998, the Midwest ISO members elected a Board of Directors, which announced the appointment of the Midwest ISO's first President and Chief Executive Officer in July 1999.

  ComEd has also agreed to cooperate with APX in the creation of the first electronic power exchange in Illinois. Initial products may include hourly, daily and weekly electricity delivered to and from interconnection points on ComEd's transmission system, and a standard system of credit and trading interfaces. Unicom plans to make a $3 million venture capital investment in APX, but it will not receive any voting rights. The power exchange will be independently owned and managed by APX and will allow wholesale and retail market participants to trade electricity anonymously through an internet-based computerized system. ComEd will be treated like any other market participant and plans to be an active participant when the power exchange opens in Illinois early in the fourth quarter of 1999.

  Fossil Plant Sale. On March 22, 1999, ComEd entered into an Asset Sale Agreement providing for the sale of substantially all of the assets of its fossil plant to EME for a cash purchase price of $4.813 billion. The fossil plant assets represent an aggregate generating capacity of approximately 9,772 megawatts. Completion of the sale is subject to certain regulatory filings and approvals and is expected to occur during the fourth quarter of 1999. The ICC approved the fossil plant sale on August 3, 1999. The ICC's approval is subject to potential appeal.

  Just prior to the consummation of the fossil plant sale, ComEd expects to transfer these assets to Unicom Investment. In consideration for the transferred assets, Unicom Investment will pay ComEd consideration totaling $4.813 billion in the form of a Demand Note in the amount of approximately $2.350 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment will immediately sell the fossil plant assets to EME, in consideration of which Unicom Investment will receive $4.813 billion in cash from EME. Immediately after its receipt of the cash payment from EME,

Unicom Investment will pay the $2.350 billion aggregate principal due to ComEd under the Demand Note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities. Of the cash received by ComEd, $1.680 billion is expected to be used to pay the costs and taxes associated with the fossil plant sale. The remainder of the Demand Note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

  The sale is expected to produce an after-tax gain of approximately $1.6 billion, after settling commitments associated with certain coal contracts, recognizing employee-related costs and funding certain environmental initiatives. The gain on the sale will be utilized to recover certain regulatory assets and as a result, the sale is not expected to have a significant impact on net income in 1999. See Notes 1, under "Regulatory Assets and Liabilities," and 21 of Notes to Financial Statements for additional information.

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

Liquidity and Capital Resources

                              UTILITY OPERATIONS

  Construction Program. ComEd has a construction program for the years 1999-2001, which consists principally of improvements to its existing nuclear and fossil production, transmission and distribution facilities. The program, as currently approved by ComEd, includes the following estimated expenditures (excluding nuclear fuel expenditures of approximately $676 million).

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
                                                        ------ ---- ---- ------
                                                        $1,044 $874 $842 $2,760
                                                        ====== ==== ==== ======

  The above fossil construction expenditures will not be required after the fossil plant sale is completed.

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

  ComEd's forecasts of peak load for our traditional service territory indicate a need for additional resources to meet demand, either through generating capacity, equivalent purchased power and/or the development of additional demand-side management resources, in 1999 and each year thereafter for the foreseeable future. However, ComEd believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources, other-utility power purchases and generation resources from ARES, could be obtained in sufficient quantities to meet such forecasted needs.

  Purchase commitments for ComEd, principally related to construction and nuclear fuel, approximated $403 million at June 30, 1999. In addition, ComEd's estimated commitments for the purchase of coal were as follows:

      Contract                                            Period   Commitment(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1999-2000     $334
      Decker Coal Co. .................................. 1999-2012      446
      Other commitments.................................   1999          11
                                                                       ----
                                                                       $791
                                                                       ====

     --------
     (1) In millions of dollars, excluding transportation costs. No estimate of future cost escalation has been made.

  Upon completion of the Asset Sale Agreement, ComEd expects to enter into arrangements to assign or settle a substantial portion of the coal purchase commitments. See "Changes in the Electric Utility Industry," subcaptions "The 1997 Act" and "Fossil Plant Sale" above, for additional information.

  Capital Resources. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, must be used to redeem or repurchase debt and equity to lower ComEd's overall cost of capital. Accordingly, in early 1999 ComEd redeemed $788 million of long-term debt and $534 million of preference stock, and reacquired $229 million of outstanding long-term debt through a tender offer. In addition, $500 million of the proceeds was used to reduce ComEd's outstanding short-term debt. In the first half of 1999, ComEd recorded an extraordinary loss related to the early redemptions and the tender offer of the above-mentioned first mortgage bonds and sinking fund debentures, which reduced net income on common stock by approximately $28 million (after-tax), or $0.13 per common share (diluted). ComEd also recorded $10 million (after-tax), or $0.04 per common share (diluted), for premiums paid in connection with the redemption of the above-mentioned preference stock. As more fully described below, Unicom has announced plans to repurchase approximately $750 million of Unicom common stock using the proceeds it receives from ComEd's repurchase of its common stock held by Unicom. The remaining proceeds will be used for the payment of fees and additional debt and equity redemptions and repurchases.

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

  ComEd forecasts that internal sources will provide approximately three-fourths of the funds required for ComEd's 1999-2001 construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and scheduled debt maturities, and excluding the effects of the fossil plant sale. See Notes 9 and 11 of Notes to Financial Statements for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively. The forecast takes into consideration the effects of the 1997 Act, and the issuance by ComEd Funding Trust of $3.4 billion of transitional trust notes in 1998 to refinance debt and equity, as discussed above.

  See "Changes in the Electric Utility Industry," subcaption "Fossil Plant Sale" above, for a description of ComEd's planned uses of the fossil plant sale proceeds.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. A portion of ComEd's financing may be provided through the continued sale and leaseback of nuclear fuel through ComEd's existing nuclear fuel lease facility. During the first half of 1999, ComEd did not sell or leaseback any nuclear fuel through its existing nuclear fuel lease facility. See Note 19 of Notes to Financial Statements for additional information concerning ComEd's nuclear fuel lease facility. ComEd had $1 billion of unused bank lines of credit at June 30, 1999, which may be borrowed at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. See Note 12 of Notes to Financial Statements for additional information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, six months and twelve months ended June 30, 1999. Cash flows from operating activities decreased temporarily for the twelve months ended June 30, 1999, compared to the same period ended June 30, 1998, as a result of an increase in net customer receivables due to the transition to a new customer information and billing system in the latter part of 1998.

  As of August 13, 1999, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $280 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                Standard Duff &
                                                        Moody's & Poor's Phelps
                                                        ------- -------- ------
First mortgage and secured pollution control bonds.....  Baa2     BBB+    BBB+
Publicly-held debentures and unsecured pollution con-
 trol obligations......................................  Baa3     BBB     BBB
Convertible preferred stock............................  baa3     BBB-    BBB-
Preference stock.......................................  baa3     BBB-    BBB-
Trust Securities.......................................  baa3     BBB-    BBB-
Commercial paper.......................................  P-2      A-2     D-2

  ComEd Funding Trust's securities are currently rated by three principal securities rating agencies as follows:

                                                                 Standard Duff &
                                                         Moody's & Poor's Phelps
                                                         ------- -------- ------
      Transitional trust notes..........................   Aaa     AAA     AAA

  As of August 1999, Moody's rating outlook on ComEd's securities is "Positive" and S&P's current rating outlook on ComEd's securities is "Stable."
 S&P raised its ratings for ComEd and Unicom in June 1999. In July 1999, Duff & Phelps upgraded ComEd's ratings for secured and unsecured debt securities and announced that ComEd's securities remain on "Rating Watch-Up."

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 57.1% at June 30, 1999 from 58.0% at December 31, 1998. As of June 30, 1999 and December 31, 1998, $509 million and $494 million, respectively, of retained earnings had been appropriated for Unicom's future dividend payments. As of June 30, 1999 and December 31, 1998, $627 million and $580 million, respectively, of retained earnings had been appropriated for ComEd's future dividend payments.

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

  As of June 30, 1999, Unicom declared all of its systems and applications "Year 2000 ready" in accordance with goals and criteria recommended by the NERC. Even though Unicom has achieved Year 2000 ready status, the remainder of 1999 will be used to continue quality reviews, contingency planning efforts and internal as well as external readiness drills; specifically, the focus of the project has moved from "find it-fix it" activities to "increase certainty, strengthen readiness-demonstration" activities. Key accomplishments of the Unicom Year 2000 project included the following:

  . All nuclear stations are Year 2000 ready

  . All fossil stations are Year 2000 ready

  . Transmission and distribution systems and computers are Year 2000 ready

  . Distributed operations (LAN, WAN and related systems) are Year 2000 ready

  . All office facilities are Year 2000 ready

  . Mission critical products and services of supply chain are Year 2000 ready

  . Completed independent verification and validation of the corporate project

  . The NRC conducted a Year 2000 readiness audit of the Braidwood Nuclear
    Station and reviewed the contingency plans for nuclear operations

  . Implemented "Clean Management" procedures to ensure newly renovated applications and inventory remain Year 2000 ready

  . Unicom Contingency Plan/Operating Plan is Year 2000 ready--submitted final version of plans to MAIN

  The Unicom Year 2000 readiness program included the detailed review of more than 15 million lines of code and 30,000 embedded systems. At the height of the project, which began in mid-1996, more than 300 people were assigned to the company-wide Year 2000 team representing every business segment with many others assisting the core team. The Unicom Year 2000 team focused on three elements that were integral to the project: business continuity, project management and risk management. Business continuity involved the continuation of reliable electric supply and service in a safe, cost-effective manner. Project management involved defining and meeting the project scope, schedule and budget. Risk management involved customer communications, contingency planning and legal issues.

  Unicom's approach to identifying and addressing noncompliant software applications and embedded systems consisted of the following stages: inventory, analysis, renovation, testing and deployment. The first stage was to inventory all applications and systems. The analysis stage involved assessing whether software applications and embedded systems were Year 2000 ready. The renovation stage involved remediating or upgrading applications and systems to make them Year 2000 ready. The testing stage determined whether the renovated applications and systems were Year 2000 ready. The deployment stage occurred when the tested applications and systems were implemented. Unicom was also engaged in contingency planning for potential Year 2000 problems.

  Unicom's Year 2000 project focused on those facets of its business that are required to deliver reliable electric service. The project encompasses the computer systems that support core business functions, such as customer information and billing, finance, procurement, supply and personnel, as well as the components of metering, transmission, distribution and generation support. The project also focuses on embedded systems, instrumentation and control systems in facilities and plants. In accordance with business plans, Unicom has replaced certain of its financial, human resources and payroll and customer service and billing software with new software that is Year 2000 ready and that addresses Unicom's strategic needs as it enters a less regulated environment.

  The following table summarizes the status, as of August 13, 1999, of Unicom's Year 2000 project. The figures set forth in the table represent the extent to which Unicom has completed each phase of the Year 2000 project for software applications and embedded systems.

                                                             Software   Embedded
                                                           Applications Systems
                                                           ------------ --------
      Inventory...........................................     100%       100%
      Analysis............................................     100%       100%
      Renovation..........................................     100%       100%
      Testing.............................................     100%       100%
      Deployment..........................................     100%       100%

  A Year 2000 Moratorium is in effect from July 1, 1999 to March 31, 2000 and during this time there is a company-wide freeze on configuration changes or additions to existing information systems to ensure hardware, software and embedded systems remain Year 2000 ready.

  In addition to its internal efforts, Unicom has been working and will continue to work with various industry groups, including NERC, EPRI and EEI to coordinate electric utility industry Year 2000 efforts with the Clinton Administration's Year 2000 Conversion Council, the DOE and Congress. The DOE has asked NERC to report on the integrity of the transmission system for North America and to coordinate and assess the preparation of the electric systems in North America for the Year 2000. NERC submitted its initial status report and coordination plan to the DOE in September 1998 and a second report in January 1999. On August 3, 1999, NERC presented to the DOE its second quarter 1999 status report and a letter of assurance that the electric systems of North America are ready to operate into the Year 2000 and beyond.

  Additionally, Unicom participated in an industry-wide NERC readiness drill on April 9, 1999. The drill simulated the partial loss of voice and data communications and tested Unicom's ability to maintain bulk power system operations in the event of a loss of microwave communication with partial EMS/SCADA functionality. The drill involved approximately 68 employees throughout the transmission and distribution, nuclear generation and fossil generation areas. The successful completion of the drill demonstrated Unicom's ability to continue its bulk power operations in the event this data is not available through normal means during the Year 2000 rollover period. Unicom will participate in the second industry-wide NERC readiness drill on September 9, 1999, which is scheduled to be a "dress rehearsal" for the Year 2000 rollover. Throughout 1999, Unicom will continue to work with the various industry groups as appropriate.

  Unicom also depends upon third parties, including customers, suppliers, government agencies and financial institutions, to reliably deliver its products and services. Unicom completed additional initiatives to assess the degree to which third parties with whom it has business relationships are addressing Year 2000 issues. These initiatives included analysis of the Year 2000 readiness programs of Unicom's critical vendors and obtaining Year 2000 warranties in certain new contracts and licenses. Unicom also has introduced protocols for assuring that software and embedded systems remain Year 2000 ready on a continuing basis. Unicom's contingency planning addressed mechanisms for preventing or mitigating interruption caused by its suppliers. Unicom also has an outreach program in place for communicating Year 2000 project information to residential and business customers and this activity is scheduled to continue for the remainder of 1999.

   As of July 14, 1999, approximately $33 million has been expended for external labor, hardware and software costs, and for the costs of Unicom employees who are dedicated full-time to the Year 2000 project. All of such costs are expensed as incurred. The foregoing amounts do not include the cost of new software applications installed as a result of strategic replacement projects described earlier. Such replacement projects were not accelerated because of Year 2000 issues.

  Unicom has existing contingency plans in place for events such as extreme heat, storms, equipment failures and accidents. Unicom prepared its Year 2000 contingency plans based on the framework of existing emergency management system preparation and scenario development to address the possibility that applications and systems may not be Year 2000 ready at the end of the five step remediation process.

  Unicom developed contingency plans that identify key risks and address the most reasonably likely worst case scenarios that could occur in the event that various Year 2000 issues were not resolved in a timely manner. Key risks identified in Unicom's contingency plans include: uncharacteristic load patterns, human behavior, availability of key personnel, loss of critical business systems, readiness of supply base, loss of EMS/SCADA functionality, readiness of neighboring utilities, loss of critical voice and data communications, security, constrained fuel supplies and increased risk of generator trips/unit availability. Unicom submitted its Year 2000 contingency plans to MAIN in June 1999. Contingency planning is an ongoing process and will continue through the fourth quarter of 1999.

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

  Unicom also performed activities beyond contingency planning to further increase certainty and strengthen readiness. An independent consultant was engaged and performed an assessment of the process used to address the Year 2000 issue.

  Based on Unicom's current status with regard to Year 2000 tasks, it believes that its planning was adequate to secure Year 2000 readiness of its critical, medium priority and low priority systems. Nevertheless, achieving Year 2000 readiness is subject to various risks and uncertainties, many of which are described above. Unicom is not able to predict all the factors that could cause actual results to differ materially from its current expectations as to its Year 2000 readiness. However, if Unicom or third parties, with whom it has significant business relationships, fail to achieve Year 2000 readiness with respect to critical systems, there could be a material adverse effect on Unicom's results of operations, financial position and cash flows.

  Market Risks. ComEd is exposed to market risk due to changes in interest rates and the market price for electricity. Exposure for interest rate changes relates to its long-term debt and preferred equity obligations. Exposure to electricity market price risk relates to forward activities taken to manage effectively the supply of, and demand for, the electric generation capability of ComEd's generating plants. ComEd has implemented an integrated risk management framework to manage such risks. A corporate Risk Management Committee defines the Company's risk tolerance and establishes appropriate position limits, and corporate policies and procedures have been implemented to minimize the exposure to market risk. ComEd does not currently utilize derivative commodity or financial instruments for trading or speculative purposes. The estimated fair value of the forward energy contracts, including options at June 30, 1999, was approximately $85 million. The estimated fair value is based on the estimated net settlement value of the contracts derived from forward price curves and market quotes, discounted at a ten percent rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Interest Rate Exposure" and "--Market Price Exposure," in Unicom and ComEd's Current Reports on Form 8-K dated February 19, 1999. There has not been a material change in ComEd's exposure to interest rate or market price risk since December 31, 1998. See "Energy Risk Management Contracts" in Note 1 of Notes to Financial Statements regarding the accounting for energy risk management contracts.

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

  Unicom Energy Services, another subsidiary of Unicom Enterprises, is engaged in providing energy services, including gas services, performance contracting, distributed energy and energy management systems. Through an alliance with AlliedSignal Power Systems, Inc., a subsidiary of AlliedSignal Inc., Unicom Energy Services is the exclusive distributor for the Parallon 75(TM) TurboGenerator system, which provides customers with on-site electricity production. The Parallon 75(TM) system was developed by AlliedSignal. Unicom Energy Services' territory encompasses 12 Midwest states, Ontario, Canada and Puerto Rico.

  Unicom Energy Inc., also a subsidiary of Unicom Enterprises, is currently engaged in providing retail gas services to commercial and industrial customers in the Midwest region and is expected to provide retail electric and gas services as an unregulated retail energy supplier as restructuring of electricity markets occurs in the Midwest.

  In July 1999, Unicom Enterprises entered into a Stock Purchase Agreement to acquire all of the capital stock of KHB Inc., MMSD, Inc. and MMCD, Inc. These three companies, which conduct business under the name "Midwest Mechanical", design, install and service heating, ventilation and air conditioning facilities for commercial and industrial customers in the City and the surrounding area. The closing is expected to occur in the third quarter of 1999, and the final price will not have a material impact on Unicom's financial position.

  Construction Program. Unicom has approved capital expenditures for 1999 of approximately $88 million for UT Holdings, primarily related to an expansion of two of its four Chicago district cooling facilities and the related distribution piping and plants in other cities. As of June 30, 1999, UT Holdings' purchase commitments, principally related to construction, were approximately $50 million.

  Unicom has approved capital expenditures for 1999 of approximately $47 million for Unicom Energy Services. As of June 30, 1999, Unicom Energy Services had purchase commitments of approximately $6 million.

  Capital Resources. Unicom expects to obtain funds to invest in its unregulated subsidiaries principally from the fossil plant sale proceeds to be received by Unicom Investment, although it may also obtain funds from dividends received on its ComEd common stock and from borrowings. The availability of ComEd's dividends to Unicom is dependent on ComEd's financial performance and cash position, as well as legal restrictions on the payment of dividends by public utilities. Other forms of financing by ComEd to Unicom or the unregulated subsidiaries of Unicom, such as additional loans or additional equity investments, which are not expected, would be subject to prior approval by the ICC.

  The fossil plant sale proceeds received by Unicom Investment, after the payment of the Demand Note to ComEd, will be used to invest in business opportunities.

  Unicom Enterprises has a $200 million credit facility which will expire on November 15, 1999, of which $80 million was unused as of June 30, 1999. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. The credit facility is expected to be refinanced by Unicom Enterprises in the fourth quarter of 1999. See Note 12 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

  In July 1998, Unicom Thermal issued a $120 million 7.38% unsecured guaranteed senior Note due May 2012, the proceeds of which were used to refinance existing debt. The Note is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Thermal's operations.

  In June 1999, Northwind Midway issued $12 million of 7.68% guaranteed senior Notes due June 2023, the proceeds of which will be used primarily to finance certain project construction costs. The Notes are guaranteed by Unicom and include certain covenants with respect to Unicom and Northwind Midway's operations.

  S&P's current rating on Unicom's senior debt obligations is BBB+. Ratings have not been obtained from Moody's or Duff & Phelps.

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

  Nuclear Matters. Nuclear operations have been, and remain, an important focus of ComEd. ComEd operates five nuclear plants--Braidwood, Byron, Dresden, LaSalle and Quad Cities Stations, and is committed to safe, reliable and efficient operation. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes" above, for information regarding ComEd's permanent cessation of nuclear generation operations at its Zion Station.

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

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.4 billion in current-year (1999) dollars, including a contingency allowance. This estimate includes $515 million of non-radiological costs, which are included in ComEd's proposed rider for recovery, as discussed below. ComEd's decommissioning cost expenditures at the end of the units' operating lives are estimated to total approximately $13.8 billion. These expenditures will occur primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The current estimated decommissioning costs include a contingency allowance, but, except at Dresden Unit 1, exclude amounts for spent fuel storage installations, which may be necessary to store spent fuel during the period beginning at the end of the NRC license lives of the plants to the date when the DOE accepts the spent fuel for permanent storage. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. Under its most recent annual rider, filed with the ICC on February 26, 1999, ComEd has proposed to increase its estimated annual decommissioning cost accrual from $84 million to $130 million. The proposed increase primarily reflects an increase in low-level waste disposal cost escalation, the inclusion of $209 million in current-year (1999) dollars for safety-related costs of maintaining Zion Station in a mothballed condition until dismantlement begins, and the inclusion of non-radiological costs in the decommissioning cost estimates for recovery under the rider. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," for additional information regarding decommissioning costs.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See Note 21 of Notes to Financial Statements for additional information.

Results of Operations

  Unicom's basic and diluted earnings/(loss) per common share for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                                               Six Months
                           Three Months Ended     Ended    Twelve Months Ended
                                 June 30         June 30         June 30
                           ------------------- ----------- --------------------
                             1999      1998    1999  1998    1999       1998
                           --------- --------- ----- ----- --------- ----------
Basic Earnings/(Loss) per
 Common Share............      $0.55     $0.37 $0.87 $0.62     $2.60     $(4.55)
                           ========= ========= ===== ===== ========= ==========
Diluted Earnings/(Loss)
 per Common Share........      $0.55     $0.37 $0.87 $0.62     $2.59     $(4.55)
                           ========= ========= ===== ===== ========= ==========

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

  Net Income for the Three Months Ended June 30, 1999. The increase in ComEd's net income in the recent three-month period reflects, among other factors, the continued improvement of ComEd's nuclear fleet, which reduced energy costs. The reduction in energy costs helped to offset the reduction in revenues due to a 15% residential base rate reduction and increased O&M expenditures.

  Kilowatthour sales increased 13% for the second quarter of 1999, compared to the same period in 1998. Both periods benefited from warmer than normal weather. The increase in kilowatthour sales included a 93% increase in kilowatthour sales to other utilities, which represented a $32 million (after-tax), or $0.15 per common share, increase in earnings helping to offset the 15% residential base rate reduction. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs decreased 31% in the second quarter of 1999, compared to the same period in 1998, reflecting increased generation output by the nuclear fleet, which reduced purchased power requirements. See "Fuel Costs" and "Purchased Power" below for additional information.

  O&M expenses increased 12% for the second quarter of 1999, compared to the second quarter of 1998, as discussed in "Operation and Maintenance Expenses" below.

  Earnings for the second quarter of 1999 were also positively impacted by an unrealized gain of $20 million (after-tax), or $0.09 per common share, recorded related to a forward share repurchase arrangement. A reduction in the estimated liability for closing costs related to the Zion Station also increased earnings by $7 million (after-tax), or $0.03 per common share. In addition, ComEd recorded $6 million (after-tax), or $0.03 per common share, in interest income earned on the temporary investment of securitization proceeds. Partially offsetting the increases to earnings was an increase of $20 million (after-tax), or $0.09 per common share, for additional regulatory asset amortization expense.

  Net Income for the Six Months Ended June 30, 1999. The increase in ComEd's net income in the recent six-month period reflects, among other factors, the continued improvement of ComEd's nuclear fleet, which reduced energy costs. The reduction in energy costs helped to offset the reduction in revenues due to the 15% residential base rate reduction and increased O&M expenditures.

  Kilowatthour sales increased 10% for the six months ended June 30, 1999, compared to the same period in 1998, which included a 69% increase in kilowatthour sales to other utilities, representing a $49 million (after-tax), or $0.22 per common share, increase in earnings during the first half of 1999, as well as continued economic growth in ComEd's service territory. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs decreased 28% during the six months ended June 30, 1999, compared to the same period in 1998, reflecting the effects of the continued improvement of ComEd's nuclear fleet. See "Fuel Costs" and "Purchased Power" below for additional information.

  O&M expenses increased 4% for the six months ended June 30, 1999, compared to the same period in 1998, as discussed in "Operation and Maintenance Expenses" below.

  Earnings for the six months ended June 30, 1999 were also positively impacted by unrealized gains of $33 million (after-tax), or $0.15 per common share, recorded related to a forward share repurchase arrangement. A reduction in the estimated liability for closing costs related to the Zion Station also increased earnings by $7 million (after-tax), or $0.03 per common share. In addition, ComEd recorded $15 million (after-tax), or $0.07 per common share, in interest income earned on the temporary investment of securitization proceeds. Partially offsetting the increases to earnings was an increase of $20 million (after-tax), or $0.09 per common share, for additional regulatory asset amortization expense.

  Also partially offsetting the increases in earnings were charges totaling $38 million (after-tax), or $0.17 per common share, related to the early redemption of long-term debt, sinking fund debentures and preference stock completed in the first quarter of 1999.

  Net Income for the Twelve Months Ended June 30, 1999. The increase in ComEd's net income in the recent twelve-month period was primarily due to the continued improvement of the nuclear fleet, which reduced energy costs. Also increasing operating results were lower O&M expenses, lower depreciation and amortization expense, gains from certain asset sales, increased interest income and a reduction in the estimated liability for Zion Station closing costs. The twelve months ended June 30, 1998 included write downs associated with the discontinuation of regulatory accounting practices for the generation portion of its business and other charges recorded in response to the 1997 Act. The twelve months ended June 30, 1998 also included a write-off in connection with the closure of Zion Station.

  ComEd's kilowatthour sales increased 8% for the twelve months ended June 30, 1999, compared to the same period last year, as discussed in "Operating Revenues" below. O&M expenses decreased 1% during the same period, as discussed in "Operation and Maintenance Expenses" below.

  Fuel and purchased power costs decreased 9% for the twelve months ended June 30, 1999, compared to the same period last year, due to overall improved performance at ComEd's nuclear stations, which helped to reduce purchased power requirements. See "Fuel Costs" and "Purchased Power" below for additional information.

  The twelve months ended June 30, 1999 also included a 2% reduction in depreciation and amortization expense, see "Depreciation, Amortization and Decommissioning" below, and a $22 million (after-tax), or $0.10 per common share, reduction in the estimated liability for closing costs related to the Zion Station, both of which increased operating results.

  Also, the twelve months ended June 30, 1999 reflected gains on the sales of certain assets of $18 million (after-tax), or $0.08 per common share, consisting principally of surplus inventory of emission allowances. In addition, operating results increased for the recent period due to unrealized gains of $33 million (after-tax), or $0.15 per common share, recorded in the first half of 1999 related to the forward share repurchase arrangement, and interest income of $20 million (after-tax), or $0.09 per common share, earned on the temporary investment of securitization proceeds.

  Partially offsetting the increases in earnings were charges totaling $38 million (after-tax), or $0.17 per common share, related to the early redemption of long-term debt, sinking fund debentures and preference stock completed in the first quarter of 1999.

  ComEd discontinued regulatory accounting practices for the generation portion of its business in the fourth quarter of 1997 due to the expected transition of electric generation services to market-based pricing as a result of the 1997 Act. Accordingly, ComEd's generation-related net regulatory assets, which represent assets and liabilities properly recorded under regulatory accounting practices but which would not be recorded under GAAP for non-regulated entities, were written off resulting in an extraordinary charge for the twelve months ended June 30, 1998 of $810 million (after-tax), or $3.75 per common share.

  Also, the twelve months ended June 30, 1998 operating results included the write down of ComEd's investment in uranium-related properties to reflect costs which are not expected to be recovered in a competitive market. The write down resulted in a charge of $60 million (after-tax), or $0.28 per common share.

  In addition, as permitted under the 1997 Act, ComEd elected to eliminate its FAC in December 1997, which resulted in a charge for the twelve months ended June 30, 1998 of $44 million (after-tax), or $0.20 per common share.

  The twelve months ended June 30, 1998 also included a charge of $523 million (after-tax), or $2.42 per common share, reflecting the write-off of the unrecoverable portion of the cost of ComEd's Zion Station plant and inventories, and a liability for future closing costs, resulting from the decision in January 1998 to permanently cease nuclear generation operations at Zion Station.

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

  Operating revenues decreased $98 million in the three months ended June 30, 1999, compared to the three months ended June 30, 1998, primarily due to the approximately $90 million impact of the 15% residential base rate reduction that took effect August 1, 1998. Kilowatthour sales increased 13%, primarily due to sales to other utilities. Operating revenues were also reduced by approximately $231 million in the six months ended June 30, 1999, compared to the six months ended June 30, 1998, primarily due to the approximately $180 million impact of the 15% residential base rate reduction that took effect August 1, 1998. Kilowatthour sales increased 10%, compared to the same period in 1998, primarily due to sales to other utilities. Operating revenues decreased $268 million in the twelve months ended June 30, 1999, compared to the same period in 1998, primarily due to the approximately $350 million impact of the 15% residential base rate reduction that took effect August 1, 1998. Kilowatthour sales increased 8%, compared to the same period last year, primarily due to sales to other utilities. Operating revenues for the twelve months ended June 30, 1999 were also reduced by approximately $22 million (after-tax), or $0.10 per common share, due to various federal and state litigation matters. In addition, operating revenues were reduced by approximately $50 million, $118 million and $213 million for the three months, six months and twelve months ended June 30, 1999, respectively, due to a change in presentation for certain state and municipal taxes.

  Fuel Costs. Changes in fuel expense for the three months, six months and twelve months ended June 30, 1999, compared to the same periods ended June 30, 1998, primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                Three Months Ended     Six Months     Twelve Months Ended
                                                      June 30         Ended June 30         June 30
                                                --------------------  --------------  --------------------
                                                  1999       1998      1999    1998     1999       1998
                                                ---------  ---------  ------  ------  ---------  ---------
Cost of fuel consumed (per million Btu):
  Nuclear.....................................      $0.49      $0.60   $0.49   $0.62      $0.49      $0.59
  Coal........................................      $2.23      $2.46   $2.28   $2.18      $2.42      $2.17
  Oil.........................................      $3.85      $3.72   $3.47   $3.45      $3.57      $3.64
  Natural gas.................................      $2.35      $2.50   $2.28   $2.46      $2.29      $2.60
  Average all fuels...........................      $0.99      $1.29   $0.98   $1.27      $1.07      $1.29
Net generation of electric energy (millions of
 kilowatthours)...............................     24,531     18,163  47,692  35,491     95,503     80,271
Fuel sources of kilowatthour generation:
  Nuclear.....................................         72%        64%     73%     61%        70%        59%
  Coal........................................         24         28      24      31         27         35
  Oil.........................................        --         --      --        1        --           1
  Natural gas.................................          4          8       3       7          3          5
                                                ---------  ---------  ------  ------  ---------  ---------
                                                      100%       100%    100%    100%       100%       100%
                                                =========  =========  ======  ======  =========  =========

  The increases in net generation of electric energy and nuclear generation for the periods ended June 30, 1999, compared to the prior periods, are primarily due to significant improvement in ComEd's nuclear fleet. The overall nuclear capacity factor was 86% for the second quarter of 1999, compared to 57% for the second quarter of 1998. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations.

  Fuel Supply. Compared to other utilities, ComEd has relatively low average fuel costs as a result of its reliance predominantly on lower cost nuclear generation. ComEd's coal costs, however, are high compared to those of other utilities. ComEd's western coal contracts and its rail contracts for delivery of the western coal provide for the purchase of certain coal at prices substantially above currently prevailing market prices, and ComEd has significant purchase commitments under its contracts. For additional information concerning ComEd's coal purchase commitments see "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Construction Program," above and Note 21 of Notes to Financial Statements.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd's generating units and the availability and cost of power from other utilities. Purchased power decreased $181 million, $283 million and $171 million for the three months, six months and twelve months ended June 30, 1999, respectively, compared to the same periods ended June 30, 1998. The decrease in purchased power is primarily due to increased output from ComEd's nuclear fleet, which reduced purchased power requirements. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations.

  The number and average cost of kilowatthours purchased were as follows:

                            Three Months Ended      Six Months Ended    Twelve Months Ended
                                  June 30                June 30              June 30
                            ---------------------   ------------------  --------------------
                              1999        1998        1999      1998      1999       1998
                            ---------   ---------   --------  --------  ---------  ---------
   Kilowatthours
    (millions).............     2,040       5,764     3,993     14,449     10,248     22,139
   Cost per kilowatthour...      4.82c       4.85c     4.26c      3.46c      4.54c      3.24c

  The market price for electricity is subject to price volatility associated with changes in supply and demand in the electric supply markets. ComEd utilizes energy put and call option contracts and energy swap arrangements to limit market price risk associated with forward commodity contracts. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Market Risks" above, for additional information.

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

  During the three months and six months ended June 30, 1999, the aggregate level of O&M expenses increased 12% and 4%, respectively, compared to the same periods ended June 30, 1998. O&M expenses for the twelve months ended June 30, 1999 decreased 1%, compared to the same period last year.

  O&M expenses associated with nuclear generating stations decreased $13 million, $19 million and $59 million during the three months, six months and twelve months ended June 30, 1999, respectively, compared to the same periods ended June 30, 1998. The decreases in the recent three-month, six-month and twelve-month periods were due to shorter refueling outages and fewer forced outages. The nuclear O&M decrease in the recent twelve-month period was also due to the permanent cessation of nuclear generation operations at Zion Station in December 1997. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes" above, regarding the permanent cessation of nuclear operations at Zion Station.

  During the three months, six months and twelve months ended June 30, 1999, O&M expenses associated with fossil generating stations decreased $11 million, $17 million and $37 million, respectively, compared to the same periods ended June 30, 1998. The decreases in the recent periods for the fossil generating stations were primarily due to reductions in general plant maintenance costs. Also, the twelve months ended June 30, 1999 fossil O&M expenses were lower due to the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively.

  O&M expenses associated with ComEd's transmission and distribution system increased $25 million, $36 million and $58 million during the three months, six months and twelve months ended June 30, 1999, respectively, compared to the same periods last year. The increases in the recent three-month and six-month periods reflect higher maintenance costs, which include an increase in tree trimming expenses partially offset by a reduction in emergency storm restoration costs. The increase in the recent twelve-month period reflects higher maintenance costs, including emergency storm restoration of electric service and tree trimming. O&M expenses associated with customer-related activities increased $13 million, $19 million and $23 million for the three months, six months and twelve months ended June 30, 1999, respectively, compared to the same periods ended June 30, 1998, primarily due to the implementation of a new customer information and billing system.

  O&M expenses also include employee benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave the company voluntarily. Such incentives included both current payments and earlier eligibility for postretirement health care benefits, in addition to certain other employee-related costs, resulting in charges of $5 million and $8 million for the three months ended June 30, 1999 and 1998, respectively, $5 million and $24 million for the six months ended June 30, 1999 and 1998, respectively, and $30 million and $56 million for the twelve months ended June 30, 1999 and 1998, respectively.

  Other employee benefits expenses, excluding the effects of employee separation plans and certain other employee-related costs, increased $31 million, $33 million and $69 million for the three months, six months and twelve months ended June 30, 1999, respectively, compared to the same periods ended June 30, 1998. The increases for the recent periods were primarily due to accruals for incentive compensation.

  O&M expenses included a $25 million charge for the six months and twelve months ended June 30, 1999 as a result of a settlement agreement with the City during the first quarter of 1999. O&M expenses for the twelve months ended June 30, 1999 also reflect a reduction of $34 million in certain nuclear maintenance costs due to technological improvements, compared to the same period last year. In addition, O&M expenses for the twelve months ended June 30, 1998 included $25 million for the additional write-off of obsolete materials and supplies.

  O&M expenses associated with certain administrative and general costs increased $27 million, and decreased $10 million and $21 million for the three months, six months and twelve months ended June 30, 1999, respectively, compared to the same periods ended June 30, 1998. The increase in the recent three-month period was due to a variety of reasons, including an additional charge for uncollectible accounts. The decreases in the recent six-month and twelve-month periods were due to a variety of reasons, including reductions in nuclear insurance and safety costs partially offset by additional charges for uncollectible accounts. The effects of inflation have also increased O&M expenses during the years and are also reflected in the increases and decreases discussed herein.

  Depreciation, Amortization and Decommissioning. Depreciation, amortization and decommissioning expense increased $34 million and $16 million for the three months and six months ended June 30, 1999, respectively, compared to the same periods ended June 30, 1998. The twelve months ended June 30, 1999 decreased $23 million, compared to the same period last year. The increases in the recent three-month and six-month periods were primarily due to additional regulatory asset amortization expense of $33 million recorded in the second quarter of 1999. The decrease in the recent twelve-month period was primarily due to the retirement of Zion Station in December 1997 and the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively, partially offset by $33 million in additional regulatory asset amortization expense. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," for additional information.

  The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including ComEd, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for nuclear decommissioning costs. If current electric utility industry accounting practices for such decommissioning costs are changed, annual provisions for decommissioning could increase and the estimated costs of decommissioning could be recorded as a liability rather than as accumulated depreciation. Decommissioning costs of currently retired nuclear plants are recorded as a liability. Unicom and ComEd do not believe that such changes, if required, would have an adverse effect on their results of operations due to ComEd's ability to recover decommissioning costs through rates.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, six months and twelve months ended June 30, 1999, compared to the same periods ended June 30, 1998, were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. See Notes 2 and 6 of Notes to Financial Statements for information regarding the redemptions and repurchases of debt and equity.

The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                           Three Months Ended     Six Months Ended     Twelve Months Ended
                                 June 30               June 30               June 30
                          --------------------- --------------------- ---------------------
                             1999       1998       1999       1998       1999       1998
                          ---------- ---------- ---------- ---------- ---------- ----------
Long-term debt outstand-
 ing:
 Average amount (mil-
  lions)................    $8,128     $5,696     $8,329     $5,847     $7,167     $5,973
 Average interest rate..      6.76%      7.78%      6.77%      7.71%      7.19%      7.69%
Notes payable outstand-
 ing:
 Average amount (mil-
  lions)................    $  290     $  402     $  256     $  308     $  318     $  217
 Average interest rate..      5.22%      5.88%      6.09%      5.90%      5.73%      5.95%

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements, under "AFUDC and Interest Capitalized." ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business, and as a result, began capitalizing interest in 1998. ComEd capitalized $6 million for each of the three months ended June 30, 1999 and 1998, $12 million and $8 million for the six months ended June 30, 1999 and 1998, respectively, and $32 million and $8 million for the twelve months ended June 30, 1999 and 1998, respectively, in interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended June 30, 1999 and December 31, 1998 were 2.62 and 2.67, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended June 30, 1999 and December 31, 1998 were 2.33 and 2.29, respectively.

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

  Forward-Looking Information. Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry--The 1997 Act," and in Note 2 of Notes to Financial Statements, (2) statements regarding estimated capital expenditures in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources-- UTILITY OPERATIONS--Construction Program" and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Construction Program," and "Changes in the Electric Utility Industry--Response to Regulatory Changes," (3) statements regarding the costs of decommissioning nuclear generating stations in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and in Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and

Decommissioning," (4) statements regarding cleanup costs associated with MGPs and other remediation sites in Note 21 of Notes to Financial Statements, (5) statements regarding the estimated fair value of forward energy contracts in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS-- Market Risks," (6) statements regarding the risks and uncertainties relating to Year 2000 issues set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Year 2000 Conversion," including Unicom's dependence upon the Year 2000 readiness of third parties with whom it has significant business relationships, the estimated costs of remediating or upgrading embedded systems and software that would not otherwise be replaced in accordance with Unicom's business plans, and Unicom's Year 2000 contingency planning process, (7) statements regarding the fossil plant sale in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Changes in the Electric Utility Industry--Fossil Plant Sale," "Liquidity and Capital Resources--UTILITY OPERATIONS-- Construction Program," and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Capital Resources," and in Note 4 of Notes to Financial Statements and (8) statements regarding estimates of claims and other restoration costs resulting from the July 1999 outages set forth in Note 22 of Notes to Financial Statements. Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, decommissioning costs, cleanup costs and Year 2000 conversion costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding expectations for Year 2000 readiness and Unicom's Year 2000 contingency planning process are also subject to the risk that Year 2000 remediation efforts of Unicom and other parties with whom it has significant business relationships are not successful. The statements regarding the fair value of forward energy contracts are subject to changes in generating capability and a reduction in the demand for electricity. The statement regarding the use of proceeds from the fossil plant sale is subject to the possibility that regulatory action might affect the amount and use of such proceeds and the possibility that, due to changing market conditions, Unicom and ComEd may determine that other uses of the proceeds may be in their best interest. The statements regarding estimates of claims and other restoration costs resulting from the July 1999 outages are subject to the risk that the actual amount of losses suffered by customers and restoration costs may exceed the estimated amounts. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of June 30, 1999 and December 31, 1998, and the related statements of consolidated operations, retained earnings/(deficit) and cash flows for the three-month, six-month and twelve-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of June 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1999 and 1998, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
August 13, 1999

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, six months and twelve months ended June 30, 1999 and 1998 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           Three Months Ended       Six Months Ended       Twelve Months Ended
                                 June 30                 June 30                 June 30
                          ----------------------  ----------------------  -----------------------
                             1999        1998        1999        1998        1999        1998
                          ----------  ----------  ----------  ----------  ----------  -----------
                                                (Thousands of Dollars)
Electric Operating
 Revenues...............  $1,678,983  $1,776,972  $3,207,783  $3,439,247  $6,857,078  $ 7,124,743
                          ----------  ----------  ----------  ----------  ----------  -----------
Electric Operating
 Expenses and Taxes:
 Fuel...................  $  259,639  $  241,873  $  494,473  $  464,166  $1,087,835  $ 1,067,845
 Purchased power........      98,301     279,359     169,983     452,751     465,249      636,316
 Operation..............     428,536     345,264     749,922     689,254   1,518,014    1,575,382
 Maintenance............     198,992     213,371     421,579     434,130     776,711      746,362
 Depreciation and
  amortization..........     265,334     231,008     495,103     478,766     953,940      977,193
 Taxes (except income)..     129,924     184,599     261,542     391,565     567,128      801,482
 Income taxes--
   Current--Federal.....      90,010      67,684     185,720     122,140     349,571      279,499
   --State..............      19,427      14,279      40,101      25,510      66,421       70,009
   Deferred--Federal--
    net.................     (36,356)    (12,001)    (75,375)    (19,017)    (25,598)      18,571
   --State--net.........      (7,617)     (2,028)    (15,819)     (2,591)       (691)       1,559
 Investment tax credits
  deferred--net.........      (7,021)     (6,888)    (14,042)    (14,048)    (27,723)     (29,270)
                          ----------  ----------  ----------  ----------  ----------  -----------
                          $1,439,169  $1,556,520  $2,713,187  $3,022,626  $5,730,857  $ 6,144,948
                          ----------  ----------  ----------  ----------  ----------  -----------
Electric Operating
 Income.................  $  239,814  $  220,452  $  494,596  $  416,621  $1,126,221  $   979,795
                          ----------  ----------  ----------  ----------  ----------  -----------

Other Income and
 (Deductions):
 Interest on long-term
  debt, net of interest
  capitalized...........  $ (131,599) $ (104,892) $ (270,158) $ (217,337) $ (483,424) $  (451,395)
 Interest on notes
  payable...............      (3,769)     (5,897)     (7,721)     (9,016)    (18,264)     (12,900)
 Allowance for funds
  used during
  construction..........       5,190       4,698       9,401       7,858      18,006       30,394
 Income taxes
  applicable to
  nonoperating
  activities............      (1,833)      3,324      (3,249)     17,275     (17,827)      34,830
 Provision for
  dividends on company-
  obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trusts
  holding solely the
  Company's
  subordinated debt
  securities............      (7,427)     (7,428)    (14,855)    (14,855)    (29,710)     (29,639)
 Loss on nuclear plant
  closure...............         --          --          --          --          --      (885,611)
 Income tax effect of
  nuclear plant
  closure...............         --          --          --          --          --       362,952
 Miscellaneous--net.....      29,609      (5,804)     43,948     (24,260)     74,880     (118,620)
                          ----------  ----------  ----------  ----------  ----------  -----------
                          $ (109,829) $ (115,999) $ (242,634) $ (240,335) $ (456,339) $(1,069,989)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss) before
 Extraordinary Items....  $  129,985  $  104,453  $  251,962  $  176,286  $  669,882  $   (90,194)
Extraordinary Losses,
 less Applicable Income
 Taxes..................         --          --      (27,576)        --      (27,576)    (810,335)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss).......  $  129,985  $  104,453  $  224,386  $  176,286  $  642,306  $  (900,529)
Provision for Dividends
 on Preferred and
 Preference Stocks......       3,043      14,462      18,340      29,009      46,215       58,483
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss) on
 Common Stock...........  $  126,942  $   89,991  $  206,046  $  147,277  $  596,091  $  (959,012)
                          ==========  ==========  ==========  ==========  ==========  ===========

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
                       ASSETS                            1999          1998
                       ------                         -----------  ------------
                                                       (Thousands of Dollars)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $872 million and
   $858 million, respectively)....................... $28,245,096  $27,801,246
  Less--Accumulated provision for depreciation.......  15,662,340   15,234,320
                                                      -----------  -----------
                                                      $12,582,756  $12,566,926
  Nuclear fuel, at amortized cost....................     856,379      874,979
                                                      -----------  -----------
                                                      $13,439,135  $13,441,905
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds...................... $ 2,450,974  $ 2,267,317
  Subsidiary companies...............................      51,949       48,636
  Other investments, at cost.........................      44,380       57,031
                                                      -----------  -----------
                                                      $ 2,547,303  $ 2,372,984
                                                      -----------  -----------
Current Assets:
  Cash............................................... $       233  $       219
  Temporary cash investments.........................      27,811       26,935
  Cash held to redemption of securities..............     671,233    3,062,816
  Special deposits...................................         382          271
  Receivables--
    Customers........................................   1,331,922    1,364,760
    Forward share repurchase contract................     695,530          --
    Other............................................     130,929      155,492
    Provisions for uncollectible accounts............     (63,711)     (48,008)
  Coal and fuel oil, at average cost.................     145,740      134,965
  Materials and supplies, at average cost............     239,513      229,532
  Deferred income taxes related to current assets and
   liabilities.......................................      29,881       26,486
  Prepayments and other..............................      39,648       18,387
                                                      -----------  -----------
                                                      $ 3,249,111  $ 4,971,855
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 4,432,593  $ 4,578,427
  Other..............................................      61,123       85,406
                                                      -----------  -----------
                                                      $ 4,493,716  $ 4,663,833
                                                      -----------  -----------
                                                      $23,729,265  $25,450,577
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                         June 30,    December
            CAPITALIZATION AND LIABILITIES                 1999      31, 1998
            ------------------------------              ----------- -----------
                                                        (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity.................................. $ 5,073,007 $ 5,055,854
  Preferred and preference stocks without mandatory
   redemption requirements.............................      18,827      91,479
  Preference stock subject to mandatory redemption
   requirements........................................         --       69,475
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the
   Company's subordinated debt securities*.............     350,000     350,000
  Long-term debt.......................................   7,233,302   7,677,219
                                                        ----------- -----------
                                                        $12,675,136 $13,244,027
                                                        ----------- -----------
Current Liabilities:
  Notes payable........................................ $   411,850 $   276,356
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease obligations..   1,100,113   2,226,868
  Accounts payable.....................................     486,767     605,712
  Accrued interest.....................................     148,757     178,238
  Accrued taxes........................................     296,602     165,466
  Dividends payable....................................      94,475     104,022
  Customer deposits....................................      62,889      56,954
  Accrued plant closing costs..........................      43,411      78,430
  Other................................................     131,232     149,304
                                                        ----------- -----------
                                                        $ 2,776,096 $ 3,841,350
                                                        ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes................................ $ 3,700,936 $ 3,787,978
  Nuclear decommissioning liability for retired plants.   1,252,100   1,215,400
  Accumulated deferred investment tax credits..........     544,262     562,285
  Accrued spent nuclear fuel disposal fee and related
   interest............................................     745,066     728,413
  Obligations under capital leases.....................     257,598     333,653
  Regulatory liabilities...............................     587,639     595,005
  Other................................................   1,190,432   1,142,466
                                                        ----------- -----------
                                                        $ 8,278,033 $ 8,365,200
                                                        ----------- -----------
Commitments and Contingent Liabilities (Note 21)
                                                        $23,729,265 $25,450,577
                                                        =========== ===========

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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       June 30,    December 31,
                                                         1999          1998
                                                      -----------  ------------
                                                       (Thousands of Dollars)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--213,972,307 shares and 214,057,171
    shares, respectively............................. $ 2,677,976  $ 2,677,969
  Premium on common stock and other paid-in capital..   2,207,260    2,223,706
  Capital stock and warrant expense..................     (12,894)     (15,664)
  Retained earnings..................................     211,003      176,643
  Treasury stock--264,406 shares and 178,982 shares,
   respectively......................................     (10,338)      (6,800)
                                                      -----------  -----------
                                                      $ 5,073,007  $ 5,055,854
                                                      -----------  -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, non-cumulative, without par val-
   ue--
   Outstanding--2,600 shares......................... $    16,991  $    16,991
  Preference stock, cumulative, without par value--
   Outstanding--3,000,000 shares and 13,499,549
    shares, respectively ............................      72,638      504,957
  Current redemption requirements for preference
   stock included in current liabilities.............     (72,638)    (432,320)
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--57,725 shares and 58,211 shares, re-
    spectively.......................................       1,836        1,851
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --           --
                                                      -----------  -----------
                                                      $    18,827  $    91,479
                                                      -----------  -----------
Preference Stock Subject to Mandatory Redemption Re-
 quirements:
  Preference stock, cumulative, without par value--
   Outstanding--700,000 shares and 1,720,345 shares,
    respectively..................................... $    69,475  $   171,348
  Current redemption requirements for preference
   stock included in current liabilities.............     (69,475)    (101,873)
                                                      -----------  -----------
                                                      $       --   $    69,475
                                                      -----------  -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely the
 Company's Subordinated Debt Securities.............. $   350,000  $   350,000
                                                      -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1999 through 2003--6 3/8% to 9 3/8%..... $   672,242  $ 1,080,000
    Maturing 2004 through 2013--4.40% to 8 3/8%......   1,305,400    1,485,400
    Maturing 2014 through 2023--5.85% to 9 7/8%......   1,609,442    1,981,000
                                                      -----------  -----------
                                                      $ 3,587,084  $ 4,546,400
  Transitional trust notes, due 2000 through 2008--
   5.29% to 5.74%....................................   3,260,000    3,400,000
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................      32,418       94,159
  Pollution control obligations, due 2007 through
   2014--3.45% to 5 7/8%.............................     139,200      140,700
  Other long-term debt...............................   1,056,301    1,056,346
  Deposit for retirement of long-term debt...........      (1,021)         --
  Current maturities of long-term debt included in
   current liabilities...............................    (787,985)  (1,497,706)
  Unamortized net debt discount and premium..........     (52,695)     (62,680)
                                                      -----------  -----------
                                                      $ 7,233,302  $ 7,677,219
                                                      -----------  -----------
                                                      $12,675,136  $13,244,027
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS/(DEFICIT)

                          Three Months Ended   Six Months Ended   Twelve Months Ended
                                June 30             June 30             June 30
                          -------------------  -----------------  --------------------
                            1999      1998       1999     1998      1999       1998
                          --------- ---------  -------- --------  --------  ----------
                                           (Thousands of Dollars)
Balance at Beginning of
 Period.................  $ 169,578 $ (47,579) $176,643 $(19,172) $(43,295) $1,258,599
Add--Net income/(loss)..    129,985   104,453   224,386  176,286   642,306    (900,529)
                          --------- ---------  -------- --------  --------  ----------
                          $ 299,563 $  56,874  $401,029 $157,114  $599,011  $  358,070
                          --------- ---------  -------- --------  --------  ----------
Deduct--
   Dividends declared
    on--
    Common stock........  $  85,517 $  85,694  $171,106 $171,387  $342,495  $  342,769
    Preferred and
     preference stocks..      3,043    14,419     6,085   28,966    32,437      58,135
   Preference stock
    redemption premiums.        --        --      9,984      --      9,984         --
   Other capital stock
    transactions--net...        --         56     2,851       56     3,092         461
                          --------- ---------  -------- --------  --------  ----------
                          $  88,560 $ 100,169  $190,026 $200,409  $388,008  $  401,365
                          --------- ---------  -------- --------  --------  ----------
Balance at End of Period
 (Includes $627 million
 and $360 million of
 appropriated retained
 earnings at June 30,
 1999 and 1998,
 respectively)..........  $ 211,003 $ (43,295) $211,003 $(43,295) $211,003  $  (43,295)
                          ========= =========  ======== ========  ========  ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          Three Months Ended      Six Months Ended       Twelve Months Ended
                                June 30                June 30                 June 30
                          --------------------  ----------------------  -----------------------
                            1999       1998        1999        1998        1999         1998
                          ---------  ---------  -----------  ---------  -----------  ----------
                                               (Thousands of Dollars)
Cash Flow from Operating
 Activities:
 Net income/(loss)......  $ 129,985  $ 104,453  $   224,386  $ 176,286  $   642,306   $(900,529)
 Adjustments to
  reconcile net
  income/(loss) to net
  cash provided by
  operating activities:
   Depreciation and
    amortization........    284,156    245,342      528,904    506,061    1,011,988   1,030,887
   Deferred income taxes
    and investment tax
    credits--net........    (47,937)   (20,160)    (103,198)     4,340      (44,743)   (344,933)
   Extraordinary loss
    related to write-off
    of certain net
    regulatory assets...        --         --           --         --           --      810,335
   Loss on nuclear plant
    closure.............        --         --           --         --           --      885,611
   Provisions/(payments)
    for revenue
    refunds--net........      2,635    (10,966)     (19,858)   (45,470)       2,745         --
   Equity component of
    allowance for funds
    used during
    construction........     (2,003)    (1,960)      (3,756)    (3,544)      (7,170)    (16,529)
   Provisions/(payments)
    for liability for
    separation costs--
    net.................     (1,018)      (389)      (9,798)     7,036       (7,076)     22,219
   Net effect on cash
    flows of changes in:
     Receivables........   (149,642)  (213,687)      39,687   (149,402)    (296,744)   (218,289)
     Coal and fuel oil..      7,495    (48,322)     (10,775)   (84,508)      59,432     (25,022)
     Materials and
      supplies..........     (5,841)    (2,899)      (9,981)    (6,638)      19,176      34,480
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and separation
      costs--net........     29,482    138,721     (108,067)   116,763     (112,850)    154,778
     Accrued interest
      and taxes.........    (35,359)    89,692      119,705     97,959         (913)     57,889
     Other changes in
      certain current
      assets and
      liabilities.......     26,468     34,984       54,232     51,688      143,732     247,016
   Other--net...........     45,482       (480)     126,451     57,686      114,388     122,247
                          ---------  ---------  -----------  ---------  -----------  ----------
                          $ 283,903  $ 314,329  $   827,932  $ 728,257  $ 1,524,271  $1,860,160
                          ---------  ---------  -----------  ---------  -----------  ----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(245,292) $(249,136) $  (473,708) $(420,122) $  (956,817) $ (963,904)
 Nuclear fuel
  expenditures..........    (63,862)   (34,418)    (113,947)   (94,967)    (185,147)   (189,625)
 Sales of generating
  plants................        --         --           --     177,454          --      238,245
 Equity component of
  allowance for funds
  used during
  construction..........      2,003      1,960        3,756      3,544        7,170      16,529
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --       (39,426)   (80,077)     (96,120)   (114,721)
 Other investments and
  special deposits......     (2,180)       (85)      (2,468)      (946)      (2,695)     23,651
                          ---------  ---------  -----------  ---------  -----------  ----------
                          $(309,331) $(281,679) $  (625,793) $(415,114) $(1,233,609) $ (989,825)
                          ---------  ---------  -----------  ---------  -----------  ----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Transitional trust
   notes................  $     --   $     --   $       --   $     --   $ 3,382,629  $      --
  Other long-term debt..        --         --           --         --       222,068         --
  Capital stock.........          9         91           15        224       17,043         274
 Retirement and
  redemption of
  securities--
  Transitional trust
   notes................   (140,000)       --      (140,000)       --      (140,000)        --
  Other long-term debt..     (5,355)    (8,139)  (1,058,435)  (372,183)  (1,184,443)   (532,469)
  Capital stock.........        (51)    (6,092)    (564,264)    (6,225)    (598,905)    (47,096)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............        --       3,069          --        (995)         --         (766)
 Prepayment of forward
  share repurchase
  contract..............        --         --      (662,113)       --      (662,113)        --
 Cash dividends paid on
  capital stock.........    (92,800)  (104,480)    (201,593)  (215,334)    (416,126)   (431,336)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........        --      44,861          --      61,426       39,612     130,109
 Nuclear fuel lease
  principal payments....    (48,191)  (128,823)    (101,936)  (161,009)    (196,531)   (241,566)
 Increase/(decrease) in
  short-term
  borrowings............    207,643    110,196      135,494    331,696      (77,996)    226,096
                          ---------  ---------  -----------  ---------  -----------  ----------
                          $ (78,745) $ (89,317) $(2,592,832) $(362,400) $   385,238  $ (896,754)
                          ---------  ---------  -----------  ---------  -----------  ----------
Change in Net Cash
 Balance................  $(104,173) $ (56,667) $(2,390,693) $ (49,257) $   675,900  $  (26,419)
Cash, Temporary Cash
 Investments and Cash
 Held for Redemption of
 Securities:
 Balance at Beginning
  of Period.............    803,450     80,044    3,089,970     72,634       23,377      49,796
                          ---------  ---------  -----------  ---------  -----------  ----------
 Balance at End of
  Period................  $ 699,277  $  23,377  $   699,277  $  23,377  $   699,277  $   23,377
                          =========  =========  ===========  =========  ===========  ==========

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $152 million and $133 million for the three months ended June 30, 1999 and 1998, respectively, $315 million and $270 million for the six months ended June 30, 1999 and 1998, respectively, and $562 million and $559 million for the twelve months ended June 30, 1999 and 1998, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 1999 and 1998 was as follows:

                          Three Months Ended Six Months Ended  Twelve Months Ended
                               June 30            June 30            June 30
                          ------------------------------------ -------------------
                            1999      1998     1999     1998     1999      1998
                          --------- ----------------- -------- --------- ---------
                                           (Thousands of Dollars)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $164,112  $95,583 $322,856 $246,120  $536,558  $493,127
   Income taxes (net of
    refunds)............  $ 110,028 $    506 $ 84,107 $    506 $ 385,890 $ 226,373
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $     274 $ 45,983 $  1,436 $ 63,979  $ 43,828 $ 136,618

  (2) Accounting Effects Related to the 1997 Act. See Unicom's Note 2 of Notes to Financial Statements, except for EPS information.

  (3) Rate Matters. See Unicom's Note 3 of Notes to Financial Statements.

  (4) Closure and Sale of Plants. See Unicom's Note 4 of Notes to Financial Statements, except for EPS information.

  (5) Authorized Shares and Voting Rights of Capital Stock. At June 30, 1999, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--10,510,451 shares; $1.425 convertible preferred stock-- 57,725 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

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

  In February 1999, ComEd also entered into a prepaid forward purchase agreement with Unicom for the repurchase of approximately 15 million shares of Unicom common stock. This forward purchase arrangement was amended to also include the repurchase of approximately 5.1 million shares for a total of 20.1 million shares, subsequent to the net cash settlement of the $200 million repurchase program, as described above. The repurchase arrangement, as amended, provides for final settlement no later than February 2000, on either a physical (share) basis, or a net cash basis. The terms of the repurchase agreement between ComEd and Unicom are identical to the terms of Unicom's repurchase agreement with the financial institution. The repurchase agreement between ComEd and Unicom is expected to be settled on the same basis Unicom settles its repurchase arrangements with the financial institution. The amount at which the arrangement can be settled is dependent principally upon the average market price at which Unicom common shares have been repurchased under its repurchase agreement, compared to the forward price per share. The share repurchases will not reduce shares outstanding or common stock equity, and resulting return on common equity calculations, until the date of physical settlement. ComEd does not currently anticipate that settlement will occur in 1999. The repurchase arrangement has been recorded as a receivable on the Consolidated Balance Sheets and will be adjusted at the end of each reporting period to reflect the aggregate market value of the shares deliverable under the arrangement. Consequently, the arrangement could increase earnings volatility in 1999. Unrealized gains of $20 million (after-tax) for the three months ended and $33 million (after-tax) for the six and twelve months ended June 30, 1999 have been recorded related to the arrangement.

  At June 30, 1999, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 58,879
      Conversion of warrants............................................. 25,279
                                                                          ------
                                                                          84,158
                                                                          ======

  Shares of common stock issued for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                                                  Six Months
                             Three Months Ended     Ended    Twelve Months Ended
                                  June 30          June 30         June 30
                             -------------------- ---------- -------------------
                               1999      1998     1999 1998    1999      1998
                             --------- ---------- ---- ----- --------- ---------
Conversion of $1.425 con-
 vertible preferred stock...      283       2,927 495  7,196     1,147     8,803
Conversion of warrants......       36          40  65    124       169       174
                             --------  ---------- ---  ----- --------- ---------
                                  319       2,967 560  7,320     1,316     8,977
                             ========  ========== ===  ===== ========= =========

  As of June 30, 1999 and December 31, 1998, 264,406 and 178,982 shares, respectively, of ComEd common stock were reacquired and held as treasury stock at a cost of $10 million and $7 million, respectively.

  At June 30, 1999 and December 31, 1998, 75,839 and 76,079, respectively, of common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  As of June 30, 1999 and December 31, 1998, $627 million and $580 million, respectively, of retained earnings had been appropriated for future dividend payments.

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

  (11) Long-Term Debt. See Unicom's Note 11 of Notes to Financial Statements, except for the last two paragraphs regarding Unicom Thermal and Northwind Midway's guaranteed senior Notes.

  (12) Lines of Credit. See the first paragraph of Unicom's Note 12 of Notes to Financial Statements.

  (13) Disposal of Spent Nuclear Fuel. See Unicom's Note 13 of Notes to Financial Statements.

  (14) Fair Value of Financial Instruments. See Unicom's Note 14 of Notes to Financial Statements, except for following section.

  Capitalization. The estimated fair values of preferred and preference stocks, company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the Company's subordinated debt securities, transitional trust notes and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of June 30, 1999 and December 31, 1998 were as follows:

                                   June 30, 1999                   December 31, 1998
                          --------------------------------- --------------------------------
                                     Unrealized
                           Carrying   Losses/                Carrying  Unrealized    Fair
                            Value     (Gains)    Fair Value   Value      Losses     Value
                          ---------- ----------  ---------- ---------- ---------- ----------
                                               (Thousands of Dollars)
Preferred and preference
 stocks.................  $  143,949 $   3,127   $  147,076 $  678,156  $ 11,500  $  689,656
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely the
 Company's subordinated
 debt securities........  $  350,000 $  10,975   $  360,975 $  350,000  $ 20,678  $  370,678
Transitional trust
 notes..................  $3,245,118 $ (84,814)  $3,160,304 $3,382,821  $ 67,168  $3,449,989
Long-term debt..........  $4,776,889 $ 211,504   $4,988,393 $5,791,757  $442,077  $6,233,834

  (15) Pension and Postretirement Benefits. See Unicom's Note 15 of Notes to Financial Statements.

  (16) Separation Plan Costs. See Unicom's Note 16 of Notes to Financial Statements, except for EPS information.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (17) Income Taxes. The components of the net deferred income tax liability at June 30, 1999 and December 31, 1998 were as follows:

                                                         June 30,   December 31,
                                                           1999         1998
                                                        ----------  ------------
                                                        (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................  $3,964,028   $4,007,681
 Overheads capitalized................................     137,850      140,922
 Repair allowance.....................................     228,020      233,861
 Regulatory assets recoverable through future rates...     667,728      680,356
Deferred income tax assets:
 Postretirement benefits..............................    (351,309)    (331,566)
 Unamortized investment tax credits...................    (184,732)    (191,135)
 Regulatory liabilities to be settled through future
  rates...............................................    (587,639)    (595,005)
 Nuclear plant closure................................     (24,400)     (38,354)
 Other--net...........................................    (178,491)    (145,268)
                                                        ----------   ----------
Net deferred income tax liability.....................  $3,671,055   $3,761,492
                                                        ==========   ==========

  The $90 million decrease in the net deferred income tax liability from December 31, 1998 to June 30, 1999 is comprised of an $85 million credit to net deferred income tax expense and a $5 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities for both periods, includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged/(credited) to continuing operations for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                          Three Months Ended    Six Months Ended    Twelve Months Ended
                                June 30              June 30              June 30
                          --------------------  ------------------  --------------------
                            1999       1998       1999      1998      1999       1998
                          ---------  ---------  --------  --------  ---------  ---------
                                           (Thousands of Dollars)
Electric operating in-
 come:
 Current income taxes...  $ 109,437  $  81,963  $225,821  $147,650  $ 415,992  $ 349,508
 Deferred income taxes..    (43,973)   (14,029)  (91,194)  (21,608)   (26,289)    20,130
 Investment tax credits
  deferred--net.........     (7,021)    (6,888)  (14,042)  (14,048)   (27,723)   (29,270)
Other (income) and de-
 ductions:
 Current income taxes...       (899)    (4,165)    1,769   (57,232)     9,147    (62,134)
 Deferred income taxes..      5,242        796     6,080    47,544     17,993   (337,474)
 Investment tax credits.     (2,153)       --     (3,981)   (7,472)    (8,616)   (29,997)
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes
 charged/(credited) to
 continuing operations..  $  60,633  $  57,677  $124,453  $ 94,834  $ 380,504  $ (89,237)
                          =========  =========  ========  ========  =========  =========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 1999 and 1998:

                         Three Months Ended    Six Months Ended    Twelve Months Ended
                               June 30              June 30              June 30
                         --------------------  ------------------  ---------------------
                           1999       1998       1999      1998       1999       1998
                         ---------  ---------  --------  --------  ----------  ---------
Pre-tax book
 income/(loss) (thou-
 sands).................  $190,688   $162,130  $376,415  $271,120  $1,050,386  $(179,431)
Effective income tax
 rate...................      31.8%      35.6%     33.1%     35.0%       36.2%      49.7%

  The principal differences between net income taxes charged/(credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                          Three Months Ended   Six Months Ended    Twelve Months Ended
                               June 30              June 30              June 30
                          -------------------  ------------------  --------------------
                            1999      1998       1999      1998      1999       1998
                          --------- ---------  --------  --------  ---------  ---------
                                           (Thousands of Dollars)
Federal income taxes
 computed at statutory
 rate...................  $ 66,741  $  56,745  $131,745  $ 94,892  $ 367,635  $ (62,801)
Equity component of
 AFUDC which was
 excluded from taxable
 income.................      (112)      (110)     (210)     (198)      (401)    (4,743)
Amortization of
 investment tax credits,
 net of deferred income
 taxes .................    (5,907)    (4,517)  (11,618)  (13,728)   (23,395)   (43,274)
State income taxes, net
 of federal income
 taxes..................     8,125      7,529    16,589    13,663     46,586      4,242
Unrealized gain on for-
 ward share repurchase
 contract...............    (6,891)       --    (11,696)      --     (11,696)       --
Earnings on nontax-qual-
 ified decommissioning
 fund...................    (2,768)       --     (2,768)      --      (2,768)       --
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....     1,445     (1,970)    2,411       205      4,543     17,339
                          --------  ---------  --------  --------  ---------  ---------
Net income taxes
 charged/(credited) to
 continuing operations..  $ 60,633   $ 57,677  $124,453  $ 94,834  $ 380,504  $ (89,237)
                          ========  =========  ========  ========  =========  =========

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 1999 and 1998 were as follows:

                         Three Months Ended  Six Months Ended  Twelve Months Ended
                               June 30            June 30            June 30
                         ------------------- ----------------- -------------------
                           1999      1998      1999     1998     1999      1998
                         --------- --------- -------- -------- --------- ---------
                                          (Thousands of Dollars)
Illinois public utility
 revenue................ $     402 $  44,247 $  1,897 $101,928 $  26,449 $ 222,869
Illinois invested capi-
 tal....................       --        --       --       --        --     47,486
Illinois electricity
 distribution tax.......    26,336    24,911   54,672   51,629   113,069    51,629
Municipal utility gross
 receipts...............    26,164    38,556   50,587   81,107   121,981   170,131
Real estate.............    29,479    29,229   62,506   64,360   122,776   141,976
Municipal compensation..    18,494    24,214   36,801   44,085    70,426    85,446
Energy assistance and
 renewable energy
 charge.................     8,776     8,709   17,445   16,273    33,909    16,273
Other--net..............    20,273    14,733   37,634   32,183    78,518    65,672
                         --------- --------- -------- -------- --------- ---------
                          $129,924 $ 184,599 $261,542 $391,565  $567,128 $ 801,482
                         ========= ========= ======== ======== ========= =========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  Effective August 1, 1998, as provided for by the 1997 Act, the Illinois electricity excise tax, replacing the Illinois public utility revenue tax, and certain municipal utility taxes are recorded as

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--Concluded liabilities. Previously, similar taxes were presented on the Statements of Consolidated Operations as revenue and expense. The reduction in operating revenues and taxes, except income taxes, due to the change in presentation for such taxes was approximately $50 million, $118 million and $213 million for the three months, six months and twelve months ended June 30, 1999, respectively. This change in the presentation for such taxes did not have an effect on results of operations.

  See Unicom's Note 21 for additional information regarding Illinois invested capital taxes.

  (19) Lease Obligations. See the first and second paragraphs of Unicom's Note 19 of Notes to Financial Statements.

  Future minimum rental payments at June 30, 1999 for operating leases are estimated to aggregate to $269 million, including $20 million in 1999, $38 million in 2000, $30 million in 2001, $25 million in 2002, $22 million in 2003 and $134 million in 2004-2024.

  (20) Joint Plant Ownership. See Unicom's Note 20 of Notes to Financial Statements.

  (21) Commitments and Contingent Liabilities. See Unicom's Note 21 of Notes to Financial Statements.

  (22) Subsequent Events. See Unicom's Note 22 of Notes to Financial
Statements.

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

  Liquidity and Capital Resources. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS," which is incorporated herein by this reference, except for EPS information.

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

  Forward-Looking Information. See Unicom's "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Forward-Looking Information," which is incorporated herein by this reference, except for references to Unregulated Operations.

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

  During the first half of 1999, no civil penalties were imposed on ComEd for violations of NRC regulations. There were two enforcement issues pending as of the end of the second quarter of 1999. One of these two issues was subsequently resolved on July 20, 1999, with ComEd receiving a Severity Level III violation with no civil penalty. To ComEd's knowledge, there is currently only one enforcement issue pending or under review by the NRC.

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

  On April 18, 1996, a ComEd truck struck a car that had slowed or stopped to make a turn. The truck pushed this car into oncoming traffic causing a head-on collision with a third vehicle. The driver of this third vehicle suffered extensive injuries resulting in numerous surgical procedures. On May 28, 1999, after a trial in the Circuit Court of Cook County, Illinois, a jury returned a verdict of $14 million in favor of the plaintiffs. The matter is currently on appeal. ComEd expects that insurance coverage above ComEd's $5 million self-insured retention will be available.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various federal and state agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1998 or in these Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 1999, which could have such an effect.

Item 4. Submission of Matters to a Vote of Security Holders.

  Unicom's annual meeting of shareholders was held on May 25, 1999. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                         Shares       Shares
  Nominee                                               Voted For  Withheld From
  -------                                              ----------- -------------
Edward A. Brennan..................................... 176,390,405   2,809,654
Carlos H. Cantu....................................... 172,134,699   7,065,360
James W. Compton...................................... 176,441,251   2,758,808
Bruce DeMars.......................................... 176,528,732   2,671,327
Sue L. Gin............................................ 176,536,918   2,663,141
Donald P. Jacobs...................................... 176,351,077   2,848,982
Edgar D. Jannotta..................................... 174,974,160   4,225,899
Elizabeth A. Moler.................................... 176,344,371   2,855,688
John W. Rogers........................................ 174,582,515   4,617,544
John W. Rowe.......................................... 176,582,994   2,617,065
Richard L. Thomas..................................... 176,438,130   2,761,929

  Also at the meeting, the appointment by Unicom's Board of Directors of Arthur Andersen LLP as auditors for the year 1999 was approved. A total of 176,282,157 shares voted to approve the appointment, 762,248 shares voted against the appointment and 2,155,654 shares abstained.

  In addition, amendments to the Unicom Corporation Long-Term Incentive Plan were approved at the meeting. The amendments increase the number of stock options, stock appreciation rights and performance units that can be awarded to any one individual under the plan. A total of 150,430,048 shares voted to approve the amendments, 25,625,591 shares voted against approval of the amendments and 3,144,420 shares abstained.

  Also, the material terms of performance-based incentives in performance unit awards under the Unicom Corporation Long-Term Incentive Plan were approved at the meeting. A total of 164,929,776 shares voted to approve the material terms, 10,975,984 shares voted against approval of the material terms and 3,294,299 shares abstained.

  Finally, a shareholder proposal that would have required Unicom to develop and implement programs expanding the use of energy efficiency and renewable energy resources was not approved at the meeting. A total of 10,478,211 shares voted to approve the proposal, 139,765,031 shares voted against approval of the proposal, 10,016,558 shares abstained and 18,940,259 shares were not voted.

  ComEd's annual meeting of shareholders was held on May 25, 1999. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                                       Shares
  Nominee                                                             Voted For
  -------                                                            -----------
Edward A. Brennan................................................... 213,967,856
Carlos H. Cantu..................................................... 213,967,856
James W. Compton.................................................... 213,967,856
Bruce DeMars........................................................ 213,967,856
Sue L. Gin.......................................................... 213,967,856
Donald P. Jacobs.................................................... 213,967,856
Edgar D. Jannotta................................................... 213,967,856
Elizabeth A. Moler.................................................. 213,967,856
John W. Rogers...................................................... 213,967,856
John W. Rowe........................................................ 213,967,856
Richard L. Thomas................................................... 213,967,856

  Also at the meeting, the appointment by ComEd's Board of Directors of Arthur Andersen LLP as auditors for the year 1999 was approved. A total of 213,967,856 shares voted to approve the appointment.

  In addition, amendments to the Unicom Corporation Long-Term Incentive Plan were approved at the meeting. The amendments increase the number of stock options, stock appreciation rights and performance units that can be awarded to any one individual under the plan. A total of 213,967,856 shares voted to approve the amendments.

  Also, the material terms of performance-based incentives in performance unit awards under the Unicom Corporation Long-Term Incentive Plan were approved at the meeting. A total of 213,967,856 shares voted to approve the material terms.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

      Exhibit
      Number                        Description of Exhibit
      -------  ----------------------------------------------------------------
     *+(10)    Unicom Corporation Amended and Restated Long-Term Incentive Plan
               (File No. 1-11375, Unicom Proxy Statement dated April 7, 1999,
               Exhibit A).
      (12)     Statement computing Commonwealth Edison Company ratios of
               earnings to fixed charges and ratios of earnings to fixed
               charges and preferred and preference stock dividend
               requirements.
      (23)-1   Consent of independent public accountants applicable to Unicom
               Corporation.
      (23)-2   Consent of independent public accountants applicable to
               Commonwealth Edison Company.
      (27)-1   Financial data schedule of Unicom Corporation.
      (27)-2   Financial data schedule of Commonwealth Edison Company.

  Documents indicated by an asterisk (*) are incorporated by reference to the File No. indicated. Documents indicated by a plus sign (+) identify management contracts or compensatory plans or arrangements.

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated May 27, 1999 was filed by Unicom and ComEd announcing the changes made by the Illinois General Assembly to the 1997 Restructuring Law which provided a new set of benefits for consumers, Illinois industry and the environment.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 13th day of August, 1999. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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