Form 10-Q
period 1999-09-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 1999-11-15
CIK 918040, 22606

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

               For the quarterly period ended September 30, 1999

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

Common Stock outstanding at October 31, 1999:
    Unicom Corporation                           217,516,983 shares
    Commonwealth Edison Company                  213,973,242 shares

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              Unicom Corporation
                                      and
                          Commonwealth Edison Company

                        Quarterly Reports on Form 10-Q
                   to the Securities and Exchange Commission
               for the Quarterly Period Ended September 30, 1999

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1999 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward-looking statements; and reference is made to pages 61-62 for the location and character of such statements.

                                     INDEX

                                                                          Page
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Operations for the three months, nine
     months and twelve months ended September 30, 1999 and 1998..........     5
    Consolidated Balance Sheets--September 30, 1999 and December 31,
     1998................................................................   6-7
    Statements of Consolidated Capitalization--September 30, 1999 and De-
     cember 31, 1998.....................................................     8
    Statements of Consolidated Retained Earnings/(Deficit) for the three months, nine months and twelve months ended September 30, 1999 and
     1998................................................................     9
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1999 and 1998..........    10
    Notes to Financial Statements........................................ 11-40
  Management's Discussion and Analysis of Financial Condition and Results
   of
   Operations............................................................ 41-62
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    63
    Statements of Consolidated Operations for the three months, nine
     months and twelve months ended September 30, 1999 and 1998..........    64
    Consolidated Balance Sheets--September 30, 1999 and December 31,
     1998................................................................ 65-66
    Statements of Consolidated Capitalization--September 30, 1999 and De-
     cember 31, 1998.....................................................    67
    Statements of Consolidated Retained Earnings/(Deficit) for the three months, nine months and twelve months ended September 30, 1999 and
     1998................................................................    68
    Statements of Consolidated Cash Flows for the three months, nine
     months and twelve months ended September 30, 1999 and 1998..........    69
    Notes to Financial Statements........................................ 70-75
  Management's Discussion and Analysis of Financial Condition and Results
   of
   Operations............................................................    76
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings..............................................    77
  Item 6. Exhibits and Reports on Form 8-K............................... 78-79
SIGNATURES...............................................................    80

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          Term                                  Meaning
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997, as amended
 AFUDC                  Allowance for funds used during construction
 APB                    Accounting Principles Board
 APX                    Automated Power Exchange Inc., a California company
 ARES                   Alternative Retail Electric Suppliers
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 City                   City of Chicago
 ComEd                  Commonwealth Edison Company, a Unicom subsidiary
 ComEd Funding          ComEd Funding, LLC, a ComEd subsidiary
 ComEd Funding Trust    ComEd Transitional Funding Trust, a ComEd Funding
                         subsidiary
 Congress               U.S. Congress
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 Edison Development     Edison Development Canada Inc., a ComEd subsidiary
 EEI                    Edison Electric Institute
 EME                    Edison Mission Energy, an Edison International
                         subsidiary
 EMS                    Energy Management System
 EPRI                   Electric Power Research Institute
 EPS                    Earnings/(Loss) per Common Share
 ESPP                   Employee Stock Purchase Plan
 FAC                    Fuel adjustment clause
 FASB                   Financial Accounting Standards Board
 FERC                   Federal Energy Regulatory Commission
 Fossil Plant           ComEd's six coal-fired generating plants, an oil and
                         gas-fired plant, and nine peaking unit sites
 GAAP                   Generally Accepted Accounting Principles
 ICC                    Illinois Commerce Commission
 IDR                    Illinois Department of Revenue
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 ISO                    Independent System Operator
 MAIN                   Mid-America Interconnected Network
 Merger Agreement       Agreement and Plan of Exchange and Merger, dated
                         September 22, 1999, among PECO, Unicom and Newco
 MGP                    Manufactured gas plant
 NEI                    Nuclear Energy Institute
 NEIL                   Nuclear Electric Insurance Limited
 NERC                   North American Electric Reliability Council
 Northwind Midway       Northwind Midway, LLC, a UT Holdings subsidiary
 NPL                    National Priorities List
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 PECO                   PECO Energy Company, a Pennsylvania company
 RES                    Retail Electric Supplier
 SCADA                  Supervisory Control And Data Acquisition
 SEC                    Securities and Exchange Commission
 SFAS                   Statement of Financial Accounting Standards
 SPEs                   Special purpose entities
 S&P                    Standard & Poor's
 Trusts                 ComEd Financing I and ComEd Financing II, ComEd
                         subsidiaries
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom Enterprises
                         subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 Unicom Investment      Unicom Investment Inc., a Unicom subsidiary
 Unicom Thermal         Unicom Thermal Technologies Inc., a UT Holdings
                         subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom Enterprises subsidiary

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Unicom Corporation (an Illinois corporation) and subsidiary companies as of September 30, 1999 and December 31, 1998, and the related statements of consolidated operations, retained earnings/(deficit) and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of September 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.



                                            Arthur Andersen LLP

Chicago, Illinois
November 12, 1999

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, nine months and twelve months ended September 30, 1999 and 1998 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           Three Months Ended       Nine Months Ended      Twelve Months Ended
                              September 30            September 30             September 30
                          ----------------------  ----------------------  -----------------------
                             1999        1998        1999        1998        1999        1998
                          ----------  ----------  ----------  ----------  ----------  -----------
                                          (Thousands Except Per Share Data)
Operating Revenues......  $2,084,454  $2,095,699  $5,307,972  $5,539,742  $6,871,640  $ 7,179,643
                          ----------  ----------  ----------  ----------  ----------  -----------
Operating Expenses and
 Taxes:
 Fuel...................  $  302,181  $  340,317  $  796,654  $  804,483  $1,049,699  $ 1,062,539
 Purchased power........     249,375     193,637     419,358     646,388     520,987      751,325
 Operation and
  maintenance...........     581,937     568,815   1,787,435   1,703,409   2,369,062    2,353,968
 Depreciation and
  amortization..........     202,109     232,461     700,388     713,944     929,731      963,524
 Taxes (except income)..     144,791     179,385     407,286     571,873     535,247      757,692
 Income taxes...........     181,654     187,787     305,265     303,878     354,131      339,241
 Investment tax credits
  deferred--net ........      (7,021)     (6,889)    (21,063)    (20,937)    (27,856)     (28,588)
                          ----------  ----------  ----------  ----------  ----------  -----------
                          $1,655,026  $1,695,513  $4,395,323  $4,723,038  $5,731,001  $ 6,199,701
                          ----------  ----------  ----------  ----------  ----------  -----------
Operating Income........  $  429,428  $  400,186  $  912,649  $  816,704  $1,140,639  $   979,942
                          ----------  ----------  ----------  ----------  ----------  -----------
Other Income and
 (Deductions):
 Interest on long-term
  debt, net of interest
  capitalized...........  $ (134,622) $ (111,535) $ (413,132) $ (334,929) $ (522,526) $  (454,260)
 Interest on notes
  payable...............      (5,282)     (6,170)    (13,003)    (15,186)    (17,377)     (15,817)
 Allowance for funds
  used during
  construction..........       6,581       4,467      15,982      12,325      20,121       24,217
 Income taxes
  applicable to
  nonoperating
  activities............       2,080       1,671      (1,169)     18,946     (17,418)      31,151
 Provisions for
  dividends and
  redemption premiums--
   Preferred and
    preference stocks of
    ComEd...............      (1,830)    (14,053)    (20,170)    (43,062)    (33,991)     (57,635)
   ComEd-obligated
    mandatorily
    redeemable preferred
    securities of
    subsidiary trusts
    holding solely
    ComEd's subordinated
    debt securities.....      (7,428)     (7,428)    (22,283)    (22,283)    (29,710)     (29,710)
 Loss on nuclear plant
  closure...............         --          --          --          --          --      (885,611)
 Income tax effects of
  nuclear plant
  closure...............         --          --          --          --          --       362,952
 Miscellaneous--net.....      (9,175)     (2,316)     37,492     (33,520)     67,816     (106,960)
                          ----------  ----------  ----------  ----------  ----------  -----------
                          $ (149,676) $ (135,364) $ (416,283) $ (417,709) $ (533,085) $(1,131,673)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss) before
 Extraordinary Items....  $  279,752  $  264,822  $  496,366  $  398,995  $  607,554  $  (151,731)
Extraordinary Losses,
 less Applicable Income
 Taxes..................         --          --      (27,579)        --      (27,579)    (810,335)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss).......  $  279,752  $  264,822  $  468,787  $  398,995  $  579,975  $  (962,066)
                          ==========  ==========  ==========  ==========  ==========  ===========
Earnings/(loss) per
 common share before
 extraordinary items--
 Basic..................  $     1.29  $     1.22  $     2.29  $     1.84  $     2.80  $     (0.69)
 Diluted................  $     1.28  $     1.22  $     2.28  $     1.83  $     2.79  $     (0.69)
Extraordinary losses,
 less applicable income
 taxes (basic and
 diluted)...............         --          --        (0.13)        --        (0.13)       (3.75)
Earnings/(loss) per
 common share--
 Basic..................  $     1.29  $     1.22  $     2.16  $     1.84  $     2.67  $     (4.44)
 Diluted................  $     1.28  $     1.22  $     2.15  $     1.83  $     2.66  $     (4.44)
Cash Dividends Declared
 per Common Share.......  $     0.40  $     0.40  $     1.20  $     1.20  $     1.60  $      1.60

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
                       ASSETS                            1999          1998
                       ------                        -------------  ------------
                                                       (Thousands of Dollars)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $959 million and
   $858 million, respectively)....................... $28,501,029   $27,801,246
  Less--Accumulated provision for depreciation.......  15,749,560    15,234,320
                                                      -----------   -----------
                                                      $12,751,469   $12,566,926
  Nuclear fuel, at amortized cost....................     864,229       874,979
                                                      -----------   -----------
                                                      $13,615,698   $13,441,905
                                                      -----------   -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 2,340,005   $ 2,267,317
  Subsidiary companies...............................      42,908        41,150
  Other, at cost.....................................     310,030       275,794
                                                      -----------   -----------
                                                      $ 2,692,943   $ 2,584,261
                                                      -----------   -----------
Current Assets:
  Cash............................................... $    43,300   $    28,893
  Temporary cash investments.........................      38,229        26,935
  Cash held for redemption of securities.............     606,822     3,062,816
  Special deposits...................................         382           271
  Receivables--
    Customers........................................   1,307,554     1,369,701
    Forward share repurchase contract................     678,016           --
    Other............................................     148,933       136,701
    Provisions for uncollectible accounts............     (62,718)      (48,645)
  Coal and fuel oil, at average cost.................     131,272       135,415
  Materials and supplies, at average cost............     242,342       232,246
  Deferred income taxes related to current assets and
   liabilities.......................................      30,872        24,339
  Prepayments and other..............................      37,976        20,301
                                                      -----------   -----------
                                                      $ 3,202,980   $ 4,988,973
                                                      -----------   -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 4,473,652   $ 4,578,427
  Other..............................................     113,031        96,907
                                                      -----------   -----------
                                                      $ 4,586,683   $ 4,675,334
                                                      -----------   -----------
                                                      $24,098,304   $25,690,473
                                                      ===========   ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     September 30,  December 31,
            CAPITALIZATION AND LIABILITIES                1999         1998
            ------------------------------           -------------  ------------
                                                        (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,296,088  $ 5,099,444
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........       1,829       74,488
    Subject to mandatory redemption requirements......         --        69,475
  ComEd-obligated mandatorily redeemable preferred se-
   curities of subsidiary trusts holding solely
   ComEd's subordinated debt securities*..............     350,000      350,000
  Long-term debt......................................   7,195,732    7,792,502
                                                       -----------  -----------
                                                       $12,843,649  $13,385,909
                                                       -----------  -----------
Current Liabilities:
  Notes payable....................................... $   448,750  $   292,963
  Current portion of long-term debt, redeemable pref-
   erence stock
   and capitalized lease obligations of subsidiary
   companies..........................................   1,292,606    2,314,443
  Accounts payable....................................     499,405      604,936
  Accrued interest....................................     131,174      180,674
  Accrued taxes.......................................     274,210      134,976
  Dividends payable...................................      90,859      105,133
  Customer deposits...................................      62,211       56,954
  Accrued plant closing costs.........................      15,198       78,430
  Other...............................................     137,476      155,262
                                                       -----------  -----------
                                                       $ 2,951,889  $ 3,923,771
                                                       -----------  -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 3,719,866  $ 3,805,460
  Nuclear decommissioning liability for retired
   plants.............................................   1,266,900    1,215,400
  Accumulated deferred investment tax credits.........     535,089      562,285
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     753,926      728,413
  Obligations under capital leases of subsidiary com-
   panies.............................................     213,736      333,653
  Regulatory liabilities..............................     599,739      595,005
  Other...............................................   1,213,510    1,140,577
                                                       -----------  -----------
                                                       $ 8,302,766  $ 8,380,793
                                                       -----------  -----------
Commitments and Contingent Liabilities (Note 21)
                                                       $24,098,304  $25,690,473
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                     September 30,  December 31,
                                                         1999          1998
                                                     -------------  ------------
                                                        (Thousands of Dollars)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--217,443,205 shares and 217,094,560
    shares, respectively.............................. $ 4,958,853  $ 4,966,630
  Preference stock expense of ComEd...................         (72)      (3,199)
  Retained earnings...................................     347,402      142,813
  Treasury stock--264,406 shares and 178,982 shares,
   respectively.......................................     (10,095)      (6,800)
                                                       -----------  -----------
                                                       $ 5,296,088  $ 5,099,444
                                                       -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--No shares and 13,499,549 shares,
      respectively.................................... $       --   $   504,957
    Current redemption requirements for preference
     stock included in current liabilities............         --      (432,320)
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--57,526 shares and 58,211 shares,
      respectively....................................       1,829        1,851
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding............................         --           --
                                                       -----------  -----------
                                                       $     1,829  $    74,488
                                                       -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--700,000 shares and 1,720,345 shares,
      respectively ................................... $    69,475  $   171,348
    Current redemption requirements for preference
     stock included
     in current liabilities...........................     (69,475)    (101,873)
                                                       -----------  -----------
                                                       $       --   $    69,475
                                                       -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely
 ComEd's Subordinated Debt Securities................. $   350,000  $   350,000
                                                       -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1999 through 2003--6 3/8% to 9 3/8%...... $   672,245  $ 1,080,000
    Maturing 2004 through 2013--4.40% to 8 3/8%.......   1,305,400    1,485,400
    Maturing 2014 through 2023--5.85% to 9 7/8%.......   1,609,443    1,981,000
                                                       -----------  -----------
                                                       $ 3,587,088  $ 4,546,400
  Transitional trust notes, due 2000 through 2008--
   5.29% to 5.74%.....................................   3,162,955    3,400,000
  Sinking fund debentures, due 1999 through 2011--2
   3/4% to 7 5/8%.....................................      31,383       94,159
  Pollution control obligations, due 2007 through
   2014--3.75% to 5 7/8%..............................     139,200      140,700
  Other long-term debt................................   1,390,738    1,259,204
  Current maturities of long-term debt included in
   current liabilities................................  (1,064,841)  (1,585,281)
  Unamortized net debt discount and premium...........     (50,791)     (62,680)
                                                       -----------  -----------
                                                       $ 7,195,732  $ 7,792,502
                                                       -----------  -----------
                                                       $12,843,649  $13,385,909
                                                       ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS/(DEFICIT)

                          Three Months Ended   Nine Months Ended  Twelve Months Ended
                             September 30        September 30        September 30
                          -------------------  -----------------  -------------------
                            1999      1998       1999     1998      1999      1998
                          --------- ---------  -------- --------  -------- ----------
                                           (Thousands of Dollars)
Balance at Beginning of
 Period.................  $ 156,743 $ (60,832) $142,813 $(21,184) $117,109 $1,426,479
Add--Net income/(loss)..    279,752   264,822   468,787  398,995   579,975   (962,066)
                          --------- ---------  -------- --------  -------- ----------
                          $ 436,495 $ 203,990  $611,600 $377,811  $697,084 $  464,413
                          --------- ---------  -------- --------  -------- ----------
Deduct--
   Cash dividends
    declared on
    common stock........  $  86,979 $  86,842  $260,760 $260,355  $347,566 $  346,965
   Other capital stock
    transactions--net...      2,114        39     3,438      347     2,116        339
                          --------- ---------  -------- --------  -------- ----------
                          $  89,093 $  86,881  $264,198 $260,702  $349,682 $  347,304
                          --------- ---------  -------- --------  -------- ----------
Balance at End of Period
 (Includes $702 million
 and $470 million of
 appropriated retained
 earnings at September
 30, 1999 and 1998,
 respectively)..........  $ 347,402 $ 117,109  $347,402 $117,109  $347,402 $  117,109
                          ========= =========  ======== ========  ======== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          Three Months Ended      Nine Months Ended       Twelve Months Ended
                             September 30           September 30             September 30
                          --------------------  ----------------------  ------------------------
                            1999       1998        1999        1998        1999         1998
                          ---------  ---------  -----------  ---------  -----------  -----------
                                               (Thousands of Dollars)
Cash Flow from Operating
 Activities:
 Net income/(loss)......  $ 279,752  $ 264,822  $   468,787  $ 398,995  $   579,975  $  (962,066)
 Adjustments to
  reconcile net
  income/(loss) to net
  cash provided by
  operating activities:
   Depreciation and
    amortization........    210,648    246,815      742,432    755,593      976,815    1,018,754
   Deferred income taxes
    and investment tax
    credits--net........    (10,983)   (10,773)    (109,303)    (4,647)     (35,026)    (348,512)
   Extraordinary loss
    related to write-off
    of certain net
    regulatory assets...        --         --           --         --           --       810,335
   Loss on nuclear plant
    closure.............        --         --           --         --           --       885,611
   Provisions/(payments)
    for revenue
    refunds--net........     (2,439)       --       (22,297)   (45,470)         306          --
   Equity component of
    allowance for funds
    used during
    construction........     (2,243)    (1,814)      (5,999)    (5,358)      (7,600)     (12,570)
   Provisions/(payments)
    for liability for
    separation costs--
    net.................     (1,746)    (9,853)     (11,544)    (2,817)       1,029      (11,779)
   Net effect on cash
    flows of changes in:
     Receivables........     15,208   (292,026)      48,085   (435,280)      13,931     (509,733)
     Coal and fuel oil..     14,753     52,848        4,143    (31,660)      21,052       (7,878)
     Materials and
      supplies..........     (2,829)    13,452      (10,096)     1,559        8,150       42,996
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and separation
      costs--net........     10,016   (124,957)     (92,907)   (23,915)      26,894       67,779
     Accrued interest
      and taxes.........      3,198    100,645      107,785    183,672     (123,605)      42,009
     Other changes in
      certain current
      assets and
      liabilities.......     37,883     29,731       89,881     83,382      152,030      188,004
   Other--net...........    (10,811)    31,410      111,496     76,249       58,954      104,423
                          ---------  ---------  -----------  ---------  -----------  -----------
                          $ 540,407  $ 300,300  $ 1,320,463  $ 950,303  $ 1,672,905  $ 1,307,373
                          ---------  ---------  -----------  ---------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(271,921) $(202,930) $  (752,614) $(635,668) $(1,042,735) $  (983,117)
 Nuclear fuel
  expenditures..........    (90,926)   (28,616)    (204,873)  (123,583)    (247,458)    (151,686)
 Sales of generating
  plants................        --         --           --     177,454          --       238,245
 Equity component of
  allowance for funds
  used during
  construction..........      2,243      1,814        5,999      5,358        7,600       12,570
 Contributions to
  nuclear
  decommissioning
  funds.................        --         --       (39,426)   (80,077)     (96,120)    (114,721)
 Other investments and
  special deposits......    (26,644) $  (6,001)     (39,345)   (10,863)     (47,603)      10,083
                          ---------  ---------  -----------  ---------  -----------  -----------
                          $(387,248) $(235,733) $(1,030,259) $(667,379) $(1,426,316) $  (988,626)
                          ---------  ---------  -----------  ---------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Transitional trust
   notes................  $     --   $     --   $       --   $     --   $ 3,382,629  $       --
  Other long-term debt..     98,025    347,068      161,155    382,068      161,357      387,068
  Capital stock.........      3,763      4,141        8,175     10,908       13,912       17,246
 Retirement and
  redemption of
  securities--
  Transitional trust
   notes................    (97,045)       --      (237,045)       --      (237,045)         --
  Other long-term debt..    (28,017)  (151,008)  (1,089,027)  (525,656)  (1,179,228)    (585,660)
  Capital stock.........    (75,034)   (24,270)    (639,298)   (30,495)    (649,669)     (34,066)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............        --         995          --         --           --           --
 Prepayment of forward
  share repurchase
  contract..............        --         --      (662,113)       --      (662,113)         --
 Cash dividends paid on
  common stock..........    (86,915)   (86,763)    (260,585)  (260,111)    (347,428)    (346,678)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........        --      39,612          --     101,038          --       146,768
 Nuclear fuel lease
  principal payments....    (55,610)   (43,321)    (157,546)  (204,330)    (208,820)    (246,681)
 Increase/(decrease) in
  short-term
  borrowings............     36,900    (81,200)     155,787    250,496       40,104      365,896
                          ---------  ---------  -----------  ---------  -----------  -----------
                          $(203,933) $   5,254  $(2,720,497) $(276,082) $   313,699  $  (296,107)
                          ---------  ---------  -----------  ---------  -----------  -----------
Change in Net Cash
 Balance................  $ (50,774) $  69,821  $(2,430,293) $   6,842  $   560,288  $    22,640
Cash, Temporary Cash
 Investments and Cash
 Held for Redemption of
 Securities:
   Balance at Beginning
    of Period...........    739,125     58,242    3,118,644    121,221      128,063      105,423
                          ---------  ---------  -----------  ---------  -----------  -----------
   Balance at End of
    Period..............  $ 688,351  $ 128,063  $   688,351  $ 128,063  $   688,351  $   128,063
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

  Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the transition to a new customer information and billing system, a larger portion of customer revenues and net receivables has been based on estimates since July 1998 than in previous periods.

  Regulation. ComEd is subject to regulation as to accounting and ratemaking policies and practices by the ICC and FERC. ComEd's accounting policies and the accompanying consolidated financial statements conform to GAAP applicable to rate-regulated enterprises for the non-generation portion of its business, including the effects of the ratemaking process in accordance with SFAS
No. 71, Accounting for the Effects of Certain Types of Regulation. Such effects on the non-generation portion of its business concern mainly the time at which various items enter into the determination of operating results in order to follow the principle of matching costs with the applicable revenues collected from or returned to customers through future rates. See Note 3 for information regarding the write-off of generation-related regulatory assets and liabilities in December 1997.

  ComEd's investment in generation-related net utility plant, not subject to cost-based rate regulation, including construction work in progress and nuclear fuel, and excluding the decommissioning costs included in the accumulated provision for depreciation was $9.2 billion as of September 30, 1999 and December 31, 1998. See "Regulatory Assets and Liabilities" below regarding the plant impairment recorded by ComEd in the second quarter of 1998.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at September 30, 1999 and December 31, 1998 were as follows:

                           September 30, December 31,
                               1999          1998
                           ------------- ------------
                             (Thousands of Dollars)
Regulatory assets:
  Impaired production
   plant..................  $2,856,254    $2,955,154
  Deferred income taxes
   (1)....................     678,583       680,356
  Nuclear decommissioning
   costs--Dresden Unit 1..     206,803       255,031
  Nuclear decommissioning
   costs--Zion Units 1 and
   2......................     514,052       443,130
  Coal reserves...........     178,038       197,975
  Unamortized loss on re-
   acquired debt (2)......      39,922        46,781
                            ----------    ----------
                            $4,473,652    $4,578,427
                            ==========    ==========
Regulatory liabilities:
  Deferred income taxes
   (1)....................  $  599,739    $  595,005
                            ==========    ==========

--------
(1) Recorded in compliance with SFAS No. 109, Accounting for Income Taxes, for non-generation related temporary differences.
(2) Amortized over the remaining lives of the non-generation related long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

  ComEd performed a SFAS No. 121 impairment analysis in 1998 which concluded that future revenues, excluding the collection of the CTC expected to be recovered from electric supply services, would be insufficient to cover the costs of certain of its generating assets. Because future regulated cash flows, which include the CTC, tariff revenues and gains from the disposition of assets, are expected to provide recovery of the impaired plant assets, a regulatory asset was recorded for the same amount. This regulatory asset is currently being amortized as it is recovered through regulated cash flows and, along with the coal reserves regulatory asset, is expected to be substantially recovered at the completion of the fossil plant sale. See Note 3 for additional information regarding amortization of regulatory assets with respect to limits on ComEd's earnings due to statutory sharing provisions. See
Note 4 for additional information regarding the fossil plant sale.

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

  Depreciation, Amortization of Regulatory Assets and Decommissioning. Depreciation, amortization of regulatory assets and decommissioning for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                          Three Months Ended  Nine Months Ended Twelve Months Ended
                             September 30       September 30       September 30
                          ------------------- ----------------- -------------------
                            1999      1998      1999     1998     1999      1998
                          --------- --------- -------- -------- --------- ---------
                                           (Thousands of Dollars)
Depreciation expense....   $180,598 $ 178,788 $538,623 $612,161 $ 714,518 $ 830,767
Amortization of
 regulatory assets......        556    32,718   98,900   32,718   131,393    36,536
                          --------- --------- -------- -------- --------- ---------
                          $ 181,154 $ 211,506 $637,523 $644,879 $ 845,911 $ 867,303
Decommissioning expense.     20,955    20,955   62,865   69,065    83,820    96,221
                          --------- --------- -------- -------- --------- ---------
                          $ 202,109 $ 232,461 $700,388 $713,944 $ 929,731 $ 963,524
                          ========= ========= ======== ======== ========= =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Provisions for depreciation, including nuclear plant, were at average annual rates of average depreciable utility plant and equipment for the three months, nine months and twelve months ended September 30, 1999 and 1998 as follows:

                         Three Months Ended    Nine Months Ended   Twelve Months Ended
                            September 30         September 30         September 30
                         --------------------  ------------------  --------------------
                           1999       1998       1999      1998      1999       1998
                         ---------  ---------  --------  --------  ---------  ---------
Average annual
 depreciation rates.....      2.65%      2.74%     2.65%     3.12%      2.67%      3.18%

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

  Nuclear plant decommissioning costs generally are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations--Depreciation, Amortization and Decommissioning," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry's method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each generating station currently operating. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's ten operating units have remaining current NRC license lives ranging from 7 to 28 years. ComEd's Zion Station and its first nuclear unit, Dresden Unit 1, are retired and are expected to be dismantled beginning in the years 2014 and 2011, respectively, which is consistent with the regulatory treatment for the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.4 billion in current-year (1999) dollars, including a contingency allowance. This estimate includes $588 million of non-radiological costs, which are included in ComEd's proposed rider for recovery, as discussed below. ComEd's decommissioning cost expenditures at the end of the units' operating lives are estimated to total approximately $13.8 billion. These expenditures will occur primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The current estimated decommissioning costs include a contingency allowance, but, except at Dresden Unit 1, exclude

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES amounts for alternative spent fuel storage installations, which may be necessary to store spent fuel during the period beginning at the end of the NRC license lives of the plants to the date when the DOE accepts the spent fuel for permanent storage. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. In February 1998, the ICC authorized a reduction in the annual decommissioning cost accrual from $109 million to $84 million. The reduction primarily reflected stronger than expected after-tax returns on the external trust funds and lower than expected escalation in low-level waste disposal costs, partially offset by the higher current-year cost estimates, including a contingency allowance.

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

  The proposed annual decommissioning cost accrual of $130 million was determined using the following assumptions: the decommissioning cost estimate of $5.4 billion in current-year (1999) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.49% and 6.83%, respectively, and an escalation rate for future decommissioning costs of 4.84%. The proposed annual accrual provided over the current NRC license lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate to approximately $13.8 billion.

  For the ten operating nuclear units, decommissioning cost accruals are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Operations and the Consolidated Balance Sheets, respectively, as such costs are recovered through rates. As of September 30, 1999, the total decommissioning costs included in the accumulated provision for depreciation were $1,938 million.

  For ComEd's retired nuclear units, the total estimated liability for nuclear decommissioning in current-year (1999) dollars is recorded as a noncurrent liability. The unrecovered portion of the liability is recorded as a regulatory asset. The nuclear decommissioning liability for retired plants as of September 30, 1999 was as follows:

                                                               Zion
                                                    Dresden   Units
                                                     Unit 1  1 and 2    Total
                                                    -------- -------- ----------
                                                       (Thousands of Dollars)
Amounts recovered through rates and investment
 fund earnings....................................  $118,497 $427,548 $  546,045
Unrecovered portion of the liability..............   206,803  514,052    720,855
                                                    -------- -------- ----------
 Nuclear decommissioning liability for retired
  plants..........................................  $325,300 $941,600 $1,266,900
                                                    ======== ======== ==========

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts. Consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. The fair value of funds accumulated in the external trusts at September 30,

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

1999 was $2,340 million, which includes pre-tax unrealized appreciation of $573 million. The earnings on the external trusts for operating plants accumulate in the fund balance and accumulated provision for depreciation. Nuclear decommissioning funding as of September 30, 1999 was as follows:

                                                          (Thousands of Dollars)
Amounts recovered through rates and investment fund
 earnings for operating plants (included in the accumu-
 lated provision for depreciation)......................        $1,937,533
Amounts recovered through rates and investment fund
 earnings for retired plants............................           546,045
Less past accruals not yet contributed to the trusts....           143,573
                                                                ----------
 Fair value of external trust funds.....................        $2,340,005
                                                                ==========

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of September 30, 1999. It includes the City, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately 30 percent of its ultimate consumer revenues for the three months, nine months and twelve months ended September 30, 1999. ComEd had approximately 3.5 million electric customers at September 30, 1999.

  As a result of the implementation of a new customer billing and information system in July 1998, billing and collection delays have temporarily increased accounts receivable from customers and decreased cash flow from operations as compared to normal levels. ComEd has recorded increased provisions for uncollectible accounts to recognize the estimated portion of the receivables that are not expected to be recoverable. Such provisions increased O&M expenses by $25 million in the nine-month period ended September 30, 1999 and $35 million for the twelve-month period ended September 30, 1999. Although ComEd has undertaken significant steps to reduce the billing and collection delays, limited delays continue and further increases to the provision for uncollectible accounts may be required in future periods. See "Use of Estimates" above for additional information regarding ComEd's revenues and net receivables.

  See Notes 3 and 18 for additional information.

  Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through base rates. See Note 13 for additional information concerning the disposal of spent nuclear fuel, one-time fee and interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $107 million and $92 million for the three months ended September 30, 1999 and 1998, respectively, $288 million and $233 million for the nine months ended September 30, 1999 and 1998, respectively, and $372 million and $301 million for the twelve months ended September 30, 1999 and 1998, respectively.

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

  AFUDC and Interest Capitalized. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program for the non-generation portion of its business. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 7.87% and 8.18% for the three months ended September 30, 1999 and 1998, respectively, 7.85% and 8.41% for the nine months ended September 30, 1999 and 1998, respectively, and 7.92% and 8.76% for the twelve months ended September 30, 1999 and 1998, respectively. ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business, and as a result began capitalizing interest in 1998. ComEd capitalized $4 million and $6 million for the three months ended September 30, 1999 and 1998, respectively, $16 million and $14 million for the nine months ended September 30, 1999 and 1998, respectively, and $31 million and $14 million for the twelve months ended September 30, 1999 and 1998, respectively, in interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $160 million and $135 million for the three months ended September 30, 1999 and 1998, respectively, $484 million and $412 million for the nine months ended September 30, 1999 and 1998, respectively, and $611 million and $557 million for the twelve months ended September 30, 1999 and 1998, respectively.

  Debt Discount, Premium and Expense. Discount, premium and expense on long-term debt of ComEd are being amortized over the lives of the respective issues.

  Loss on Reacquired Debt. Consistent with regulatory treatment, the net loss from ComEd's reacquisition, in connection with the refinancing of first mortgage bonds, sinking fund debentures and pollution control obligations prior to their scheduled maturity dates, is deferred and amortized over the lives of the long-term debt issued to finance the reacquisition for non-generation related financings. See "Regulatory Assets and Liabilities" above and Note 3 for additional information.

  Stock Option Awards/Employee Stock Purchase Plan. Unicom has elected to adopt SFAS No. 123, Accounting for Stock-Based Compensation, for disclosure purposes only. Unicom accounts for its stock option awards and ESPP under APB Opinion No. 25, Accounting for Stock Issued to Employees. See Note 7 for additional information.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Average Common Shares Outstanding. Under the provisions of SFAS No. 128, Earnings per Share, Unicom has presented basic and diluted EPS on the Statements of Consolidated Operations for the three months, nine months and twelve months ended September 30, 1999 and 1998. The number of average outstanding common shares used to compute basic and diluted EPS for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                                                Nine Months
                          Three Months Ended  Ended September Twelve Months Ended
                             September 30           30           September 30
                          ------------------- --------------- -------------------
                            1999      1998     1999    1998     1999      1998
                          --------- --------- ------- ------- --------- ---------
                                           (Thousands of Shares)
Average Number of Common
 Shares Outstanding:
 Average Number of Com-
  mon Shares--Basic.....    217,375   217,024 217,231 216,876   217,208   216,779
 Potentially Dilutive
  Common Shares--Trea-
  sury Method:
   Stock Options........        801       647     777     583       777       529
   Other Convertible
    Securities..........         89        90      89      90        89        90
                          --------- --------- ------- ------- --------- ---------
 Average Number of Com-
  mon Shares--Diluted...    218,265   217,761 218,097 217,549   218,074   217,398
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Cash Held for Redemption of Securities. As of September 30, 1999, the cash held for redemption of securities reported on the Consolidated Balance Sheets includes $536 million in unused cash proceeds from the issuance of the transitional trust notes and $71 million of escrowed cash and pending instrument funding charges collected from ComEd customers to be applied to the principal and interest payment on the transitional trust notes. See Note 3 for additional information.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1999 and 1998 was as follows:

                          Three Months Ended Nine Months Ended Twelve Months Ended
                            September  30      September 30       September  30
                          ------------------------------------ -------------------
                            1999      1998     1999     1998     1999      1998
                          --------- ----------------- -------- --------- ---------
                                           (Thousands of Dollars)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $158,363  $98,722 $485,881 $352,057  $572,934  $451,027
   Income taxes (net of
    refunds)............  $ 140,915 $ 23,040 $225,022 $ 23,546 $ 484,873 $ 206,663
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease
  obligations incurred
  by subsidiary
  companies.............  $     189  $40,954 $  1,625 $104,933 $   3,062 $ 152,812

  (2) Merger Agreement. On September 22, 1999, Unicom and PECO, along with a wholly-owned subsidiary of PECO, Newco, entered into a definitive Merger Agreement providing for a merger of equals. The Merger Agreement has been unanimously approved by Unicom and PECO's Boards of Directors. The merger is conditioned, among other things, upon the approvals of the shareholders of both companies and is subject to approval by various regulatory bodies.

  Under the Merger Agreement, PECO and ComEd will become the principal utility subsidiaries of Newco. This result will be achieved by a mandatory exchange of the outstanding common stock of PECO for common stock of Newco or cash, subject to proration, and a merger of Unicom with and into Newco wherein holders of Unicom common stock will exchange their shares for Newco common stock or cash, subject to proration. The merger transaction will be accounted for as a purchase of Unicom by PECO.

  (3) Accounting Effects Related to the 1997 Act. In December 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act was amended in June 1999.

  As a result of the 1997 Act and FERC rules, prices for the supply of electric energy are expected to transition from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act provides for, among other things, gradual customer access to other electric suppliers or a power purchase option which allows the purchase of electric energy from ComEd at market based prices, and the collection of a CTC from customers who choose to purchase electric energy from a RES or elect the power purchase option during a transition period that extends through 2006. Effective October 1, 1999, the CTC was established in accordance with a formula defined in the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions. See Note 4 for additional information.

  Access for non-residential customers will occur over a period from October 1999 to December 31, 2000, and access for residential customers will occur after May 1, 2002. On October 1, 1999, more than 41,000 non-residential customers became eligible to choose their electric supplier or elect the purchase power option. As of November 1, 1999, over 2,250 non-residential customers, representing approximately five percent of ComEd's 1998 retail kilowatthour sales, elected to receive their electric energy from a RES or chose the purchase power option. As a result of the collection of CTC's from customers who choose to receive their electric energy from a RES or elect the purchase power option, ComEd does not expect these elections to have a material effect on its results of operations in the near term.

  Utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select a RES can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. The ICC issued orders in August and September approving, with modifications, ComEd's delivery service tariffs.

  The 1997 Act also provides for a 15% residential base rate reduction which became effective August 1, 1998 and an additional 5% residential base rate reduction in October 2001.

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to utility earnings. Increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, were, as required, used to redeem $1,021 million of long-term debt and $607 million of preference stock in 1999 and reduce $500 million of ComEd's outstanding short-term debt. During the first nine months of 1999, ComEd recorded an extraordinary loss related to the early redemptions of such long-term debt, which reduced net income on common stock by approximately $28 million (after-tax), or $0.13 per common share (diluted). ComEd also recorded $10 million (after-tax), or $0.04 per common share (diluted), for premiums paid in connection with the redemption of such preference stock. The preference stock premiums were included in the provision for dividends for preference stocks of ComEd on the Statements of Consolidated Operations. In addition, Unicom has announced plans to repurchase approximately $750 million of Unicom common stock using the proceeds it will receive from ComEd's repurchase of its common stock held by Unicom. The remaining proceeds from the issuance of the transitional trust notes will be used for the payment of fees and additional debt and equity redemptions and repurchases. See Note 6 for additional information regarding Unicom's share repurchase plans.

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

  The write-off included a liability for estimated future closing costs associated with the retirement of Zion Station, excluding severance costs, resulting in a charge of $117 million (after-tax). ComEd has

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES recorded reductions to the expected liability for future closing costs of $14 million (after-tax), or $0.07 per common share (diluted), and $15 million (after-tax), or $0.07 per common share (diluted), during the first nine months of 1999 and in the year 1998, respectively, to reflect employees being reassigned or removed from the payroll sooner than anticipated, and lower support costs and use of contractors. See Note 16 for information regarding costs of voluntary employee separation plans.

  ComEd completed the sale of its State Line and Kincaid coal-fired generating stations (representing 1,598 megawatts of generating capacity) in December 1997 and February 1998, respectively. The net proceeds of the sales, after income tax effects and closing costs, were approximately $190 million. The proceeds were used to retire or redeem existing debt in the first quarter of 1998. ComEd has entered into 15-year purchased power agreements for the output of the stations.

  On March 22, 1999, ComEd entered into an Asset Sale Agreement providing for the sale of substantially all of its fossil generating assets to EME for a cash purchase price of $4.813 billion. The fossil generating assets represent an aggregate generating capacity of approximately 9,772 megawatts. Completion of the sale is subject to certain regulatory filings and approvals and is expected to occur during the fourth quarter of 1999. The ICC approved the fossil plant sale on August 3, 1999, and FERC issued its approval on November 8, 1999.

  Just prior to the consummation of the fossil plant sale, ComEd expects to transfer these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment will pay ComEd consideration totaling $4.813 billion in the form of a Demand Note in the amount of approximately $2.350 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment will immediately sell the fossil plant assets to EME, in consideration of which Unicom Investment will receive $4.813 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment will pay the $2.350 billion aggregate principal due to ComEd under the Demand Note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities, including the merger with PECO. Of the cash received by ComEd, $1.680 billion is expected to be used to pay the costs and taxes associated with the fossil plant sale. The remainder of the Demand Note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

  The sale is expected to produce an after-tax gain of approximately $1.6 billion, after settling commitments associated with certain coal contracts, recognizing employee-related costs and funding certain environmental initiatives. The gain on the sale will be utilized to substantially recover certain regulatory assets and as a result, the sale is not expected to have a significant impact on net income in 1999. See Note 1, under "Regulatory Assets and Liabilities," for additional information.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (5) Authorized Shares, Voting Rights and Stock Rights of Capital Stock. At September 30, 1999, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at September 30, 1999 were: preference stock--7,510,451 shares; $1.425 convertible preferred stock--57,526 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

  Pursuant to a plan adopted by the Unicom Board of Directors on February 2, 1998, each share of Unicom's common stock carries the right (referred to herein as a "Right") to purchase one-thousandth of one share of Unicom's common stock at a purchase price of $100 per whole share of common stock, subject to adjustment. The plan was amended on September 22, 1999 to render the Rights inapplicable to the transactions contemplated by the Merger Agreement. The Rights are tradable only with Unicom's common stock until they become exercisable. The Rights become exercisable upon the earlier of ten days following a public announcement that a person (an "Acquiring Person") has acquired 15% or more of Unicom's outstanding common stock or ten business days (or such later date as may be determined by action of the Board of Directors) following the commencement of a tender or exchange offer which, if consummated, would result in a person or group becoming an Acquiring Person. The Rights are subject to redemption by Unicom at a price of $0.01 per Right, subject to certain limitations, and will expire on February 2, 2008. If a person or group becomes an Acquiring Person, each holder of a Right will thereafter have the right to receive, upon exercise, Unicom common stock at a 50% discount from the then current market price. If Unicom is acquired in a merger or other business combination transaction in which Unicom is not the survivor, or 50% or more of Unicom's assets or earning power is sold or transferred, each holder of a Right shall then have the right to receive, upon exercise, common stock of the acquiring company at a 50% discount from the then current market price of such common stock. Rights held by an Acquiring Person become void upon the occurrence of such events.

  (6) Common Equity. In the fourth quarter of 1998, Unicom entered into a forward purchase arrangement for the repurchase of $200 million of its common stock. This contract, which was accounted for as an equity instrument as of December 31, 1998, was settled on a net cash basis in February 1999, resulting in a $16 million reduction to common stock equity on the Consolidated Balance Sheets.

  In February 1999, Unicom also entered into a prepaid forward purchase agreement with a financial institution for the repurchase of approximately 15 million shares of Unicom common stock. This forward purchase arrangement was amended to also include the repurchase of approximately 5.1 million shares for a total of 20.1 million shares, subsequent to the net cash settlement of the $200 million repurchase program, as described above. The repurchase arrangement, as amended, provides for final settlement no later than February 2000, on either a physical (share) basis, or a net cash basis. The amount at which the arrangement can be settled is dependent principally upon the average market price at which the financial institution purchases such shares, compared to the forward price per share. The share repurchases will not reduce shares outstanding for purposes of EPS calculations or reduce common stock equity, and resulting return on common equity calculations, until the date of physical settlement. Unicom does not currently anticipate that settlement will occur in 1999. The repurchase

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES arrangement has been recorded as a receivable on the Consolidated Balance Sheets and has been adjusted at the end of each reporting period to reflect the aggregate market value of the shares deliverable under the arrangement. Consequently, the arrangement has increased earnings volatility in 1999. An unrealized loss of $18 million (after-tax), or $0.08 per common share (diluted), for the three months ended September 30, 1999 and net unrealized gains of $16 million (after-tax), or $0.07 per common share (diluted), for the nine and twelve months ended September 30, 1999 have been recorded related to the arrangement.

  At September 30, 1999, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 2,295,078
      Employee Stock Purchase Plan....................................   368,171
      Shareholder Rights Plan.........................................   400,000
      Exchange for ComEd common stock not held by Unicom..............    88,526
      1996 Directors' Fee Plan........................................   163,893
                                                                       ---------
                                                                       3,315,668
                                                                       =========

  Common stock issued for the three months, nine months and twelve months ended September 30, 1999 and 1998 was as follows:

                          Three Months Ended   Nine Months Ended    Twelve Months Ended
                             September 30         September 30          September 30
                          -------------------  -------------------  --------------------
                            1999      1998       1999       1998       1999      1998
                          --------- ---------  ---------  --------  ---------- ---------
Shares of Common Stock
 Issued:
 Long-Term Incentive
  Plan..................    154,971   167,847    388,186   371,638     510,850   534,598
 Employee Stock Purchase
  Plan..................        --        --      45,126    52,512      86,884   133,551
 Exchange for ComEd com-
  mon stock not held by
  Unicom................        --      1,160     (3,330)    7,700       1,727     7,816
 1996 Directors' Fee
  Plan..................        739     3,055      4,087     9,732       7,088    13,084
                          --------- ---------  ---------  --------  ---------- ---------
                            155,710   172,062    434,069   441,582     606,549   689,049
                          ========= =========  =========  ========  ========== =========
Changes in Common Stock
 Accounts:
 Total shares issued....  $   3,756 $   4,162   $  8,533  $ 10,918    $ 14,463 $  17,260
 Net cash settlement of
  forward share repur-
  chase contract........        --        --    (16,454)       --     (16,454)       --
 Shares held by trustee
  for Unicom Stock Bonus
  Deferral Plan.........        --      1,295        --       (652)      7,428      (697)
 Other..................          7       (22)       144       (10)       (51)       (14)
                          --------- ---------  ---------  --------  ---------- ---------
                          $   3,763 $   5,435   $ (7,777) $ 10,256    $  5,386 $  16,549
                          ========= =========  =========  ========  ========== =========

  As of September 30, 1999 and December 31, 1998, 264,406 and 178,982 shares, respectively, of Unicom common stock were reacquired and held as treasury stock at a cost of $10 million and $7 million, respectively.

  At September 30, 1999 and December 31, 1998, 75,791 and 76,079,
respectively, of ComEd common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  As of September 30, 1999 and December 31, 1998, $702 million and $494 million, respectively, of retained earnings had been appropriated for future dividend payments.

  (7) Stock Option Awards/Employee Stock Purchase Plan. Unicom has a nonqualified stock option awards program under its Long-Term Incentive Plan. The stock option awards program was adopted by Unicom in July 1996 to reward valued employees responsible for, or contributing to, the management, growth and profitability of Unicom and its subsidiaries. The stock options granted expire ten years from their grant date. One-third of the shares subject to the options vest on each of the first three anniversaries of the option grant date. In addition, the stock options will become fully vested immediately if the holder dies, retires, is terminated by the Company, other than for cause, or qualifies for long-term disability. Options granted before July 22, 1998 also vest in full upon a change in control, while options granted on or after July 22, 1998 vest in full if the option holder is terminated within 24 months after a change of control.

  Stock option transactions through September 30, 1999 are summarized as follows:

                                                     Number of  Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
Outstanding as of January 1, 1997..................  1,188,000      $25.500
Granted during the year............................  1,339,350       22.313
Exercised during the year..........................    (23,423)      25.500
Expired/cancelled during the year..................   (212,549)      23.632
                                                     ---------
Outstanding as of December 31, 1997................  2,291,378       23.810
Granted during the year............................  1,379,525       35.234
Exercised during the year..........................   (404,082)      24.244
Expired/cancelled during the year..................   (123,928)      25.715
                                                     ---------
Outstanding as of December 31, 1998................  3,142,893       28.694
Granted during the nine months ended September 30,
 1999..............................................  1,781,050       35.750
Exercised during the nine months ended September
 30, 1999..........................................   (264,916)      24.192
Expired/cancelled during the nine months ended Sep-
 tember 30, 1999...................................   (127,048)      33.408
                                                     ---------
Outstanding as of September 30, 1999...............  4,531,979       31.598
                                                     =========

  Of the stock options outstanding at September 30, 1999, 1,667,025 had vested with a weighted average exercise price of $27.

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

  The estimated weighted average fair value for each stock option granted in 1999, 1998 and 1997 was $6.48, $6.62 and $2.79, respectively.

  The ESPP allows employees to purchase Unicom common stock at a ten percent discount from market value. Substantially all of the employees of Unicom, ComEd and their subsidiaries are eligible to participate in the ESPP. Unicom issued 86,884 and 133,551 shares of common stock during the twelve months ended September 30, 1999 and 1998, respectively, under the ESPP at a weighted average annual purchase price of $34.34 and $25.55, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Unicom has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, Unicom has adopted APB No. 25, and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the additional charge to operations would have been $4 million (after-tax), or $0.02 per common share (diluted), and $2 million (after-tax), or $0.01 per common share (diluted), for the twelve months ended September 30, 1999 and 1998, respectively.

  (8) ComEd Preferred and Preference Stocks Without Mandatory Redemption Requirements. During the twelve months ended September 30, 1999, 13,499,549 shares of preferred or preference stock without mandatory redemption requirements were redeemed and no shares were issued. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during the twelve months ended September 30, 1998. ComEd redeemed $73 million of preference stock without mandatory redemption requirements on August 1, 1999. Accordingly, all series other than Series $1.425 have been redeemed.

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

  (9) ComEd Preference Stock Subject to Mandatory Redemption Requirements. During the twelve months ended September 30, 1999 and 1998, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. During the twelve months ended September 30, 1999 and 1998, 1,056,060 and 338,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements or were part of the early redemption in 1999. There were 700,000 shares of Series $6.875 preference stock outstanding at September 30, 1999, at an aggregate stated value of $69 million. This series is non-callable and is required to be redeemed on May 1, 2000. The sinking fund price is $100 and the involuntary liquidation price is $99.25 per share, plus accrued and unpaid dividends, if any. The $69 million is included in current liabilities.

  (10) ComEd-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely ComEd's Subordinated Debt Securities. In September 1995, ComEd Financing I, a wholly-owned subsidiary trust of ComEd, issued 8,000,000 of its 8.48% ComEd-obligated mandatorily redeemable preferred securities. The sole asset of ComEd Financing I is $206.2 million principal amount of ComEd's 8.48% subordinated deferrable interest notes due September 30, 2035. In January 1997, ComEd Financing II, a wholly-owned subsidiary trust of ComEd, issued 150,000 of its 8.50% ComEd-obligated mandatorily redeemable capital securities. The sole asset of ComEd Financing II is $154.6 million principal amount of ComEd's 8.50% subordinated deferrable interest debentures due January 15, 2027. There is a full and unconditional guarantee by ComEd of the Trusts' obligations under the securities issued by the Trusts. However, ComEd's obligations are subordinate and junior in right of payment to certain other indebtedness of ComEd. ComEd has the right to defer payments of interest on the subordinated deferrable interest notes by extending the interest payment period, at any time, for up to 20 consecutive quarters. Similarly, ComEd has the right to defer payments of interest on the subordinated deferrable interest debentures by extending the interest payment period, at any

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES time, for up to ten consecutive semi-annual periods. If interest payments on the subordinated deferrable interest notes or debentures are so deferred, distributions on the preferred securities will also be deferred. During any deferral, distributions will continue to accrue with interest thereon. In addition, during any such deferral, ComEd may not declare or pay any dividend or other distribution on, or redeem or purchase, any of its capital stock.

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

  (11) Long-Term Debt. ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust, in the fourth quarter of 1998. The current amount outstanding is as follows:

              Series                                         Principal Amount
      ------------------------                            ----------------------
                                                          (Thousands of Dollars)
      5.38% due March 25, 2000...........................       $  187,922
      5.29% due June 25, 2001............................          425,033
      5.34% due March 25, 2002...........................          258,861
      5.39% due June 25, 2003............................          421,139
      5.44% due March 25, 2005...........................          598,511
      5.63% due June 25, 2007............................          761,489
      5.74% due December 25, 2008........................          510,000
                                                                ----------
                                                                $3,162,955
                                                                ==========

  For accounting purposes, the liabilities of ComEd Funding Trust for the transitional trust notes are reflected as long-term debt on the Consolidated Balance Sheets of Unicom and ComEd.

  The proceeds, net of transaction costs, from the transitional trust notes have been used, as required, to redeem debt and equity. During the first nine months of 1999, ComEd redeemed or reacquired $1,021 million of long-term debt.

  Sinking fund requirements and scheduled maturities remaining through 2003 for ComEd's first mortgage bonds, transitional trust notes, sinking fund debentures and other long-term debt outstanding at September 30, 1999, after deducting deposits made for the retirement of sinking fund debentures, are summarized as follows: 1999--$237 million; 2000--$727 million; 2001--$346 million; 2002--$645 million; and 2003--$445 million. Unicom Enterprises' note payable to bank of $185 million will mature in 1999.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  At September 30, 1999, ComEd's outstanding first mortgage bonds maturing through 2003 were as follows:

                                                             Principal Amount
                   Series                                 ----------------------
                                                          (Thousands of Dollars)
      9 3/8% due February 15, 2000.......................        $ 42,245
      6 1/2% due April 15, 2000..........................         230,000
      6 3/8% due July 15, 2000...........................         100,000
      7 3/8% due September 15, 2002......................         200,000
      6 5/8% due July 15, 2003...........................         100,000
                                                                 --------
                                                                 $672,245
                                                                 ========

  Other long-term debt outstanding at September 30, 1999 is summarized as follows:

                                           Principal
              Debt Security                  Amount                        Interest Rate
-----------------------------------------  ---------- -------------------------------------------------------
                                           (Thousands
                                               of
                                            Dollars)
Unicom--
 Loans Payable:
 Loan due January 1, 2003                  $    5,519 Interest rate of 8.31%
 Loan due January 1, 2004                       6,371 Interest rate of 8.44%
 Loan due January 15, 2009                      6,025 Interest rate of 8.30%
                                           ----------
                                           $   17,915
                                           ----------
ComEd--
 Notes:
 Medium Term Notes, Series 3N due various
  dates through October 15, 2004           $  296,000 Interest rates ranging from 9.00% to 9.20%
 Notes due January 15, 2004                   150,000 Interest rate of 7.375%
 Notes due October 15, 2005                   235,000 Interest rate of 6.40%
 Notes due January 15, 2007                   150,000 Interest rate of 7.625%
 Notes due July 15, 2018                      225,000 Interest rate of 6.95%
                                           ----------
                                           $1,056,000
                                           ----------
 Purchase Contract Obligation
 due April 30, 2005                        $      301 Interest rate of 3.00%
                                           ----------
Total ComEd                                $1,056,301
                                           ----------
Unicom Enterprises--
 Notes:
 Long-Term Note Payable to Bank
  due November 15, 1999                    $  185,000 Prevailing interest rate of 6.37% at September 30, 1999
 Unicom Thermal Guaranteed Senior Note
  due May 30, 2012                            120,000 Interest rate of 7.38%
 Northwind Midway Guaranteed Senior Notes
  due June 30, 2023                            11,522 Interest rate of 7.68%
                                           ----------
Total Unicom Enterprises                   $  316,522
                                           ----------
Total Unicom                               $1,390,738
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  (12) Lines of Credit. ComEd has a bank line of credit of $500 million, all of which was unused at September 30, 1999. The line of credit expires on January 31, 2000. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. ComEd is obligated to pay commitment and facility fees with respect to the line of credit.

  Unicom Enterprises has a $200 million credit facility which has been extended to December 17, 1999, of which $15 million was unused as of September 30, 1999. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $10 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  (13) Disposal of Spent Nuclear Fuel. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has entered into a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. Pursuant to the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES one-time fee and the related interest is reflected on the Consolidated Balance Sheets. The contract also provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. This extended delay in spent nuclear fuel acceptance by the DOE has led to ComEd's consideration of additional dry storage alternatives. On July 30, 1998, ComEd filed a complaint against the United States in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of spent nuclear fuel in January 1998.

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

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of September 30, 1999 and December 31, 1998 was as follows:

                                September 30, 1999               December 31, 1998
                         -------------------------------- --------------------------------
                                    Unrealized
                                      Gains/                         Unrealized
                         Cost Basis  (Losses)  Fair Value Cost Basis   Gains    Fair Value
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
Short-term investments.. $   51,582  $    101  $   51,683 $   40,907  $     42  $   40,949
U.S. Government and
 Agency issues..........    246,613     3,430     250,043    197,240    20,213     217,453
Municipal bonds.........    392,883     1,096     393,979    416,121    24,124     440,245
Corporate bonds.........    200,538    (3,072)    197,466    241,111     8,790     249,901
Common stock............    762,246   568,151   1,330,397    740,956   565,630   1,306,586
Other...................    112,978     3,459     116,437     11,345       838      12,183
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,766,840  $573,165  $2,340,005 $1,647,680  $619,637  $2,267,317
                         ==========  ========  ========== ==========  ========  ==========

  At September 30, 1999, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           Cost Basis Fair Value
                                                           ---------- ----------
                                                               (Thousands of
                                                                 Dollars)
      Within 1 year.......................................  $ 50,418   $ 50,874
      1 through 5 years...................................   267,931    270,322
      5 through 10 years..................................   249,139    251,628
      Over 10 years.......................................   385,658    381,688

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The net earnings of the nuclear decommissioning funds, which are recorded in the accumulated provision for depreciation, for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                          Three Months Ended      Nine Months Ended     Twelve Months Ended
                             September 30           September 30           September 30
                          --------------------  ---------------------- ---------------------
                            1999       1998        1999        1998       1999       1998
                          ---------  ---------  ----------  ---------- ---------- ----------
                                              (Thousands of Dollars)
Gross proceeds from
 sales of securities....  $ 399,024  $ 451,896  $1,241,887  $1,400,360 $1,637,011 $1,892,110
Less cost based on spe-
 cific identification...    386,970    441,379   1,205,155   1,334,763  1,598,484  1,802,350
                          ---------  ---------  ----------  ---------- ---------- ----------
Realized gains on sales
 of securities..........  $  12,054  $  10,517  $   36,732  $   65,597 $   38,527 $   89,760
Other realized fund
 earnings, net of
 expenses...............     12,186     10,545      43,002      23,393     59,983     30,255
                          ---------  ---------  ----------  ---------- ---------- ----------
Total realized net earn-
 ings of the funds......  $  24,240  $  21,062  $   79,734  $   88,990 $   98,510 $  120,015
Unrealized
 gains/(losses).........   (135,210)  (112,678)    (46,472)      1,884    142,147     (1,122)
                          ---------  ---------  ----------  ---------- ---------- ----------
 Total net
  earnings/(losses) of
  the funds.............  $(110,970) $ (91,616) $   33,262  $   90,874 $  240,657 $  118,893
                          =========  =========  ==========  ========== ========== ==========

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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely ComEd's subordinated debt securities, transitional trust notes and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of September 30, 1999 and December 31, 1998 were as follows:

                                September 30, 1999                December 31, 1998
                         --------------------------------- --------------------------------
                                    Unrealized
                          Carrying   Losses/                Carrying  Unrealized    Fair
                           Value     (Gains)    Fair Value   Value      Losses     Value
                         ---------- ----------  ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
ComEd preferred and
 preference stocks...... $   71,304 $     208       71,512 $  678,156  $ 11,500  $  689,656
ComEd-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely ComEd's
 subordinated debt
 securities............. $  350,000 $  (1,234)  $  348,766 $  350,000  $ 20,678  $  370,678
Transitional trust
 notes.................. $3,162,955 $(116,799)  $3,046,156 $3,382,821  $ 67,168  $3,449,989
Long-term debt.......... $4,896,727 $ 126,586   $5,023,313 $5,911,757  $451,240  $6,362,997

  Long-term notes payable, which are not included in the above table, amounted to $214 million and $100 million as of September 30, 1999 and December 31, 1998, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of September 30, 1999 and December 31, 1998; therefore, the carrying value is equal to the fair value.

  (15) Pension and Postretirement Benefits. As of September 30, 1999, ComEd had a qualified non-contributory defined benefit pension plan which covers all regular employees of ComEd and certain of Unicom's subsidiaries. Benefits under this plan reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The September 30, 1999 and December 31, 1998 pension liabilities and related data were determined using the January 1, 1998 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code. In 1998, Indiana Company's qualified defined benefit pension plan was merged into ComEd's pension plan as a result of the sale of Indiana Company's State Line Station and the transfer of its remaining employees to ComEd.

  ComEd and certain of Unicom's subsidiaries provide certain postretirement medical, dental and vision care, and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Generally, the employees become eligible for postretirement benefits if they retire no earlier than age 55 with ten years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The health care plans are contributory, funded jointly by the companies and the participating retirees. The September 30, 1999 and December 31, 1998 postretirement benefit liabilities and related data were determined using the January 1, 1998 actuarial valuations.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, and the funded status of these plans for the nine months ended September 30, 1999 and the twelve months ended December 31, 1998 were as follows:

                              Nine Months Ended         Twelve Months Ended
                             September 30, 1999          December 31, 1998
                          -------------------------- --------------------------
                                          Other                      Other
                           Pension    Postretirement  Pension    Postretirement
                           Benefits      Benefits     Benefits      Benefits
                          ----------  -------------- ----------  --------------
                                        (Thousands of Dollars)
Change in benefit
obligation
-----------------
Benefit obligation at
 beginning of period....  $4,327,000    $1,249,000   $4,010,000    $1,139,000
Service cost............      94,000        31,000      115,000        38,000
Interest cost...........     213,000        62,000      273,000        78,000
Plan participants' con-
 tributions.............         --          3,000          --          3,000
Actuarial loss..........      11,000           --       166,000        38,000
Benefits paid...........    (181,000)      (37,000)    (237,000)      (47,000)
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,464,000    $1,308,000   $4,327,000    $1,249,000
                          ----------    ----------   ----------    ----------
Change in plan assets
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $4,015,000    $  865,000   $3,706,000    $  767,000
Actual return on plan
 assets.................     128,000        26,000      535,000       122,000
Employer contribution...       2,000           --        11,000        20,000
Plan participants' con-
 tributions.............         --          3,000          --          3,000
Benefits paid...........    (181,000)      (37,000)    (237,000)      (47,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan as-
  sets at end of period.  $3,964,000    $  857,000   $4,015,000    $  865,000
                          ----------    ----------   ----------    ----------
Plan assets less than
 benefit obligation.....  $ (500,000)   $ (451,000)  $ (312,000)   $ (384,000)
Unrecognized net actuar-
 ial loss/(gain)........     188,000      (319,000)      37,000      (358,000)
Unrecognized prior serv-
 ice cost/(asset).......     (57,000)       45,000      (60,000)       48,000
Unrecognized transition
 obligation/(asset).....     (92,000)      306,000     (101,000)      323,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (461,000)   $ (419,000)  $ (436,000)   $ (371,000)
                          ==========    ==========   ==========    ==========

  The assumed discount rate used to determine the benefit obligation as of September 30, 1999 and December 31, 1998 was 6.75%. The fair value of pension plan assets excludes $22 million and $21 million held in grantor trust as of September 30, 1999 and December 31, 1998, respectively, for the payment of benefits under the supplemental plan.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension and other postretirement benefit costs, portions of which were recorded as components of construction costs, for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                          Three Months Ended     Nine Months Ended    Twelve Months Ended
                             September 30          September 30          September 30
                          --------------------  --------------------  --------------------
                            1999       1998       1999       1998       1999       1998
Pension Benefit Costs     ---------  ---------  ---------  ---------  ---------  ---------
---------------------                       (Thousands of Dollars)
Service cost............  $  31,000  $  31,000  $  94,000  $  93,000  $ 116,000  $ 118,000
Interest cost on pro-
 jected benefit obliga-
 tion...................     71,000     69,000    213,000    208,000    278,000    274,000
Expected return on plan
 assets.................    (90,000)   (86,000)  (271,000)  (257,000)  (356,000)  (335,000)
Amortization of transi-
 tion asset.............     (3,000)    (3,000)    (9,000)    (9,000)   (12,000)   (13,000)
Amortization of prior
 service asset..........     (1,000)    (1,000)    (3,000)    (3,000)    (4,000)    (4,000)
Recognized loss.........      1,000      1,000      3,000      1,000      4,000      2,000
Curtailment gain........        --         --         --         --         --      (5,000)
                          ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost..................  $   9,000  $  11,000  $  27,000  $  33,000  $  26,000  $  37,000
                          =========  =========  =========  =========  =========  =========

Other Postretirement
 Benefit Costs
--------------------
Service cost............  $  10,000  $   9,000  $  31,000  $  27,000  $  42,000  $  36,000
Interest cost on accumu-
 lated benefit
 obligation.............     21,000     19,000     62,000     56,000     84,000     75,000
Expected return on plan
 assets.................    (19,000)   (18,000)   (56,000)   (52,000)   (73,000)   (68,000)
Amortization of transi-
 tion obligation........      6,000      6,000     17,000     17,000     22,000     22,000
Amortization of prior
 service cost...........      1,000      1,000      3,000      3,000      4,000      4,000
Recognized gain.........     (3,000)    (5,000)    (9,000)   (14,000)    (9,000)   (17,000)
Severance plan cost.....        --         --       1,000      2,000      5,000      4,000
                          ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost..................    $16,000  $  12,000  $  49,000  $  39,000  $  75,000  $  56,000
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan, each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $9 million for each of the three months ended September 30, 1999 and 1998, $24 million for each of the nine months ended September 30, 1999 and 1998, and $32 million and $33 million for the twelve months ended September 30, 1999 and 1998, respectively.

  (16) Separation Plan Costs. O&M expenses included $2 million and $9 million for the three months ended September 30, 1999 and 1998, respectively, $7 million and $33 million for the nine months ended September 30, 1999 and 1998, respectively, and $23 million and $38 million for the twelve months ended September 30, 1999 and 1998, respectively, for costs related to voluntary separation offers to certain employees of ComEd and Indiana Company, as well as certain other employee-related costs. Such costs resulted in charges of $1 million (after-tax), or $0.01 per common share (diluted), and $6 million (after-tax), or $0.03 per common share (diluted), for the three months ended September 30, 1999 and 1998, respectively, $4 million (after-tax), or $0.02 per common share (diluted), and $20 million (after-tax), or $0.09 per common share (diluted), for the nine months ended September 30, 1999 and 1998, respectively, and $14 million (after-tax), or $0.06 per common share (diluted), and $23 million (after-tax), or $0.11 per common share (diluted), for the twelve months ended September 30, 1999 and 1998, respectively.

  (17) Income Taxes. The components of the net deferred income tax liability at September 30, 1999 and December 31, 1998 were as follows:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                        (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs........................   $3,992,558    $4,028,351
 Overheads capitalized..............................      136,193       140,922
 Repair allowance...................................      225,100       233,861
 Regulatory assets recoverable through future rates.      678,583       680,356
Deferred income tax assets:
 Postretirement benefits............................     (360,450)     (331,651)
 Unamortized investment tax credits.................     (181,467)     (191,135)
 Regulatory liabilities to be settled through future
  rates.............................................     (599,739)     (595,005)
 Nuclear plant closure..............................      (13,238)      (38,354)
 Other--net.........................................     (188,546)     (146,224)
                                                       ----------    ----------
Net deferred income tax liability...................   $3,688,994    $3,781,121
                                                       ==========    ==========

  The $92 million decrease in the net deferred income tax liability from December 31, 1998 to September 30, 1999 is comprised of an $86 million credit to net deferred income tax expense and a $6 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities for both periods includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged/(credited) to continuing operations for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                          Three Months Ended    Nine Months Ended   Twelve Months Ended
                             September 30         September 30          September 30
                          --------------------  ------------------  ---------------------
                            1999       1998       1999      1998      1999        1998
                          ---------  ---------  --------  --------  ---------  ----------
                                            (Thousands of Dollars)
Operating income:
 Current income taxes...  $ 193,103  $ 191,998  $405,482  $327,911  $ 380,183  $  316,337
 Deferred income taxes..    (11,449)    (4,211) (100,217)  (24,033)   (26,052)     22,904
 Investment tax credits
  deferred--net.........     (7,021)    (6,889)  (21,063)  (20,937)   (27,856)    (28,588)
Other (income) and
 deductions:
 Current income taxes...     (5,809)    (1,802)   (4,057)  (59,016)     5,160     (58,661)
 Deferred income taxes..      6,159        364    12,238    47,908     23,787    (337,039)
 Investment tax credits.     (2,153)       --     (6,133)   (7,472)   (10,768)    (29,997)
                          ---------  ---------  --------  --------  ---------  ----------
Net income taxes
 charged/(credited) to
 continuing operations..  $ 172,830   $179,460  $286,250  $264,361  $ 344,454  $ (115,044)
                          =========  =========  ========  ========  =========  ==========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1999 and 1998:

                                     Three Months Ended    Nine Months Ended   Twelve Months Ended
                                        September 30         September 30          September 30
                                     --------------------  ------------------  ---------------------
                                       1999       1998       1999      1998      1999        1998
                                     ---------  ---------  --------  --------  ---------  ----------
                                                       (Thousands of Dollars)
Net income/(loss) before extraordi-
 nary items........................  $ 279,755   $264,822  $496,366  $398,995   $607,554  $ (151,731)
Net income taxes charged/(credited)
 to continuing operations..........    172,830    179,460   286,250   264,361    344,454    (115,044)
Provision for dividends on ComEd
 preferred and preference stocks...      1,830     14,053    20,170    43,062     33,991      57,635
                                     ---------  ---------  --------  --------  ---------  ----------
Pre-tax income/(loss) before
 extraordinary items and provision
 for dividends.....................  $ 454,415   $458,335  $802,786  $706,418  $ 985,999  $ (209,140)
                                     =========  =========  ========  ========  =========  ==========
Effective income tax rate..........       38.0%      39.2%     35.7%     37.4%      34.9%       55.0%
                                     =========  =========  ========  ========  =========  ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The principal differences between net income taxes charged/(credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                                                                          Twelve
                          Three Months Ended    Nine Months Ended      Months Ended
                             September 30         September 30         September 30
                          --------------------  ------------------  -------------------
                            1999       1998       1999      1998      1999      1998
                          ---------  ---------  --------  --------  --------  ---------
                                           (Thousands of Dollars)
Federal income taxes
 computed at statutory
 rate...................   $159,045   $160,417  $280,975  $247,246  $345,100  $ (73,199)
Equity component of
 AFUDC which was
 excluded from taxable
 income.................       (126)      (102)     (336)     (300)     (426)    (2,824)
Amortization of
 investment tax credits,
 net of deferred income
 taxes..................     (5,907)    (4,517)  (17,525)  (18,246)  (24,782)   (40,221)
State income taxes, net
 of federal income
 taxes..................     21,958     21,040    37,394    33,693    44,566     (3,510)
Unrealized loss/(gain)
 on forward share
 repurchase contract....      6,130        --     (5,566)      --     (5,566)       --
Earnings on nontax-
 qualified
 decommissioning fund...       (951)       --     (3,719)      --     (3,719)       --
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....     (7,319)     2,622    (4,973)    1,968   (10,719)     4,710
                          ---------  ---------  --------  --------  --------  ---------
Net income taxes
 charged/(credited) to
 continuing operations..  $ 172,830   $179,460  $286,250  $264,361  $344,454  $(115,044)
                          =========  =========  ========  ========  ========  =========

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                         Three Months Ended   Nine Months Ended Twelve Months Ended
                            September 30        September 30       September 30
                         -------------------- ----------------- -------------------
                           1999       1998      1999     1998     1999      1998
                         ---------  --------- -------- -------- --------- ---------
                                          (Thousands of Dollars)
Illinois public utility
 revenue................ $    (601) $   5,983 $  1,296 $107,911 $   8,365 $ 161,257
Illinois invested capi-
 tal....................       --         --       --       --        --     21,229
Illinois electricity
 distribution tax.......    32,942     29,950   87,615   81,580   116,061    81,580
Municipal utility gross
 receipts...............    29,832     53,001   80,418  134,108    98,811   171,506
Real estate.............    33,801     34,559   97,034   99,638   122,916   140,401
Municipal compensation..    23,714     26,819   60,515   70,904    78,821    88,382
Energy assistance and
 renewable energy
 charge.................     8,117      8,273   25,562   24,545    33,753    24,545
Other--net..............    16,986     20,800   54,846   53,187    76,520    68,792
                         ---------  --------- -------- -------- --------- ---------
                         $ 144,791  $ 179,385 $407,286 $571,873 $ 535,247 $ 757,692
                         =========  ========= ======== ======== ========= =========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  Effective August 1, 1998, as provided for by the 1997 Act, the Illinois electricity excise tax, replacing the Illinois public utility revenue tax, and certain municipal utility taxes are recorded as liabilities. Previously, similar taxes were presented on the Statements of Consolidated Operations as revenue and expense. The net reduction in operating revenues and taxes, except income taxes, due to the change in presentation for such taxes was approximately $30 million, $160 million and $226 million for the three months, nine months and twelve months ended September 30, 1999, respectively, compared to the same periods in 1998. This change in the presentation for such taxes did not have an effect on results of operations.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  See Note 21 for additional information regarding Illinois invested capital taxes.

  (19) Lease Obligations of Subsidiary Companies. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $627 million, consisting of $300 million of commercial paper/bank borrowings and $327 million of intermediate term notes, to finance the transactions. The commercial paper/bank borrowing portion will expire on November 23, 1999. ComEd does not currently intend to renew the commercial paper/bank borrowing portion. With respect to the intermediate term notes, $60 million expires on November 23, 1999, and an additional portion each November 23 thereafter through November 23, 2003. At September 30, 1999, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $329 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  As of September 30, 1999, future minimum rental payments, net of executory costs, for capital leases are estimated to aggregate to $406 million, including $105 million in 1999, $113 million in 2000, $104 million in 2001, $51 million in 2002, $24 million in 2003 and $9 million in 2004-2006. The estimated interest component of such rental payments aggregates $40 million. The estimated portions of obligations due within one year under capital leases of $158 million and $195 million at September 30, 1999 and December 31, 1998, respectively, were included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at September 30, 1999 for operating leases are estimated to aggregate to $415 million, including $10 million in 1999, $41 million in 2000, $33 million in 2001, $33 million in 2002, $30 million in 2003 and $268 million in 2004-2043.

  (20) Joint Plant Ownership. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment and O&M accounts, and provides its own financing. ComEd's net plant investment, including construction work in progress, in Quad Cities Station on the Consolidated Balance Sheets was $14 million at September 30, 1999, after reflecting the accounting impairment recorded in the second quarter of 1998. See Note 1, under "Regulatory Assets and Liabilities," for additional information.

  (21) Commitments and Contingent Liabilities. Purchase commitments, principally related to construction and nuclear fuel, approximated $511 million at September 30, 1999, comprised of $468 million for ComEd, $38 million for UT Holdings and $5 million for Unicom Energy Services. In addition, ComEd has substantial commitments for the purchase of coal. Upon completion of the transactions contemplated in the Asset Sale Agreement with EME, ComEd expects to enter into arrangements to assign or settle a substantial portion of the coal purchase commitments. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program," for additional information regarding ComEd's purchase commitments.

  ComEd is a member of NEIL which provides insurance coverage against property damage and associated replacement power costs occurring at members' nuclear generating facilities. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds such that ComEd would not be liable for any single incident. However, ComEd could be subject to assessments in any policy year for

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES each of three types of coverage provided. The maximum assessments are approximately $53 million for primary property damage, $73 million for excess property damage and $22 million for replacement power.

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

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter and in favor of the plaintiff, after an amended judgement was issued March 11, 1999, totaled approximately $6 million, including compensatory and punitive damages, interest, and medical monitoring. The matter is currently on appeal. Oral argument was heard in the Tenth Circuit Court of Appeals on September 23, 1999. A decision is expected before the end of the year. A case involving the next group of plaintiffs is set for trial in federal district court in Denver on October 2, 2000. Although the other 1991 cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

  In August 1999, three class action lawsuits were filed against ComEd related to a series of service interruptions during the summer of 1999. The combined effect of these events resulted in over 100,000 customers losing service. On August 12, 1999, service was interrupted to ComEd customers on the near north and near west side of the City's central business district. While major commercial customers

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES were affected, all service was restored on the same date. The class action complaints have been consolidated and seek to recover damages for personal injuries and property damage, as well as economic loss for these events. Further, ComEd initiated expedited claim settlements for those with primarily food spoilage claims. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. The lawsuits are pending in the Circuit Court of Cook County where the next status hearing is scheduled for November 15, 1999. ComEd's management believes adequate reserves have been established in connection with these cases.

  Following the above-referenced series of service interruptions, the ICC opened a three-phase investigation of the design and reliability of ComEd's transmission and distribution system. At the conclusion of each phase of the investigation, the ICC will issue a report that will include specific recommendations for ComEd and a timetable for executing the recommendations. The final phase of the investigation is expected to conclude in early 2001.

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to Northern Illinois Gas Company as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. ComEd presently estimates that its costs of former MGP site investigation and remediation will aggregate from $25 million to $150 million in current-year (1999) dollars. It is expected that the costs associated with investigation and remediation of former MGP sites will be incurred over a period not to exceed 30 years. Because ComEd is not able to determine the most probable liability for such MGP costs, in accordance with accounting standards, a reserve of $25 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998, which reflects the low end of the range of ComEd's estimate of the liability associated with former MGP sites. In addition, as of September 30, 1999 and December 31, 1998, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of remediation sites other than former MGP sites. Approximately half of this reserve relates to anticipated cleanup costs associated with a property formerly used as a tannery which was purchased by ComEd in 1973. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated. ComEd is currently re-evaluating its environmental remediation strategies. The final results of this re-evaluation cannot be determined at this time, but could result in an increase to the estimated liability.

  The IDR has issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1997. The alleged deficiencies, including interest and penalties, totaled approximately $51 million as of September 30, 1999. ComEd has protested the notices, and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accumulate on the alleged tax deficiencies.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--Concluded

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

  As part of the settlement agreement, ComEd and the City have agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric service in the City. The settlement agreement provides that ComEd will be subject to liquidated damages if the projects are not completed by various dates, unless it is prevented from doing so by events beyond its reasonable control. ComEd's current construction budget considers these projects, and therefore, no changes to that budget are expected. In addition, ComEd and the City established an Energy Reliability and Capacity Account, into which ComEd deposited $25 million following the effectiveness of the settlement agreement and ComEd has conditionally agreed to deposit up to $25 million at the end of each of the years 2000, 2001 and 2002, to help ensure an adequate and reliable electric supply for the City.

  The 1997 Act also committed ComEd to spend at least $2 billion through 2004 on transmission and distribution facilities outside of the City and $250 million in environmental funding initiatives, pending the close of the fossil plant sale.

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

  Electric Utility Industry. The electric utility industry historically has consisted of vertically integrated companies which combine generation, transmission and distribution assets; serve customers within relatively defined service territories; and operate under extensive regulation with respect to rates, operations and other matters. Utilities have operated under a regulatory compact with the state, with a statutory obligation to serve all of the electricity needs within their service territory in a nondiscriminatory manner. Historically, investment and operating decisions have been made based upon the utilities' respective assessment of the current and projected needs of their customers. In view of this obligation, regulation has focused on investment and operating costs, and rates have been based on recovery of some or all of such prudently incurred costs plus a return on invested capital. Such rate regulation, and the ability of utilities to recover investment and other costs through rates, have provided the basis for recording certain costs as regulatory assets. These assets represent costs which are allocated over future periods reflecting related regulatory treatment, rather than expensed in the current period.

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

  As a result of the 1997 Act and FERC rules, prices for the supply of electric energy are expected to change from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act provides for, among other things, gradual customer access to other electric suppliers or a power purchase option which allows the purchase of electric energy from ComEd at market based prices, and the collection of a CTC from customers who choose to purchase electric energy from a RES or elect the power purchase option during a transition period that extends through 2006. Effective October 1, 1999, the CTC was established in accordance with a formula defined in the 1997 Act. The CTC, which will be applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions. See "Response to Regulatory Changes" and "Fossil Plant Sale" below for additional information.

  Access for non-residential customers will occur over a period from October 1999 to December 31, 2000, and access for residential customers will occur after May 1, 2002. On October 1, 1999, more than 41,000 non-residential customers became eligible to choose their electric supplier or elect the purchase power option. As of November 1, 1999, over 2,250 non-residential customers, representing approximately five percent of ComEd's 1998 retail kilowatthour sales, elected to receive their electric energy from a RES or chose the purchase power option. As a result of the collection of CTC's from customers who choose to receive their electric energy from a RES or elect the purchase power option, ComEd does not expect these elections to have a material effect on its results of operations in the near term.

  Utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select a RES can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. The ICC issued orders in August and September approving, with modifications, ComEd's delivery service tariffs.

  The 1997 Act committed ComEd to spend at least $2 billion through 2004 on transmission and distribution facilities outside of the City and $250 million in environmental funding initiatives, pending the close of the fossil plant sale.

  The 1997 Act also provides for a 15% residential base rate reduction which became effective August 1, 1998 and an additional 5% residential base rate reduction in October 2001. ComEd's operating revenues were reduced by approximately $170 million in 1998 due to the 15% residential base rate reduction. ComEd expects that the 15% rate reduction will further reduce ComEd's operating revenues by approximately $210 million in 1999, compared to 1998 rate levels.

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to utility earnings. Increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Capital Resources" below, and Notes 3 and 6 of Notes to Financial Statements, for additional information regarding the redemptions and repurchases of debt and equity.

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

  See Notes 1, under "Regulatory Assets and Liabilities," and 3 of Notes to Financial Statements for the accounting effects related to the 1997 Act.

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

  In response to customer expectations and more stringent reliability standards provided for by the 1997 Act, ComEd's Board of Directors approved $352 million of additional capital expenditures for its transmission and distribution systems over the next three years. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Construction Program" below, for additional information regarding capital spending for the transmission and distribution systems.

  ComEd joined with other Midwestern utilities to design a regional Midwest ISO in January 1998. These utilities have agreed to place their transmission systems under the control of the Midwest ISO as soon as it achieves operational status in 2001. The Midwest ISO is a key element in accommodating the restructuring of the electric industry and will promote enhanced reliability of the transmission system, equal access to the transmission system, and foster increased competition. The Midwest ISO will control the transmission system and will have authority to require modification in the operation of generators connected to that system during system emergencies. ComEd, like other utilities, will retain ownership of its transmission lines. The formation of the Midwest ISO was approved by the FERC in September 1998, subject to certain conditions.

  In the absence of an ISO-related power exchange, ComEd has also agreed to cooperate with APX in the creation of the first electronic energy exchange in Illinois. Initial products may include hourly, daily and weekly electricity delivered to and from interconnection points on ComEd's transmission system, and a standard system of credit and trading interfaces. Unicom has made a $3 million venture capital investment in APX in order to help finance its expansion in Midwest. But neither ComEd nor Unicom will receive any voting rights. The power exchange will be independently owned and managed by APX and will allow wholesale and retail market participants to trade electricity anonymously through an internet-based computerized system. ComEd will be treated like any other market participant and plans to be an active participant when the power exchange opens in Illinois in the fourth quarter of 1999.

  Merger Agreement. On September 22, 1999, Unicom and PECO, along with a wholly-owned subsidiary of PECO, Newco, entered into a definitive Merger Agreement providing for a merger of equals. The Merger Agreement has been unanimously approved by Unicom and PECO's Boards of Directors. The merger is conditioned, among other things, upon the approvals of the shareholders of both companies and is subject to approval by various regulatory bodies.

  Under the Merger Agreement, PECO and ComEd will become the principal utility subsidiaries of Newco. This result will be achieved by a mandatory exchange of the outstanding common stock of PECO for common stock of Newco or cash, subject to proration, and a merger of Unicom with and into Newco wherein holders of Unicom common stock will have the opportunity to elect to receive for each Unicom share either 0.95 Newco common share or $42.75 in cash, subject to proration; the cash election is limited to 17,543,859 Unicom shares or $750 million. Each shareholder of PECO will have the opportunity to elect to receive for each PECO share either one Newco common share or $45.00 in cash, subject to proration; the cash election is limited to 16,666,666 PECO shares or $750 million. The merger transaction will be accounted for as a purchase of Unicom by PECO.

  The merger transaction requires Unicom to purchase approximately 26.1 million shares of Unicom common stock prior to the closing of that transaction. Unicom expects to meet this requirement through a currently existing prepaid forward purchase arrangement for the purchase of 20.1 million shares and the purchase of approximately six million additional shares from available funds. Unicom anticipates that the $750 million cash consideration to be paid to its shareholders in the merger transaction will be provided from available funds, including funds resulting from the fossil plant sale.

  The Merger Agreement and an amendment to Unicom's stock rights plan were filed on September 29, 1999 by Unicom with the SEC as exhibits to a Form 8-K, and reference to that filing is made for more detailed information.

  Fossil Plant Sale. On March 22, 1999, ComEd entered into an Asset Sale Agreement providing for the sale of substantially all of its fossil generating assets to EME for a cash purchase price of $4.813 billion. The fossil plant assets represent an aggregate generating capacity of approximately 9,772 megawatts. Completion of the sale is subject to certain regulatory filings and approvals and is expected to occur during the fourth quarter of 1999. The ICC approved the fossil plant sale on August 3, 1999, and FERC issued its approval on November 8, 1999.

  Just prior to the consummation of the fossil plant sale, ComEd expects to transfer these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment will pay ComEd consideration totaling $4.813 billion in the form of a Demand Note in the amount of approximately $2.350 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment will immediately sell the fossil plant assets to EME, in consideration of which Unicom Investment will receive $4.813 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment will pay the $2.350 billion aggregate principal due to ComEd under the Demand Note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities, including the merger with PECO. Of the cash received by ComEd, $1.680 billion is expected to be used to pay the costs and taxes associated with the fossil plant sale. The remainder of the Demand Note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

  The sale is expected to produce an after-tax gain of approximately $1.6 billion, after settling commitments associated with certain coal contracts, recognizing employee-related costs and funding certain environmental initiatives. The gain on the sale will be utilized to substantially recover certain regulatory assets and as a result, the sale is not expected to have a significant impact on net income in 1999. See Note 1, under "Regulatory Assets and Liabilities" of Notes to Financial Statements for additional information.

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

                                                         1999  2000 2001 Total
                                                        ------ ---- ---- ------
                                                         (Millions of Dollars)
   Nuclear............................................. $  265 $158 $167 $  590
   Fossil..............................................    155  106   66    327
   Transmission and Distribution.......................    560  527  529  1,616
   General.............................................    109   83   80    272
                                                        ------ ---- ---- ------
                                                        $1,089 $874 $842 $2,805
                                                        ====== ==== ==== ======

  The above fossil construction expenditures will not be required after the fossil plant sale is completed.

  In response to several outages in the summer of 1999, ComEd conducted an extensive evaluation of the reliability of its transmission and distribution systems. The 1999 construction program above includes an increase of $45 million in capital expenditures for improvements to ComEd's transmission and distribution systems identified as a result of the evaluation. The $45 million increase is in addition to the $307 million increase in capital expenditures previously planned to be spent on these systems during 1999 through 2001. ComEd is currently evaluating its construction program for the years 2000 through 2002. The final results of this planning process cannot be determined at this time, but could result in an increase to the above construction expenditures for 2000 and 2001.

  ComEd's forecasts of peak load for its traditional service territory indicate a need for additional resources to meet demand, through generating capacity, equivalent purchased power and/or the development of additional demand-side management resources, in 1999 and each year thereafter for the foreseeable future. ComEd believes that adequate resources, including cost-effective demand-side management resources, non-utility generation resources, other-utility power purchases and generation resources from ARES, can be obtained in sufficient quantities to meet such forecasted needs. See "Unregulated Operations," subcaption "Construction Program" below, for additional information.

  Purchase commitments for ComEd, principally related to construction and nuclear fuel, approximated $468 million at September 30, 1999. In addition, ComEd's estimated commitments for the purchase of coal were as follows:

      Contract                                            Period   Commitment(1)
      --------                                           --------- -------------
      Black Butte Coal Co. ............................. 1999-2000     $256
      Decker Coal Co. .................................. 1999-2012      436
      Other commitments.................................   1999           8
                                                                       ----
                                                                       $700
                                                                       ====

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

  Capital Resources. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, were, as required, used to redeem $1,021 million of long-term debt and $607 million of preference stock in 1999 and reduce $500 million of ComEd's outstanding short-term debt. During the first nine months of 1999, ComEd recorded an extraordinary loss related to the early redemptions of such long-term debt, which reduced net income on common stock by approximately $28 million (after-tax), or $0.13 per common share (diluted). ComEd also recorded $10 million (after-tax), or $0.04 per common share (diluted), for premiums paid in connection with the redemption of such preference stock. As more fully described below, Unicom has announced plans to repurchase approximately $750 million of Unicom common stock using the proceeds it will receive from ComEd's repurchase of its common stock held by Unicom. The remaining proceeds from the issuance of the transitional trust notes will be used for the payment of fees and additional debt and equity redemptions and repurchases.

  In the fourth quarter of 1998, Unicom entered into a forward purchase arrangement for the repurchase of $200 million of its common stock. This contract, which was accounted for as an equity instrument as of December 31, 1998, was settled on a net cash basis in February 1999.

  In February 1999, Unicom also entered into a prepaid forward purchase agreement with a financial institution for the repurchase of approximately 15 million shares of Unicom common stock. This forward purchase arrangement was amended to also include the repurchase of approximately 5.1 million shares for a total of 20.1 million shares, subsequent to the net cash settlement of the $200 million repurchase program, as described above. The repurchase arrangement, as amended, provides for final settlement no later than February 2000, on either a physical (share) basis, or a net cash basis. The amount at which the arrangement can be settled is dependent principally upon the average market price at which the financial institution purchases such shares, compared to the forward price per share. The share repurchases will not reduce shares outstanding for purposes of EPS calculations or reduce common stock equity, and resulting return on common equity calculations, until the date of physical settlement. Unicom does not currently anticipate that settlement will occur in 1999. The repurchase arrangement has been recorded as a receivable on the Consolidated Balance Sheets and has been adjusted at the end of each reporting period to reflect the aggregate market value of the shares deliverable under the arrangement. Consequently, the arrangement has increased earnings volatility in 1999.

  See Notes 3 and 6 of Notes to Financial Statements for additional information regarding the redemptions and repurchases of debt and equity.

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

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. ComEd has $500 million of unused bank lines of credit at September 30, 1999, which may be borrowed at various interest rates. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. See Note 12 of Notes to Financial Statements for additional information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, nine months and twelve months ended September 30, 1999. Cash flows from operating activities increased temporarily for the three, nine and twelve months ended September 30, 1999, compared to the same periods ended September 30, 1998, as a result of a decrease in net customer receivables due to the collection of delayed billings related to the transition to a new customer information and billing system in July 1998. See Note 1 of Notes to Financial Statements, under "Customer Receivables and Revenues", for additional information.

  As of November 15, 1999, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $280 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                Standard Duff &
                                                        Moody's & Poor's Phelps
                                                        ------- -------- ------
First mortgage and secured pollution control bonds.....  Baa1     BBB+    BBB+
Publicly-held debentures and unsecured pollution con-
 trol obligations......................................  Baa2     BBB     BBB
Convertible preferred stock............................  baa3     BBB-    BBB-
Preference stock.......................................  Baa2     BBB-    BBB-
Trust Securities.......................................  baa3     BBB-    BBB-
Commercial paper.......................................  P-2      A-2     D-2

  ComEd Funding Trust's securities are currently rated by three principal securities rating agencies as follows:

                                                                 Standard Duff &
                                                         Moody's & Poor's Phelps
                                                         ------- -------- ------
      Transitional trust notes..........................   Aaa     AAA     AAA


  On September 15, 1999, Moody's upgraded the long-term securities of ComEd. S&P raised its ratings for ComEd in June 1999. In July 1999, Duff & Phelps upgraded ComEd's ratings for secured and unsecured debt, and announced that ComEd's securities remain on "Rating Watch-Up."

  On September 23, 1999 in response to the announced Unicom and PECO Merger Agreement, Moody's and Duff & Phelps confirmed their ratings, and S&P placed ComEd on credit watch with positive implications.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 55.6% at September 30, 1999 from 58.0% at December 31, 1998. As of September 30, 1999 and December 31, 1998, $702 million and $494 million, respectively, of retained earnings had been appropriated for Unicom's future dividend payments. As of September 30, 1999 and December 31, 1998, $827 million and $580 million, respectively, of retained earnings had been appropriated for ComEd's future dividend payments.

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

  In addition to its internal efforts, Unicom has been working and will continue to work with various industry groups, including NERC, EPRI and EEI to coordinate electric utility industry Year 2000 efforts with the Clinton Administration's Year 2000 Conversion Council, the DOE and Congress. The DOE has asked NERC to report on the integrity of the transmission system for North America and to coordinate and assess the preparation of the electric systems in North America for the Year 2000. NERC submitted its initial status report and coordination plan to the DOE in September 1998 and a second report in January 1999. On August 3, 1999, NERC presented to the DOE its final status report and a letter of assurance that the electric systems of North America are ready to operate into the Year 2000 and beyond.

  Additionally, Unicom participated in two industry-wide NERC readiness drills that provided an opportunity to test personnel and processes in advance of the roll-over. The first drill conducted on April 9, 1999 simulated the partial loss of voice and data communications and tested Unicom's ability to maintain bulk power system operations in the event of a loss of microwave communication with partial EMS/SCADA functionality. The successful completion of the drill demonstrated Unicom's ability to continue its bulk power operations in the event this data is not available through normal means during the Year 2000 rollover period. The second drill, that involved approximately 338 people and was conducted at various times between September 7-9, 1999, was comprised of three phases and tested the team's ability to respond in certain conditions. The phases of the drill included varying load conditions on the ComEd transmission and distribution system, a partial loss of voice and data communications and a full rehearsal of the transition to the Year 2000. The drill also tested the team's internal and external communications processes. The results were used to refine the plans and processes the team has already assembled for the roll-over to 2000. The drill did not affect normal electric operations and was seamless to customers and employees that were not a part of the drill.

  In addition to completing the drill, Unicom successfully transitioned through an important Year 2000 date without incident with the change from 9/8/99 to 9/9/99. Other key Year 2000 dates that Unicom has completed without Year 2000 problems are 1/1/99, 4/9/99 (99th day of 1999) and 8/21/99 (Global
Positioning System roll-over).

  Unicom also depends upon third parties, including customers, suppliers, government agencies and financial institutions, to reliably deliver its products and services. Unicom completed additional initiatives to assess the degree to which third parties with whom it has business relationships are addressing Year 2000 issues. These initiatives included analysis of the Year 2000 readiness programs of Unicom's critical vendors and obtaining Year 2000 warranties in certain new contracts and licenses. Unicom also has introduced protocols for assuring that software and embedded systems remain Year 2000 ready on a continuing basis. Unicom's contingency planning addressed mechanisms for preventing or mitigating interruption caused by its suppliers. Unicom has an outreach program in place for communicating Year 2000 project information to residential and business customers and this activity will continue for the remainder of 1999.

   As of October 31, 1999, approximately $36 million has been expended for external labor, hardware and software costs, and for the costs of Unicom employees who are dedicated full-time to the Year 2000 project. All of such costs are expensed as incurred. The foregoing amounts do not include the cost of new software applications installed as a result of strategic replacement projects described earlier. Such replacement projects were not accelerated because of Year 2000 issues.

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

  Unicom developed contingency plans that identify key risks and address the most reasonably likely worst case scenarios that could occur in the event that various Year 2000 issues were not resolved in a timely manner. Unicom used an approach in its contingency planning process that has been recognized by NERC and NEI. Key risks identified in Unicom's contingency plans include: uncharacteristic load patterns, human behavior, availability of key personnel, loss of critical business systems, readiness of supply base, loss of EMS/SCADA functionality, readiness of neighboring utilities, loss of critical voice and data communications, security, constrained fuel supplies and increased risk of generator trips/unit availability. Unicom submitted its Year 2000 contingency plans to MAIN in June 1999. Contingency planning is an ongoing process and will continue through the fourth quarter of 1999.

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

  Market Risks. ComEd is exposed to market risk due to changes in interest rates and the market price for electricity. Exposure for interest rate changes relates to its long-term debt and preferred equity obligations. Exposure to electricity market price risk relates to forward activities taken to manage effectively the supply of, and demand for, the electric generation capability of ComEd's generating plants. ComEd has implemented an integrated risk management framework to manage such risks. A corporate Risk Management Committee defines the Company's risk tolerance and establishes appropriate position limits, and corporate policies and procedures have been implemented to minimize the exposure to market risk. ComEd does not currently utilize derivative commodity or financial instruments for trading or speculative purposes. The estimated fair value of the forward energy contracts, including options at September 30, 1999, was approximately $(35) million. The estimated fair value is based on the estimated net settlement value of the contracts derived from forward price curves and market quotes, discounted at a ten percent rate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources-- Interest Rate Exposure" and "--Market Price Exposure," in Unicom and ComEd's Current Reports on Form 8-K dated February 19, 1999. There has not been a material change in ComEd's exposure to interest rate or market price risk since December 31, 1998. See "Energy Risk Management Contracts" in Note 1 of Notes to Financial Statements regarding the accounting for energy risk management contracts.

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

  Unicom Energy Services, another subsidiary of Unicom Enterprises, is engaged in providing energy services, including gas services, performance contracting, distributed energy and energy management systems. Through an alliance with AlliedSignal Power Systems, Inc., a subsidiary of AlliedSignal Inc., Unicom Energy Services is an exclusive distributor for the Parallon 75(TM) TurboGenerator system, which was developed by AlliedSignal to provide customers with on-site electricity production. Unicom Energy Services' exclusive territory for distributing the Parallon 75(TM) system encompasses 12 Midwest states, Ontario, Canada and Puerto Rico.

  Unicom Power Holdings, another subsidiary of Unicom Enterprises, is developing certain generation and cogeneration projects.

  Unicom Energy Inc. and Unicom Gas Services, LLC, also subsidiaries of Unicom Enterprises, are currently engaged in providing retail gas services to commercial and industrial customers in the Midwest region. Unicom Energy Inc. provides retail electric services as an unregulated retail energy supplier.

  On August 30, 1999, UMS Acquisition Corp., a subsidiary of Unicom Enterprises, acquired all of the capital stock of KHB Inc., MMSD, Inc. and MMCD, Inc. These three companies, which conduct business under the name "Midwest Mechanical", design, install and service heating, ventilation and air conditioning facilities for commercial and industrial customers in the City and the surrounding area. The final price did not have a material impact on Unicom's cash flows related to investing activities.

  Construction Program. Unicom has approved capital expenditures for 1999 of approximately $40 million for UT Holdings, primarily related to an expansion of its Chicago district cooling facilities and the related distribution piping and plants in other cities. As of September 30, 1999, UT Holdings' purchase commitments, principally related to construction, were approximately $38 million.

  Unicom has approved capital expenditures for 1999 of approximately $47 million for Unicom Energy Services. As of September 30, 1999, Unicom Energy Services had purchase commitments of approximately $5 million.

  Unicom Power Holdings intends to purchase and install up to 600 megawatts of additional combustion turbine generators prior to the summer of 2000. Such generators have a fast-start generating capability and would be used to assist in meeting peak demand for electricity. Unicom Power Holdings expects to spend approximately $165 million to purchase such generators, and it will incur significant additional costs for related equipment and to site and install such generators. Unicom Power Holdings is evaluating the amount of such additional costs.

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

  Unicom Enterprises has a $200 million credit facility which has been extended to December 17, 1999, of which $15 million was unused as of September 30, 1999. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. The credit facility is expected to be refinanced by Unicom Enterprises in the fourth quarter of 1999. See Note 12 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

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

  On November 5, 1999, Duff & Phelps assigned an initial implied senior unsecured debt rating of BBB- to Unicom, and placed the rating on "Rating Watch-Up." S&P's current corporate credit rating for Unicom is BBB. On September 23, 1999, in response to the announced Unicom and PECO merger agreement, S&P placed Unicom on credit watch with positive implications, and Moody's confirmed the first-time issuer rating of Baa3 it had assigned to Unicom on September 15, 1999.

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

  The NRC and representatives of ComEd's management have met, and will continue to meet periodically as part of the NRC's normal oversight process, to discuss the overall performance of the ComEd nuclear program.

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.4 billion in current-year (1999) dollars, including a contingency allowance. This estimate includes $588 million of non-radiological costs, which are included in ComEd's proposed rider for recovery, as discussed below. ComEd's decommissioning cost expenditures at the end of the units' operating lives are estimated to total approximately $13.8 billion. These expenditures will occur primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The current estimated decommissioning costs include a contingency allowance, but, except at Dresden Unit 1, exclude amounts for alternative spent fuel storage installations, which may be necessary to store spent fuel during the period beginning at the end of the NRC license lives of the plants to the date when the DOE accepts the spent fuel for permanent storage. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. Under its most recent annual rider, filed with the ICC on February 26, 1999, ComEd has proposed to increase its estimated annual decommissioning cost accrual from $84 million to $130 million. The proposed increase primarily reflects an increase in low-level waste disposal cost escalation, the inclusion of $209 million in current-year
(1999) dollars for safety-related costs of maintaining Zion Station in a mothballed condition until dismantlement begins, and the inclusion of non-radiological costs in the decommissioning cost estimates for recovery under the rider. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," for additional information regarding decommissioning costs.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See
Note 21 of Notes to Financial Statements for additional information.

Results of Operations

  Unicom's basic and diluted earnings/(loss) per common share for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                                 Three Months Ended    Nine Months Ended  Twelve Months Ended
                                    September 30          September 30       September  30
                                --------------------   -----------------  -------------------
                                  1999       1998        1999     1998      1999      1998
                                ---------  ---------   -------- --------  --------- ---------
Basic Earnings/(Loss) per
 Common Share...............      $1.29      $1.22      $2.16    $1.84      $2.67    $(4.44)
                                  =====      =====      =====    =====      =====    ======
Diluted Earnings/(Loss)
 per Common Share...........      $1.28      $1.22      $2.15    $1.83      $2.66    $(4.44)
                                  =====      =====      =====    =====      =====    ======

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

  Net Income for the Three Months Ended September 30, 1999. The increase in ComEd's net income in the recent three-month period reflects, among other factors, increased energy sales, lower regulatory asset amortization charges, lower-than-expected closing costs for Zion nuclear station and outstanding nuclear performance.

  Kilowatthour sales increased 11% for the third quarter of 1999, compared to the same period in 1998. Both periods benefited from warmer than normal weather. The increase in kilowatthour sales included a 42% increase in kilowatthour sales to other utilities, which represented a $22 million (after-tax), or $0.10 per common share, increase in earnings helping to offset the 15% residential base rate reduction. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs increased 3% in the third quarter of 1999, compared to the same period in 1998, reflecting increased kilowatthour sales. See "Fuel Costs" and "Purchased Power" below for additional information.

  O&M expenses decreased 1% for the third quarter of 1999, compared to the third quarter of 1998, as discussed in "Operation and Maintenance Expenses" below.

  Earnings for the third quarter of 1999 were positively impacted by lower regulatory asset amortization expense of $19 million (after-tax), or $0.09 per common share. A reduction in the estimated liability for closing costs related to the Zion Station also increased earnings by $8 million (after-tax), or $0.04 per common share. Partially offsetting the increases to earnings was an unrealized loss of $18 million (after-tax), or $0.08 per common share, related to a forward share repurchase arrangement.

  Net Income for the Nine Months Ended September 30, 1999. The increase in ComEd's net income in the recent nine-month period reflects, among other factors, the continued improvement of ComEd's nuclear fleet, which reduced energy costs. The reduction in energy costs helped to offset the reduction in revenues due to the 15% residential base rate reduction and increased O&M expenditures.

  Kilowatthour sales increased 10% for the nine months ended September 30, 1999, compared to the same period in 1998, which included a 57% increase in kilowatthour sales to other utilities, representing a $71 million (after-tax), or $0.33 per common share, increase in earnings during the nine months ended September 30, of 1999, as well as continued economic growth in ComEd's service territory. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs decreased 16% during the nine months ended September 30, 1999, compared to the same period in 1998, reflecting the effects of improvement of ComEd's nuclear fleet. See "Fuel Costs" and "Purchased Power" below for additional information.

  O&M expenses increased 3% for the nine months ended September 30, 1999, compared to the same period in 1998, as discussed in "Operation and Maintenance Expenses" below.

  Earnings for the nine months ended September 30, 1999 were also positively impacted by a net unrealized gain of $16 million (after-tax), or $0.07 per common share, recorded related to a forward share repurchase arrangement. A reduction in the estimated liability for closing costs related to the

Zion Station also increased earnings by $14 million (after-tax), or $0.07 per common share. Partially offsetting the increases in earnings were charges totaling $38 million (after-tax), or $0.17 per common share, related to the early redemption of long-term debt, sinking fund debentures and preference stock completed in 1999.

  Net Income for the Twelve Months Ended September 30, 1999. The increase in ComEd's net income in the recent twelve-month period was primarily due to the continued improvement of the nuclear fleet, which reduced energy costs. Also increasing operating results were lower O&M expenses, lower depreciation and amortization expense, gains from certain asset sales and a reduction in the estimated liability for Zion Station closing costs. The twelve months ended September 30, 1998 included write downs associated with the discontinuation of regulatory accounting practices for the generation portion of its business and other charges recorded in response to the 1997 Act. The twelve months ended September 30, 1998 also included a write-off in connection with the closure of Zion Station.

  ComEd's kilowatthour sales increased 9% for the twelve months ended September 30, 1999, compared to the same period last year, as discussed in "Operating Revenues" below. O&M expenses decreased 1% during the same period, as discussed in "Operation and Maintenance Expenses" below.

  Fuel and purchased power costs decreased 13% for the twelve months ended September 30, 1999, compared to the same period last year, due to overall improved performance at ComEd's nuclear stations, which helped to reduce purchased power requirements. See "Fuel Costs" and "Purchased Power" below for additional information.

  The twelve months ended September 30, 1999 also included a 4% reduction in depreciation and amortization expense, see "Depreciation, Amortization and Decommissioning" below, and a $20 million (after-tax), or $0.09 per common share, reduction in the estimated liability for closing costs related to the Zion Station, both of which increased operating results.

  Also, the twelve months ended September 30, 1999 reflected gains on the sales of certain assets of $20 million (after-tax), or $0.09 per common share, consisting principally of surplus inventory of emission allowances. In addition, operating results increased for the recent period due to a net unrealized gain of $16 million (after-tax), or $0.07 per common share, recorded during 1999 related to the forward share repurchase arrangement.

  Partially offsetting the increases in earnings were charges totaling $38 million (after-tax), or $0.17 per common share, related to the early redemption of long-term debt, sinking fund debentures and preference stock completed during 1999.

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

  Also, the twelve months ended September 30, 1998 operating results included the write down of ComEd's investment in uranium-related properties to reflect costs which are not expected to be recovered in a competitive market. The write down resulted in a charge of $60 million (after-tax), or $0.28 per common share.

  In addition, as permitted under the 1997 Act, ComEd elected to eliminate its FAC in December 1997, which resulted in a charge for the twelve months ended September 30, 1998 of $44 million (after-tax), or $0.20 per common share.

  The twelve months ended September 30, 1998 also included a charge of $523 million (after-tax), or $2.42 per common share, reflecting the write-off of the unrecoverable portion of the cost of ComEd's Zion Station plant and inventories, and a liability for future closing costs, resulting from the decision in January 1998 to permanently cease nuclear generation operations at Zion Station.

  Operating Revenues. ComEd's electric operating revenues reflect revenues from sales to ultimate consumers (including residential, commercial and industrial customers within its service territory) and revenues from sales for resale (i.e., sales to wholesale customers, principally other electric utilities). Operating revenues are affected by kilowatthour sales and rate levels. Kilowatthour sales, in turn, are affected by weather, the level of economic activity within ComEd's service area, and off-system or wholesale sales to other utilities. Off-system sales are affected by a number of factors, including nuclear generating availability and performance. See Note 1 of Notes to Financial Statements, under "Use of Estimates" and "Customer Receivables and Revenues", for additional information.

  Operating revenues decreased $26 million in the three months ended September 30, 1999, compared to the three months ended September 30, 1998, due in part to the approximately $46 million impact of the 15% residential base rate reduction that took effect August 1, 1998. Kilowatthour sales increased 11%, primarily due to sales to other utilities. Operating revenues decreased approximately $257 million in the nine months ended September 30, 1999, compared to the nine months ended September 30, 1998, primarily due to the approximately $226 million impact of the 15% residential base rate reduction that took effect August 1, 1998. Kilowatthour sales increased 10%, compared to the same period in 1998, primarily due to sales to other utilities. Operating revenues decreased $332 million in the twelve months ended September 30, 1999, compared to the same period in 1998, primarily due to the approximately $318 million impact of the 15% residential base rate reduction that took effect August 1, 1998. Kilowatthour sales increased 9%, compared to the same period last year, primarily due to sales to other utilities. In addition, due to a change in presentation for certain state and municipal taxes, operating revenues reflected a net reduction of approximately $30 million, $160 million and $226 million for the three months, nine months and twelve months ended September 30, 1999, respectively, compared to the same periods in 1998.

  Fuel Costs. Changes in fuel expense for the three months, nine months and twelve months ended September 30, 1999, compared to the same periods ended September 30, 1998, primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                                Three Months Ended    Nine Months Ended   Twelve Months Ended
                                                   September 30         September 30         September 30
                                                --------------------  ------------------  --------------------
                                                  1999       1998       1999      1998      1999       1998
                                                ---------  ---------  --------  --------  ---------  ---------
Cost of fuel consumed (per million Btu):
  Nuclear.....................................      $0.50      $0.54     $0.50     $0.58      $0.50      $0.59
  Coal........................................      $2.09      $2.59     $2.20     $2.35      $2.26      $2.28
  Oil.........................................      $5.01      $3.71     $4.37     $3.49      $4.17      $3.56
  Natural gas.................................      $2.14      $2.27     $2.22     $2.38      $2.25      $2.53
  Average all fuels...........................      $0.99      $1.29     $0.99     $1.28      $1.00      $1.31
Net generation of electric energy (millions of
 kilowatthours)...............................     28,630     25,110    76,319    60,600     99,021     80,770
Fuel sources of kilowatthour generation:
  Nuclear.....................................         70%        63%       72%       62%        72%        59%
  Coal........................................         26         31        25        31         25         34
  Oil.........................................        --         --        --          1        --           1
  Natural gas.................................          4          6         3         6          3          6
                                                ---------  ---------  --------  --------  ---------  ---------
                                                      100%       100%      100%      100%       100%       100%
                                                =========  =========  ========  ========  =========  =========

  The increases in net generation of electric energy and nuclear generation for the periods ended September 30, 1999, compared to the prior periods, are primarily due to significant improvement in ComEd's nuclear fleet. The overall nuclear capacity factor was 97% for the third quarter of 1999, compared to 77% for the third quarter of 1998. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations.

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

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd's generating units and the availability and cost of power from other utilities. Purchased power increased $56 million for the three months ended September 30, 1999, compared to the same period ended September 30, 1998. The increase in purchased power is primarily due to the record-breaking heat wave which occurred in July 1999 when ComEd set a new peak energy demand. Purchased power decreased $227 million and $230 million for the nine and twelve months ended September 30, 1999, respectively, compared to the same period ended September 30, 1998, primarily due to increased output from ComEd's nuclear fleet, which reduced purchased power requirements. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations.

  The number and average cost of kilowatthours purchased were as follows:

                            Three Months Ended      Nine Months Ended     Twelve Months Ended
                               September 30           September 30           September 30
                            ---------------------   --------------------  ----------------------
                              1999        1998        1999       1998       1999        1998
                            ---------   ---------   --------   ---------  ---------   ----------
   Kilowatthours
    (millions).............     3,222       4,025      7,215      18,474      9,445       23,158
   Cost per kilowatthour...      7.74c       4.81c      5.81c       3.76c      5.52c        3.52c

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

  During the three months and twelve months ended September 30, 1999, the aggregate level of O&M expenses decreased 1%, compared to the same periods ended September 30, 1998. O&M expenses for the nine months ended
September 30, 1999 increased 3%, compared to the same period last year.

  O&M expenses associated with nuclear generating stations decreased $18 million, $37 million and $45 million during the three months, nine months and twelve months ended September 30, 1999, respectively, compared to the same periods ended September 30, 1998. The decreases in the recent periods were due to shorter refueling outages and fewer forced outages. The nuclear O&M decrease in the recent twelve-month period was also due to the permanent cessation of nuclear generation operations at Zion Station in December 1997. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes" above, regarding the permanent cessation of nuclear operations at Zion Station.

  During the three months, nine months and twelve months ended September 30, 1999, O&M expenses associated with fossil generating stations decreased $2 million, $14 million and $8 million, respectively, compared to the same periods ended September 30, 1998. The decreases in the recent periods for the fossil generating stations were primarily due to reductions in general plant maintenance costs. Also, the twelve months ended September 30, 1999 fossil O&M expenses were lower due to the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively.

  O&M expenses associated with ComEd's transmission and distribution system increased $22 million, $58 million and $74 million during the three months, nine months and twelve months ended September 30, 1999, respectively, compared to the same periods last year. The increases in the recent three-month, nine-month and twelve-month periods reflect higher maintenance costs, which include an increase in tree trimming expenses and the costs associated with ComEd's extensive evaluation of the reliability of its transmission and distribution system following outages which occurred during the summer of 1999. The increase also reflects restoration and other outage-related costs associated with the summer heat wave. O&M expenses associated with customer-related activities increased $9 million, $27 million and $31 million for the three months, nine months and twelve months ended September 30, 1999, respectively, compared to the same periods ended September 30, 1998, primarily due to the implementation of a new customer information and billing system.

  O&M expenses also include employee benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave the company voluntarily. Such incentives included both current payments and earlier eligibility for postretirement health care benefits, in addition to certain other employee-related costs, resulting in charges of $2 million and $9 million for the three months ended September 30, 1999 and 1998, respectively, $7 million and $33 million for the nine months ended September 30, 1999 and 1998, respectively, and $23 million and $38 million for the twelve months ended September 30, 1999 and 1998, respectively.

  Other employee benefits expenses, excluding the effects of employee separation plans and certain other employee-related costs decreased
$11 million and increased $22 million and $26 million for the three months, nine months and twelve months ended September 30, 1999, respectively, compared to the same periods ended September 30, 1998. The decrease for the recent three-month period was primarily due to lower accruals for incentive compensation. The increases in the recent nine-month and twelve-month periods were primarily due to higher medical costs for active and retired employees and accruals for incentive compensation.

  O&M expenses included a $25 million charge for the nine months and twelve months ended September 30, 1999 as a result of a settlement agreement with the City during the first quarter of 1999. O&M expenses for the twelve months ended September 30, 1999 also reflect a reduction of $34 million in certain nuclear maintenance costs due to technological improvements, compared to the same period last year. In addition, O&M expenses for the twelve months ended September 30, 1998 included $25 million for the additional write-off of obsolete materials and supplies.

  O&M expenses associated with certain administrative and general costs increased $2 million and decreased $13 million and $53 million for the three months, nine months and twelve months ended

September 30, 1999, respectively, compared to the same periods ended September 30, 1998. The decreases in the recent periods were due to a variety of reasons, including reductions in nuclear insurance and fees partially offset by additional charges for uncollectible accounts. The effects of inflation have also increased O&M expenses during the years and are also reflected in the increases and decreases discussed herein.

  Depreciation, Amortization and Decommissioning. Depreciation, amortization and decommissioning expense decreased $31 million, $14 million and $35 million for the three months, nine months and twelve months ended September 30, 1999, respectively, compared to the same periods ended September 30, 1998. The decrease in the recent three-month period was primarily due to no additional regulatory asset amortization expense being recorded due to lower than previously estimated annual recovery of such cost through regulated cash flows. The decrease in the recent nine-month period was due to the retirement of steam generators at Braidwood Station in early 1998, which increased depreciation expense for the 1998 period. The decrease in the recent twelve-month period was primarily due to the retirement of Zion Station in December 1997 as well as increased depreciation in 1998 related to the replacement of steam generators. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," for additional information.

  The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry, including ComEd, regarding the recognition, measurement and classification of decommissioning costs for nuclear generating stations in the financial statements of electric utilities. In response to these questions, the FASB is reviewing the accounting for asset removal costs including those related to nuclear decommissioning. If current electric utility industry accounting practices for such decommissioning costs are changed, annual provisions for decommissioning could increase and the estimated costs of decommissioning could be recorded as a liability rather than as accumulated depreciation. Decommissioning costs of currently retired nuclear plants are recorded as a liability. Unicom and ComEd do not believe that such changes, if required, would have an adverse effect on their results of operations due to ComEd's ability to recover decommissioning costs through rates.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, nine months and twelve months ended September 30, 1999, compared to the same periods ended September 30, 1998, were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. See Notes 3 and 6 of Notes to Financial Statements for information regarding the redemptions and repurchases of debt and equity. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                           Three Months Ended     Nine Months Ended    Twelve Months Ended
                              September 30          September 30          September 30
                          --------------------- --------------------- ---------------------
                             1999       1998       1999       1998       1999       1998
                          ---------- ---------- ---------- ---------- ---------- ----------
Long-term debt outstand-
 ing:
 Average amount (mil-
  lions)................    $7,998     $5,823     $8,227     $5,852     $7,671     $5,906
 Average interest rate..      6.77%      7.37%      6.76%      7.40%      7.01%      7.47%
Notes payable outstand-
 ing:
 Average amount (mil-
  lions)................    $  381     $  412     $  298     $  343     $  311     $  266
 Average interest rate..      5.50%      5.94%      5.84%      5.92%      5.59%      5.94%

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements, under "AFUDC and Interest Capitalized." ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business, and as a result, began capitalizing interest in 1998. ComEd capitalized $4 million and $6 million for the three months ended September 30, 1999 and 1998, $16 million and $14 million for the nine months ended September 30, 1999 and 1998, respectively, and $31 million and $14 million for the twelve months ended September 30, 1999 and 1998, respectively, in interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended September 30, 1999 and December 31, 1998 were 2.56 and 2.59, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended September 30, 1999 and December 31, 1998 were 2.36 and 2.24, respectively.

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

  Forward-Looking Information. Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry--The 1997 Act," and in Notes 1 and 3 of Notes to Financial Statements, (2) statements regarding estimated capital expenditures in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources-- UTILITY OPERATIONS--Construction Program" and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Construction Program," and "Changes in the Electric Utility Industry--Response to Regulatory Changes," (3) statements regarding the costs of decommissioning nuclear generating stations in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and in Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Decommissioning," (4) statements regarding cleanup costs associated with MGPs and other remediation sites in Note 21 of Notes to Financial Statements, (5) statements regarding the estimated fair value of forward energy contracts in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Market Risks," (6) statements regarding the risks and uncertainties relating to Year 2000 issues set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS-- Year 2000 Conversion," including Unicom's dependence upon the Year 2000 readiness of third parties with whom it has significant business relationships, the estimated costs of remediating or upgrading embedded systems and software that would not otherwise be replaced in accordance with Unicom's business plans, and Unicom's Year 2000 contingency planning process,
(7) statements regarding the fossil plant sale in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Changes in the Electric Utility Industry--Fossil Plant Sale," "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program," and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Capital Resources," and in Note 4 of Notes to Financial Statements,

(8) statements regarding estimates of claims resulting from the summer of 1999 outages set forth in Note 21 of Notes to Financial Statements and (9) statements regarding the Merger Agreement in Note 2 of Notes to Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" subcaption "Changes in the Electric Utility Industry--Merger Agreement." Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, decommissioning costs, cleanup costs and Year 2000 conversion costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding expectations for Year 2000 readiness and Unicom's Year 2000 contingency planning process are also subject to the risk that Year 2000 remediation efforts of Unicom and other parties with whom it has significant business relationships are not successful. The statements regarding the fair value of forward energy contracts are subject to changes in generating capability and a reduction in the demand for electricity. The statement regarding the use of proceeds from the fossil plant sale is subject to the possibility that regulatory action might affect the amount and use of such proceeds and the possibility that, due to changing market conditions, Unicom and ComEd may determine that other uses of the proceeds may be in their best interest. The statements regarding estimates of claims resulting from the summer of 1999 outages are subject to the risk that the actual amount of losses suffered by customers and restoration costs may exceed the estimated amounts. The statements regarding the Merger Agreement and the associated repurchase of shares are subject to the risk of a significant delay in the expected completion of, and unexpected consequences resulting from, the transactions contemplated by the Merger Agreement, including the inability to close the transaction, and to changes in the number of shares of outstanding common stock of Unicom and PECO for unforeseen reasons. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of Commonwealth Edison Company (an Illinois corporation) and subsidiary companies as of September 30, 1999 and December 31, 1998, and the related statements of consolidated operations, retained earnings/(deficit) and cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of September 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998, in conformity with generally accepted accounting principles.


                                            Arthur Andersen LLP
Chicago, Illinois
November 12, 1999

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, nine months and twelve months ended September 30, 1999 and 1998 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           Three Months Ended       Nine Months Ended      Twelve Months Ended
                              September 30            September 30             September 30
                          ----------------------  ----------------------  -----------------------
                             1999        1998        1999        1998        1999        1998
                          ----------  ----------  ----------  ----------  ----------  -----------
                                                (Thousands of Dollars)
Electric Operating
 Revenues...............  $2,064,011  $2,089,547  $5,271,794  $5,528,794  $6,831,542  $ 7,163,379
                          ----------  ----------  ----------  ----------  ----------  -----------
Electric Operating
 Expenses and Taxes:
 Fuel...................  $  302,181  $  340,317  $  796,654  $  804,483  $1,049,699  $ 1,062,539
 Purchased power........     249,375     193,637     419,358     646,388     520,987      751,325
 Operation..............     383,438     388,357   1,133,360   1,077,611   1,513,094    1,539,085
 Maintenance............     168,993     169,536     590,572     603,666     776,169      772,637
 Depreciation and
  amortization..........     200,284     231,008     695,387     709,774     923,216      958,400
 Taxes (except income)..     143,912     178,800     405,454     570,365     532,241      755,814
 Income taxes--
   Current--Federal.....     164,697     171,051     350,417     293,191     343,217      297,201
   --State..............      34,704      29,603      74,805      55,113      71,521       57,871
   Deferred--Federal--
    net.................     (10,944)    (10,920)    (86,319)    (29,937)    (25,621)       1,325
   --State--net.........      (1,385)      4,134     (17,204)      1,543      (6,210)      10,774
 Investment tax credits
  deferred--net.........      (7,021)     (6,889)    (21,063)    (20,937)    (27,856)     (28,588)
                          ----------  ----------  ----------  ----------  ----------  -----------
                          $1,628,234  $1,688,634  $4,341,421  $4,711,260  $5,670,457  $ 6,178,383
                          ----------  ----------  ----------  ----------  ----------  -----------
Electric Operating
 Income.................  $  435,777  $  400,913  $  930,373  $  817,534  $1,161,085  $   984,996
                          ----------  ----------  ----------  ----------  ----------  -----------

Other Income and
 (Deductions):
 Interest on long-term
  debt, net of interest
  capitalized...........  $ (130,663) $ (107,356) $ (400,821) $ (324,693) $ (506,732) $  (441,178)
 Interest on notes
  payable...............      (5,282)     (6,170)    (13,003)    (15,186)    (17,377)     (15,817)
 Allowance for funds
  used during
  construction..........       6,581       4,467      15,982      12,325      20,121       24,217
 Income taxes
  applicable to
  nonoperating
  activities............       2,080       1,671      (1,169)     18,946     (17,418)      31,151
 Provision for
  dividends on company-
  obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trusts
  holding solely the
  Company's
  subordinated debt
  securities............      (7,428)     (7,428)    (22,283)    (22,283)    (29,710)     (29,710)
 Loss on nuclear plant
  closure...............         --          --          --          --          --      (885,611)
 Income tax effect of
  nuclear plant
  closure...............         --          --          --          --          --       362,952
 Miscellaneous--net.....     (14,016)        (26)     29,935     (24,286)     60,893      (96,071)
                          ----------  ----------  ----------  ----------  ----------  -----------
                          $ (148,728) $ (114,842) $ (391,359) $ (355,177) $ (490,223) $(1,050,067)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss) before
 Extraordinary Items....  $  287,049  $  286,071  $  539,014  $  462,357  $  670,862  $   (65,071)
Extraordinary Losses,
 less Applicable Income
 Taxes..................         --          --      (27,579)        --      (27,579)    (810,335)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss).......  $  287,049  $  286,071  $  511,435  $  462,357  $  643,283  $  (875,406)
Provision for Dividends
 on Preferred and
 Preference Stocks......       1,830      14,053      20,170      43,062      33,991       57,635
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss) on
 Common Stock...........  $  285,219  $  272,018  $  491,265  $  419,295  $  609,292  $  (933,041)
                          ==========  ==========  ==========  ==========  ==========  ===========

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     September 30, December 31,
                       ASSETS                            1999          1998
                       ------                        ------------- ------------
                                                       (Thousands of Dollars)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $959 million and
   $858 million, respectively)......................  $28,501,029  $27,801,246
  Less--Accumulated provision for depreciation......   15,749,560   15,234,320
                                                      -----------  -----------
                                                      $12,751,469  $12,566,926
  Nuclear fuel, at amortized cost...................      864,229      874,979
                                                      -----------  -----------
                                                      $13,615,698  $13,441,905
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds.....................  $ 2,340,005  $ 2,267,317
  Subsidiary companies..............................       69,032       48,636
  Other investments, at cost........................       45,800       57,031
                                                      -----------  -----------
                                                      $ 2,454,837  $ 2,372,984
                                                      -----------  -----------
Current Assets:
  Cash..............................................  $    10,043  $       219
  Temporary cash investments........................       28,130       26,935
  Cash held to redemption of securities.............      606,822    3,062,816
  Special deposits..................................          382          271
  Receivables--
    Customers.......................................    1,285,420    1,364,760
    Forward share repurchase contract...............      678,016          --
    Other...........................................      148,349      155,492
    Provisions for uncollectible accounts...........      (61,355)     (48,008)
  Coal and fuel oil, at average cost................      130,662      134,965
  Materials and supplies, at average cost...........      241,952      229,532
  Deferred income taxes related to current assets
   and liabilities..................................       24,892       26,486
  Prepayments and other.............................       33,555       18,387
                                                      -----------  -----------
                                                      $ 3,126,868  $ 4,971,855
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................  $ 4,473,652  $ 4,578,427
  Other.............................................       91,123       85,406
                                                      -----------  -----------
                                                      $ 4,564,775  $ 4,663,833
                                                      -----------  -----------
                                                      $23,762,178  $25,450,577
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                          September 30,   December 31,
            CAPITALIZATION AND LIABILITIES                     1999          1998
            ------------------------------                -------------   ------------
                                                             (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity..................................   $ 5,270,861     $ 5,055,854
  Preferred and preference stocks without mandatory
   redemption requirements.............................        18,820          91,479
  Preference stock subject to mandatory redemption
   requirements........................................           --           69,475
  Company-obligated mandatorily redeemable preferred
   securities of subsidiary trusts holding solely the
   Company's subordinated debt securities*.............       350,000         350,000
  Long-term debt.......................................     7,049,748       7,677,219
                                                          -----------     -----------
                                                          $12,689,429     $13,244,027
                                                          -----------     -----------
Current Liabilities:
  Notes payable........................................   $   448,750     $   276,356
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease obligations..     1,104,153       2,226,868
  Accounts payable.....................................       486,158         605,712
  Accrued interest.....................................       127,414         178,238
  Accrued taxes........................................       325,896         165,466
  Dividends payable....................................        89,469         104,022
  Customer deposits....................................        62,211          56,954
  Accrued plant closing costs..........................        15,198          78,430
  Other................................................       130,326         149,304
                                                          -----------     -----------
                                                          $ 2,789,575     $ 3,841,350
                                                          -----------     -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes................................   $ 3,688,501     $ 3,787,978
  Nuclear decommissioning liability for retired plants.     1,266,900       1,215,400
  Accumulated deferred investment tax credits..........       535,089         562,285
  Accrued spent nuclear fuel disposal fee and related
   interest............................................       753,926         728,413
  Obligations under capital leases.....................       213,725         333,653
  Regulatory liabilities...............................       599,739         595,005
  Other................................................     1,225,294       1,142,466
                                                          -----------     -----------
                                                          $ 8,283,174     $ 8,365,200
                                                          -----------     -----------
Commitments and Contingent Liabilities (Note 21)
                                                          $23,762,178     $25,450,577
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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                       September 30,  December 31,
                                                           1999          1998
                                                      --------------  -----------
                                                       (Thousands of Dollars)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--213,972,524 shares and 214,057,171
    shares, respectively............................. $ 2,677,979     $ 2,677,969
  Premium on common stock and other paid-in capital..   2,207,264       2,223,706
  Capital stock and warrant expense..................     (12,537)        (15,664)
  Retained earnings..................................     408,520         176,643
  Treasury stock--264,406 shares and 178,982 shares,
   respectively......................................     (10,365)         (6,800)
                                                      -----------     -----------
                                                      $ 5,270,861     $ 5,055,854
                                                      -----------     -----------
Preferred and Preference Stocks Without Mandatory
 Redemption Requirements:
  Preference stock, non-cumulative, without par val-
   ue--
   Outstanding--2,600 shares......................... $    16,991     $    16,991
  Preference stock, cumulative, without par value--
   Outstanding--No shares and 13,499,549 shares,
    respectively ....................................         --          504,957
  Current redemption requirements for preference
   stock included in current liabilities.............         --         (432,320)
  $1.425 convertible preferred stock, cumulative,
   without par value--
   Outstanding--57,526 shares and 58,211 shares, re-
    spectively.......................................       1,829           1,851
  Prior preferred stock, cumulative, $100 par value
   per share--
   No shares outstanding.............................         --              --
                                                      -----------     -----------
                                                      $    18,820     $    91,479
                                                      -----------     -----------
Preference Stock Subject to Mandatory Redemption Re-
 quirements:
  Preference stock, cumulative, without par value--
   Outstanding--700,000 shares and 1,720,345 shares,
    respectively..................................... $    69,475     $   171,348
  Current redemption requirements for preference
   stock included in current liabilities.............     (69,475)       (101,873)
                                                      -----------     -----------
                                                      $       --      $    69,475
                                                      -----------     -----------
Company-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely the
 Company's Subordinated Debt Securities.............. $   350,000     $   350,000
                                                      -----------     -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 1999 through 2003--6 3/8% to 9 3/8%..... $   672,245     $ 1,080,000
    Maturing 2004 through 2013--4.40% to 8 3/8%......   1,305,400       1,485,400
    Maturing 2014 through 2023--5.85% to 9 7/8%......   1,609,443       1,981,000
                                                      -----------     -----------
                                                      $ 3,587,088     $ 4,546,400
  Transitional trust notes, due 2000 through 2008--
   5.29% to 5.74%....................................   3,162,955       3,400,000
  Sinking fund debentures, due 1999 through 2011--
   2 3/4% to 7 5/8%..................................      31,383          94,159
  Pollution control obligations, due 2007 through
   2014--3.75% to 5 7/8%.............................     139,200         140,700
  Other long-term debt...............................   1,056,300       1,056,346
  Current maturities of long-term debt included in
   current liabilities...............................    (876,387)     (1,497,706)
  Unamortized net debt discount and premium..........     (50,791)        (62,680)
                                                      -----------     -----------
                                                      $ 7,049,748     $ 7,677,219
                                                      -----------     -----------
                                                      $12,689,429     $13,244,027
                                                      ===========     ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS/(DEFICIT)

                          Three Months Ended    Nine Months Ended  Twelve Months Ended
                             September 30         September 30        September 30
                          --------------------  -----------------  -------------------
                            1999       1998       1999     1998      1999      1998
                          ---------  ---------  -------- --------  -------- ----------
                                           (Thousands of Dollars)
Balance at Beginning of
 Period.................  $ 211,003  $ (43,295) $176,643 $(19,172) $142,989 $1,418,848
Add--Net income/(loss)..    287,049    286,071   511,435  462,357   643,283   (875,406)
                          ---------  ---------  -------- --------  -------- ----------
                          $ 498,052  $ 242,776  $688,078 $443,185  $786,272 $  543,442
                          ---------  ---------  -------- --------  -------- ----------
Deduct--
   Dividends declared
    on--
    Common stock........  $  85,589  $  85,695  $256,695 $257,082  $342,388 $  342,773
    Preferred and
     preference stocks..      1,224     13,870     7,309   42,836    19,791     57,385
   Preference stock
    redemption premiums.     (9,984)       --        --       --        --         --
   Other capital stock
    transactions--net...     12,703        222    15,554      278    15,573        295
                          ---------  ---------  -------- --------  -------- ----------
                          $  89,532  $  99,787  $279,558 $300,196  $377,752 $  400,453
                          ---------  ---------  -------- --------  -------- ----------
Balance at End of Period
 (Includes $827 million
 and $546 million of
 appropriated retained
 earnings at September
 30, 1999 and 1998,
 respectively)..........  $ 408,520  $ 142,989  $408,520 $142,989  $408,520 $  142,989
                          =========  =========  ======== ========  ======== ==========




   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          Three Months Ended      Nine Months Ended       Twelve Months Ended
                             September 30            September 30             September 30
                          --------------------  -----------------------  -----------------------
                            1999       1998        1999         1998        1999         1998
                          ---------  ---------  -----------  ----------  -----------  ----------
                                               (Thousands of Dollars)
Cash Flow from Operating
 Activities:
 Net income/(loss)......  $ 287,049  $ 286,071  $   511,435  $  462,357  $   643,283  $ (875,406)
 Adjustments to
  reconcile net
  income/(loss) to net
  cash provided by
  operating activities:
   Depreciation and
    amortization........    208,597    245,362      737,501     751,423      970,440   1,013,281
   Deferred income taxes
    and investment tax
    credits--net........    (11,861)   (13,348)    (115,059)     (9,008)    (43,256)    (352,101)
   Extraordinary loss
    related to write-off
    of certain net
    regulatory assets...         -          -            -           -            -      810,335
   Loss on nuclear plant
    closure.............         -          -            -           -            -      885,611
   Provisions/(payments)
    for revenue
    refunds--net........     (2,439)        -       (22,297)    (45,470)         306          -
   Equity component of
    allowance for funds
    used during
    construction........     (2,243)    (1,814)      (5,999)     (5,358)      (7,600)    (12,570)
   Provisions/(payments)
    for liability for
    separation costs--
    net.................     (1,746)    (9,853)     (11,544)     (2,817)       1,029     (11,779)
   Net effect on cash
    flows of changes in:
     Receivables........     44,240   (281,151)      83,927    (430,553)      28,647    (510,533)
     Coal and fuel oil..     15,078     53,064        4,303     (31,444)      21,446      (7,662)
     Materials and
      supplies..........     (2,439)    14,324      (12,420)      7,686        2,413      49,123
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and separation
      costs--net........      1,137   (131,869)    (106,930)    (15,106)      20,158      63,103
     Accrued interest
      and taxes.........      7,952    107,217      127,657     205,176     (118,229)     57,864
     Other changes in
      certain current
      assets and
      liabilities.......     36,964     31,780       91,196      83,468      148,914     189,403
   Other--net...........     23,989     42,824      150,440     100,510      117,393     141,890
                          ---------  ---------  -----------  ----------  -----------  ----------
                          $ 604,278  $ 342,607  $ 1,432,210  $1,070,864  $ 1,784,944  $1,440,559
                          ---------  ---------  -----------  ----------  -----------  ----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $(262,946) $(198,155) $  (736,654) $ (618,277) $(1,021,602) $ (949,613)
 Nuclear fuel
  expenditures..........    (90,926)   (28,616)    (204,873)   (123,583)    (247,458)   (151,686)
 Sales of generating
  plants................         -          -            -      177,454           -      238,245
 Equity component of
  allowance for funds
  used during
  construction..........      2,243      1,814        5,999       5,358        7,600      12,570
 Contributions to
  nuclear
  decommissioning
  funds.................         -          -       (39,426)    (80,077)     (96,120)   (114,721)
 Other investments and
  special deposits......    (15,885)       658      (18,353)       (288)     (19,239)     19,618
                          ---------  ---------  -----------  ----------  -----------  ----------
                          $(367,514) $(224,299) $  (993,307) $ (639,413) $(1,376,819) $ (945,587)
                          ---------  ---------  -----------  ----------  -----------  ----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Transitional trust
   notes................  $      -   $      -   $        -   $       -   $ 3,382,629  $       -
  Other long-term debt..         -     222,068           -      222,068           -      222,068
  Capital stock.........          6         20           21         244       17,029         244
 Retirement and
  redemption of
  securities--
  Transitional trust
   notes................    (97,045)        -      (237,045)         -      (237,045)         -
  Other long-term debt..     (1,017)   (51,009)  (1,059,452)   (423,192)  (1,134,452)   (483,195)
  Capital stock.........    (75,034)   (24,270)    (639,298)    (30,495)    (649,669)    (34,066)
 Deposits and
  securities held for
  retirement and
  redemption of
  securities............         -         995           -           -            -           -
 Prepayment of forward
  share repurchase
  contract..............         -          -      (662,113)         -      (662,113)         -
 Cash dividends paid on
  capital stock.........    (99,246)  (110,729)    (300,839)   (326,063)    (404,644)   (430,615)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........         -      39,612           -      101,038           -      146,768
 Nuclear fuel lease
  principal payments....    (55,610)   (43,321)    (157,546)   (204,330)    (208,820)   (246,681)
 Increase/(decrease) in
  short-term
  borrowings............     36,900    (81,200)     172,394     250,496       40,104     365,896
                          ---------  ---------  -----------  ----------  -----------  ----------
                          $(291,046) $ (47,834) $(2,883,878) $ (410,234) $   143,019  $ (459,581)
                          ---------  ---------  -----------  ----------  -----------  ----------
Change in Net Cash
 Balance................  $ (54,282) $  70,474  $(2,444,975) $   21,217  $   551,144  $   35,391
Cash, Temporary Cash
 Investments and Cash
 Held for Redemption of
 Securities:
 Balance at Beginning
  of Period.............    699,277     23,377    3,089,970      72,634       93,851      58,460
                          ---------  ---------  -----------  ----------  -----------  ----------
 Balance at End of
  Period................  $ 644,995  $  93,851  $   644,995  $   93,851  $   644,995  $   93,851
                          =========  =========  ===========  ==========  ===========  ==========

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $155 million and $133 million for the three months ended September 30, 1999 and 1998, respectively, $470 million and $404 million for the nine months ended September 30, 1999 and 1998, respectively, and $593 million and $545 million for the twelve months ended September 30, 1999 and 1998, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1999 and 1998 was as follows:

                          Three Months Ended Nine Months Ended Twelve Months Ended
                             September 30      September 30       September 30
                          ------------------------------------ -------------------
                            1999      1998     1999     1998     1999      1998
                          --------- ----------------- -------- --------- ---------
                                           (Thousands of Dollars)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $156,159  $96,567 $479,015 $342,687  $561,107  $439,112
   Income taxes (net of
    refunds)............  $ 140,913 $ 23,040 $225,020 $ 23,546 $ 514,684 $ 222,230
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $     189 $ 40,954 $  1,625 $104,933 $   3,062 $ 152,812

  (2) Merger Agreement. See Unicom's Note 2 of Notes to Financial Statements.

  (3) Accounting Effects Related to the 1997 Act. See Unicom's Note 3 of Notes to Financial Statements, except for EPS information.

  (4) Closure and Sale of Plants. See Unicom's Note 4 of Notes to Financial Statements, except for EPS information.

  (5) Authorized Shares and Voting Rights of Capital Stock. At September 30, 1999, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--7,510,451 shares; $1.425 convertible preferred stock--57,526 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

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

  In February 1999, ComEd also entered into a prepaid forward purchase agreement with Unicom for the repurchase of approximately 15 million shares of Unicom common stock. This forward purchase arrangement was amended to also include the repurchase of approximately 5.1 million shares for a total of 20.1 million shares, subsequent to the net cash settlement of the $200 million repurchase program, as described above. The repurchase arrangement, as amended, provides for final settlement no later than February 2000, on either a physical (share) basis, or a net cash basis. The terms of the repurchase agreement between ComEd and Unicom are identical to the terms of Unicom's repurchase agreement with the financial institution. The repurchase agreement between ComEd and Unicom is expected to be settled on the same basis Unicom settles its repurchase arrangements with the financial institution. The amount at which the arrangement can be settled is dependent principally upon the average market price at which Unicom common shares have been repurchased under its repurchase agreement, compared to the forward price per share. The share repurchases will not reduce shares outstanding or common stock equity, and resulting return on common equity calculations, until the date of physical settlement. ComEd does not currently anticipate that settlement will occur in 1999. The repurchase arrangement has been recorded as a receivable on the Consolidated Balance Sheets and has been adjusted at the end of each reporting period to reflect the aggregate market value of the shares deliverable under the arrangement. Consequently, the arrangement has increased earnings volatility in 1999. An unrealized loss of $18 million (after-tax) for the three months ended and net unrealized gains of $16 million (after-tax) for the nine and twelve months ended September 30, 1999 have been recorded related to the arrangement.

  At September 30, 1999, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 58,676
      Conversion of warrants............................................. 25,263
                                                                          ------
                                                                          83,939
                                                                          ======

  Shares of common stock issued for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                         Three Months Ended    Nine Months Ended  Twelve Months Ended
                            September 30          September 30        September 30
                         --------------------  ------------------ --------------------
                           1999       1998       1999     1998      1999       1998
                         ---------  ---------  -------- --------- --------- ----------
Conversion of $1.425
 convertible preferred
 stock..................       202        652      697      7,848      697       7,848
Conversion of warrants..        15         52       80        176      132         187
                         ---------  ---------  -------  --------- --------  ----------
                               217        704      777      8,024      829       8,035
                         =========  =========  =======  ========= ========  ==========

  As of September 30, 1999 and December 31, 1998, 264,406 and 178,982 shares, respectively, of ComEd common stock were reacquired and held as treasury stock at a cost of $10 million and $7 million, respectively.

  At September 30, 1999 and December 31, 1998, 75,791 and 76,079,
respectively, of common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  As of September 30, 1999 and December 31, 1998, $827 million and $580 million, respectively, of retained earnings had been appropriated for future dividend payments.

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

  (12) Lines of Credit. See the first paragraph of Unicom's Note 12 of Notes to Financial Statements.

  (13) Disposal of Spent Nuclear Fuel. See Unicom's Note 13 of Notes to Financial Statements.

  (14) Fair Value of Financial Instruments. See Unicom's Note 14 of Notes to Financial Statements, except for following section.

  Capitalization. The estimated fair values of preferred and preference stocks, company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the Company's subordinated debt securities, transitional trust notes and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of September 30, 1999 and December 31, 1998 were as follows:

                                 September 30, 1999                December 31, 1998
                          --------------------------------- --------------------------------
                                     Unrealized
                           Carrying   Losses/                Carrying  Unrealized    Fair
                            Value     (Gains)    Fair Value   Value      Losses     Value
                          ---------- ----------  ---------- ---------- ---------- ----------
                                               (Thousands of Dollars)
Preferred and preference
 stocks.................  $   71,304 $     208   $   71,512 $  678,156  $ 11,500  $  689,656
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely the
 Company's subordinated
 debt securities........  $  350,000 $  (1,234)  $  348,766 $  350,000  $ 20,678  $  370,678
Transitional trust
 notes..................  $3,162,955 $(116,799)  $3,046,156 $3,382,821  $ 67,168  $3,449,989
Long-term debt..........  $4,776,727 $ 125,838   $4,902,565 $5,791,757  $442,077  $6,233,834

  (15) Pension and Postretirement Benefits. See Unicom's Note 15 of Notes to Financial Statements.

  (16) Separation Plan Costs. See Unicom's Note 16 of Notes to Financial Statements, except for EPS information.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (17) Income Taxes. The components of the net deferred income tax liability at September 30, 1999 and December 31, 1998 were as follows:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                        (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs........................   $3,960,161    $4,007,681
 Overheads capitalized..............................      136,193       140,922
 Repair allowance...................................      225,100       233,861
 Regulatory assets recoverable through future rates.      678,583       680,356
Deferred income tax assets:
 Postretirement benefits............................     (360,356)     (331,566)
 Unamortized investment tax credits.................     (181,467)     (191,135)
 Regulatory liabilities to be settled through future
  rates.............................................     (599,739)     (595,005)
 Nuclear plant closure..............................      (13,238)      (38,354)
 Other--net.........................................     (181,628)     (145,268)
                                                       ----------    ----------
Net deferred income tax liability...................   $3,663,609    $3,761,492
                                                       ==========    ==========

  The $98 million decrease in the net deferred income tax liability from December 31, 1998 to September 30, 1999 is comprised of an $91 million credit to net deferred income tax expense and a $7 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities for both periods, includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged/(credited) to continuing operations for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                          Three Months Ended    Nine Months Ended    Twelve Months Ended
                             September 30          September 30          September 30
                          --------------------  -------------------  ---------------------
                            1999       1998       1999       1998      1999        1998
                          ---------  ---------  ---------  --------  ---------  ----------
                                            (Thousands of Dollars)
Electric operating in-
 come:
 Current income taxes...  $ 199,401  $ 200,654  $ 425,222  $348,304  $ 414,738  $  355,072
 Deferred income taxes..    (12,329)    (6,786)  (103,523)  (28,394)   (31,831)     12,099
 Investment tax credits
  deferred--net              (7,021)    (6,889)   (21,063)  (20,937)   (27,856)    (28,588)
Other (income) and de-
 ductions:
 Current income taxes...     (5,809)    (1,802)    (4,057)  (59,017)     5,160     (58,661)
 Deferred income taxes..      6,159        364     12,238    47,908     23,787    (337,039)
 Investment tax credits.     (2,153)       --      (6,133)   (7,472)   (10,768)    (29,997)
                          ---------  ---------  ---------  --------  ---------  ----------
Net income taxes
 charged/(credited) to
 continuing operations..  $ 178,248  $ 185,541  $ 302,684  $280,392  $ 373,230  $  (87,114)
                          =========  =========  =========  ========  =========  ==========

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, nine months and twelve months ended September 30, 1999 and 1998:

                         Three Months Ended    Nine Months Ended   Twelve Months Ended
                            September 30         September 30          September 30
                         --------------------  ------------------  ---------------------
                           1999       1998       1999      1998       1999       1998
                         ---------  ---------  --------  --------  ----------  ---------
Pre-tax book
 income/(loss) (thou-
 sands).................  $465,300  $ 471,612  $841,698  $742,749  $1,044,092  $(152,185)
Effective income tax
 rate...................      38.3%      39.3%     36.0%     37.8%       35.8%      57.2%

  The principal differences between net income taxes charged/(credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                          Three Months Ended    Nine Months Ended   Twelve Months Ended
                             September 30         September 30         September 30
                          --------------------  ------------------  --------------------
                            1999       1998       1999      1998      1999       1998
                          ---------  ---------  --------  --------  ---------  ---------
                                           (Thousands of Dollars)
Federal income taxes
 computed at statutory
 rate...................  $ 162,855  $ 165,064  $294,594  $259,962  $ 365,432  $ (53,265)
Equity component of
 AFUDC which was
 excluded from taxable
 income.................       (126)      (102)     (336)     (300)      (426)    (2,824)
Amortization of
 investment tax credits,
 net of deferred income
 taxes .................     (5,907)    (4,517)  (17,525)  (18,246)   (24,782)   (40,221)
State income taxes, net
 of federal income
 taxes..................     22,511     21,689    39,100    35,350     47,414      2,723
Unrealized gain on for-
 ward share repurchase
 contract...............      6,130        --     (5,566)      --      (5,566)       --
Earnings on nontax-qual-
 ified decommissioning
 fund...................       (951)       --     (3,719)      --      (3,719)       --
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....     (6,264)     3,407    (3,864)    3,626     (5,123)     6,473
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes
 charged/(credited) to
 continuing operations..  $ 178,248   $185,541  $302,684  $280,392  $ 373,230  $ (87,114)
                          =========  =========  ========  ========  =========  =========

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                         Three Months Ended   Nine Months Ended Twelve Months Ended
                            September 30        September 30       September 30
                         -------------------- ----------------- -------------------
                           1999       1998      1999     1998     1999      1998
                         ---------  --------- -------- -------- --------- ---------
                                          (Thousands of Dollars)
Illinois public utility
 revenue................ $    (601) $   5,983 $  1,296 $107,911 $   8,365 $ 161,257
Illinois invested capi-
 tal....................       --         --       --       --        --     21,229
Illinois electricity
 distribution tax.......    32,942     29,950   87,615   81,580   116,061    81,580
Municipal utility gross
 receipts...............    29,832     53,001   80,418  134,108    98,811   171,506
Real estate.............    33,441     34,199   95,947   98,558   121,520   139,084
Municipal compensation..    23,714     26,819   60,515   70,904    78,821    88,382
Energy assistance and
 renewable energy
 charge.................     8,117      8,273   25,562   24,545    33,753    24,545
Other--net..............    16,467     20,574   54,101   52,759    74,910    68,231
                         ---------  --------- -------- -------- --------- ---------
                         $ 143,912  $ 178,799 $405,454 $570,365 $ 532,241 $ 755,814
                         =========  ========= ======== ======== ========= =========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  Effective August 1, 1998, as provided for by the 1997 Act, the Illinois electricity excise tax, replacing the Illinois public utility revenue tax, and certain municipal utility taxes are recorded as

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--Concluded liabilities. Previously, similar taxes were presented on the Statements of Consolidated Operations as revenue and expense. The reduction in operating revenues and taxes, except income taxes, due to the change in presentation for such taxes was approximately $30 million, $160 million and $226 million for the three months, nine months and twelve months ended September 30, 1999, respectively. This change in the presentation for such taxes did not have an effect on results of operations.

  See Unicom's Note 21 for additional information regarding Illinois invested capital taxes.

  (19) Lease Obligations. See the first and second paragraphs of Unicom's Note 19 of Notes to Financial Statements.

  Future minimum rental payments at September 30, 1999 for operating leases are estimated to aggregate to $381 million, including $9 million in 1999, $38 million in 2000, $31 million in 2001, $31 million in 2002, $28 million in 2003 and $244 million in 2004-2024.

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

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

  Two pending enforcement issues have been resolved. The first issue was resolved on July 20, 1999 with ComEd receiving a Severity Level III violation with no civil penalty. The second issue was resolved on November 3, 1999, with ComEd receiving a Severity Level II violation, with a proposed civil penalty of $110,000. ComEd does not plan to contest the penalty. To ComEd's knowledge, there are no enforcement issues pending or under review by the NRC.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter and in favor of the plaintiff, after an amended judgement was issued March 11, 1999, totaled approximately $6 million, including compensatory and punitive damages, interest, and medical monitoring. The matter is currently on appeal. Oral argument was heard in the Tenth Circuit Court of Appeals on September 23, 1999. A decision is expected before the end of the year. A case involving the next group of plaintiffs is set for trial in federal district court in Denver on October 2, 2000. Although the other 1991 cases will necessarily involve the resolution of numerous contested issues of fact and law, Unicom and ComEd's determination is that these actions will not have a material impact on their financial position or results of operations.

  In August 1999, three class action lawsuits were filed against ComEd related to a series of service interruptions during the summer of 1999. The combined effect of these events resulted in over 100,000 customers losing service. On August 12, 1999, service was interrupted to ComEd customers on the near north and near west side of the City's central business district. While major commercial customers were affected, all service was restored on the same date. The class action complaints have been consolidated and seek to recover damages for personal injuries and property damage, as well as economic loss for these events. Further, ComEd initiated expedited claim settlements for those with primarily food spoilage claims. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. The lawsuits are pending in the Circuit Court of Cook County where the next status hearing is scheduled for November 15, 1999. ComEd's management believes adequate reserves have been established in connection with these cases.

  Following the above-referenced series of service interruptions, the ICC opened a three-phase investigation of the design and reliability of ComEd's transmission and distribution system. At the conclusion of each phase of the investigation, the ICC will issue a report that will include specific recommendations for ComEd and a timetable for executing the recommendations. The final phase of the investigation is expected to conclude in early 2001.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various federal and state agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1998 or in these Quarterly Reports on Form 10-Q for the quarterly period ended September 30, 1999, which could have such an effect.

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

     Exhibit
      Number                        Description of Exhibit
     -------  -----------------------------------------------------------------
       (4)-1  Credit Agreement dated as of September 22, 1999, among ComEd, as borrower, the Banks named therein and the other Lenders from time to time parties thereto, and Citibank, N.A.
     +(10)-1  Unicom Corporation Amended and Restated 1999 Long-Term
              Performance Unit Award for Executive and Group Level Employees
              Payable in 2002 under the Unicom Corporation Long-Term Incentive
              Plan
      (12)    Statement computing Commonwealth Edison Company ratios of
              earnings to fixed charges and ratios of earnings to fixed charges and preferred and preference stock dividend requirements.
      (23)-1  Consent of independent public accountants applicable to Unicom
              Corporation.
      (23)-2  Consent of independent public accountants applicable to
              Commonwealth Edison Company.
      (27)-1  Financial data schedule of Unicom Corporation.
      (27)-2  Financial data schedule of Commonwealth Edison Company.

  Documents indicated by a plus sign (+) identify management contracts or compensatory plans or arrangements.

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated July 1, 1999 was filed by Unicom and ComEd announcing that the Company's second quarter earning is expected to meet or exceed analyst earning expectations. The Company further indicated its expected earnings goals for year 1999 and 2000.

    A Current Report on Form 8-K dated July 1, 1999 was filed by Unicom and ComEd announcing Unicom Destinations and Directions 1999, the new strategic road map for the Company's business operations.

    A Current Report on Form 8-K dated September 15, 1999 was filed by Unicom and ComEd announcing a five-point plan to improve the reliability of its transmission and distribution system over the next two years.

    A Current Report on Form 8-K dated September 23, 1999 was filed by Unicom and ComEd announcing a plan of merger between Unicom Corporation and PECO Energy Company.

    A Current Report on Form 8-K dated September 27, 1999 was filed by Unicom and ComEd disclosing the presentation material used in an investor meeting relating to the merger announcement.

    A Current Report on Form 8-K dated September 29, 1999 was filed by Unicom and ComEd announcing the Merger Agreement and the Amendment to the Rights Agreement.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of November, 1999. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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