Form 10-K
period 1999-12-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 2000-03-30
CIK 918040, 22606

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

  (Mark
   one)
   [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  For the Fiscal Year Ended December 31, 1999
   [_]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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
Sinking Fund Debentures:
 2 7/8%, due April 1, 2001                          New York

Company-Obligated Mandatorily
 Redeemable Preferred Securities of
 Subsidiary Trust Holding Solely the
 Company's 8.48% Subordinated Debt
 Securities
                                                    New York

The estimated aggregate market value of Unicom Corporation's 184,283,802 shares of outstanding Common Stock, without par value, was approximately $6,968 million as of February 29, 2000. Approximately 99.9% of Unicom Corporation's voting stock was owned by non-affiliates as of that date.

The estimated aggregate market value of Commonwealth Edison Company's outstanding $1.425 Convertible Preferred Stock, Cumulative Preference Stock and Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Company's Subordinated Debt Securities was approximately $411 million as of February 29, 2000. Unicom Corporation held in excess of 99.99% of the 180,854,004 shares of outstanding Common Stock, $12.50 par value, of Commonwealth Edison Company as of that date.

Documents Incorporated by Reference:

  Portions of Unicom Corporation's definitive Proxy Statement to be filed prior to April 30, 2000, relating to its Annual Meeting of shareholders, are incorporated by reference into Part III of the Unicom Corporation Annual Report on Form 10-K.

  Portions of Commonwealth Edison Company's Current Report on Form 8-K dated March 30, 2000 are incorporated by reference into Parts I, II and IV of the Commonwealth Edison Company Annual Report on Form 10-K and portions of Commonwealth Edison Company's definitive Information Statement to be filed prior to April 30, 2000, relating to its Annual Meeting of shareholders, are incorporated by reference into Part III of the Commonwealth Edison Company Annual Report on Form 10-K.

                               UNICOM CORPORATION
                                      and
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1999

  This document contains the Annual Reports on Form 10-K for the fiscal year ended December 31, 1999 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
Definitions...............................................................   1
Annual Report on Form 10-K for Unicom Corporation:
Part I
  Item 1. Business........................................................   2
       General............................................................   2
       Changes in the Electric Utility Industry...........................   3
       Construction Program...............................................   8
       Fuel Supply........................................................  10
       Regulation.........................................................  10
       Employees..........................................................  14
       Interconnections...................................................  15
       Franchises.........................................................  15
       Executive Officers of the Registrant...............................  16
       Year 2000 Conversion...............................................  17
       Forward-Looking Information........................................  17
  Item 2. Properties......................................................  18
  Item 3. Legal Proceedings...............................................  19
  Item 4. Submission of Matters to a Vote of Security Holders.............  22
Part II
  Item 5. Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................  23
  Item 6. Selected Financial Data.........................................  24
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of
          Operations......................................................  24
  Item 7A Quantitative and Qualitative Disclosures About Market Risks.....
  Item 8. Financial Statements and Supplementary Data.....................  24
  Item 9. Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure............................................  24
Part III
  Item 10. Directors and Executive Officers of the Registrant.............  24
  Item 11. Executive Compensation.........................................  25
  Item 12. Security Ownership of Certain Beneficial Owners and Manage-
   ment...................................................................  25
  Item 13. Certain Relationships and Related Transactions.................  25

                               UNICOM CORPORATION
                                      and
                          COMMONWEALTH EDISON COMPANY
                                   FORM 10-K
                  For the Fiscal Year Ended December 31, 1999
                         TABLE OF CONTENTS (Concluded)

                                                                            Page
                                                                            ----
Annual Report on Form 10-K for Commonwealth Edison Company:
Part I
  Item 1.Business.........................................................   26
      Executive Officers of the Registrant................................   26
  Item 2.Properties.......................................................   28
  Item 3.Legal Proceedings................................................   28
  Item 4.Submission of Matters to a Vote of Security Holders..............   28
Part II
  Item 5.Market for Registrant's Common Equity and Related Stockholder
   Matters................................................................   28
  Item 6.Selected Financial Data..........................................   28
  Item 7.Management's Discussion and Analysis of Financial Condition and
           Results of
           Operations.....................................................   28
  Item 7A. Quantitative and Qualitative Disclosures About Market Risks....   28
  Item 8.Financial Statements and Supplementary Data......................   28
  Item 9.Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure...........................................   28
Part III
  Item 10.  Directors and Executive Officers of the Registrant............   29
  Item 11.  Executive Compensation........................................   29
  Item 12.  Security Ownership of Certain Beneficial Owners and
   Management.............................................................   29
  Item 13.  Certain Relationships and Related Transactions................   29
Annual Reports on Form 10-K for Unicom Corporation and Commonwealth Edison
 Company:
Part IV
  Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
   K......................................................................   30
        (a) Financial Statements, Financial Statement Schedules and Exhib-
         its..............................................................   30
        (b) Reports on Form 8-K...........................................   36
  Report of Independent Public Accountants on Supplemental Schedule to
   Commonwealth Edison Company............................................   37
  Signature Page to Unicom Corporation Annual Report on Form 10-K.........   38
  Signature Page to Commonwealth Edison Company Annual Report on Form 10-
   K......................................................................   39

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          Term                                  Meaning
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997
 APX                    Automated Power Exchange Inc., a California company
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 CHA                    Chicago Housing Authority
 ComEd                  Commonwealth Edison Company
 ComEd Funding          ComEd Funding, LLC, a ComEd subsidiary
 ComEd Funding Trust    ComEd Transitional Funding Trust, a ComEd Funding
                         subsidiary
 Congress               U.S. Congress
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 EME                    Edison Mission Energy, an Edison International
                         subsidiary
 FERC                   Federal Energy Regulatory Commission
 IBEW                   International Brotherhood of Electrical Workers (AFL-
                         CIO)
 ICC                    Illinois Commerce Commission
 IDNS                   Illinois Department of Nuclear Safety
 IDR                    Illinois Department of Revenue
 Illinois EPA           Illinois Environmental Protection Agency
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 IPCB                   Illinois Pollution Control Board
 ISO                    Independent System Operator
 MAIN                   Mid-America Interconnected Network
 MGP                    Manufactured gas plant
 NPDES                  National Pollutant Discharge Elimination System
 NPL                    National Priorities List
 NRC                    Nuclear Regulatory Commission
 PECO                   PECO Energy Company, a Pennsylvania company
 RES                    Retail Electric Supplier
 SEC                    Securities and Exchange Commission
 SPEs                   Special purpose entities
 S&P                    Standard & Poor's
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom Enterprises
                         subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 Unicom Investment      Unicom Investment, Inc., a Unicom Enterprises
                         subsidiary
 Unicom Thermal         Unicom Thermal Technologies Inc., a UT Holdings
                         subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom Enterprises subsidiary

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

  ComEd represents substantially all of the results of operations of Unicom; and Unicom's resources and results of operations are largely dependent on, and reflect, those of ComEd. Consequently, the following discussion generally focuses, in more detail, on ComEd's utility operations although information is also provided about Unicom's unregulated operations.

  Utility Operations. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd was organized in the state of Illinois on October 17, 1913 as a result of the merger of Cosmopolitan Electric Company into the original corporation named Commonwealth Edison Company. The latter had been incorporated on September 17, 1907. ComEd's service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of December 31, 1999. It includes the city of Chicago, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately 30 percent of its ultimate consumer revenues in 1999. ComEd had approximately 3.5 million customers at December 31, 1999. ComEd's principal executive offices are located at Ten South Dearborn Street, Post Office Box 767, Chicago, Illinois 60690-0767, and its telephone number is 312/394-4321.

  Unregulated Operations. Unicom Enterprises is engaged, through subsidiaries, in energy service activities which are not subject to utility regulation by federal or state agencies. One of these subsidiaries, UT Holdings, provides district cooling and related services to offices and other buildings in the central business district of Chicago and in other cities in North America, generally working with local utilities. District cooling involves, in essence, the production of chilled water at one or more central locations and its circulation to customers' buildings through a closed circuit of supply and return piping. Such water is circulated through customers' premises primarily for air conditioning. This process is used by customers in lieu of self-generated cooling.

  Unicom Energy Services, another subsidiary of Unicom Enterprises, is engaged in providing energy services, including gas services, performance contracting, distributed energy and energy management systems. Through an alliance with AlliedSignal Power Systems, Inc., a subsidiary of AlliedSignal Inc., Unicom Energy Services is an exclusive distributor for the Parallon 75(TM) TurboGenerator system, which was developed by AlliedSignal to provide customers with on-site electricity production. Unicom Energy Services' exclusive distribution territory encompasses 12 Midwest states, Ontario, Canada and Puerto Rico.

  Unicom Power Holdings, another subsidiary of Unicom Enterprises, is developing certain generation and cogeneration projects.

  Unicom Energy Inc., also a subsidiary of Unicom Enterprises, is currently engaged in providing retail gas services to commercial and industrial customers in the Midwest region. Unicom Energy Inc. also provides retail electric services as an unregulated retail energy supplier.

  Unicom Mechanical Services Inc., a subsidiary of Unicom Enterprises, engages in the design, installation and servicing of heating, ventilation and air conditioning facilities for commercial and industrial customers in Chicago and surrounding area through subsidiaries conducting business as Midwest Mechanical and V.A. Smith Company.

  Merger Agreement. In September 1999, the Boards of Directors of Unicom and PECO approved a merger of equals that will create a new holding company, Exelon. The merger is conditioned, among other things, upon the approvals of the shareholders of both companies and by various regulatory bodies. The merger is currently expected to be completed in the latter half of 2000.

  Under the merger agreement, as amended and restated January 7, 2000, PECO and ComEd will become the principal utility subsidiaries of Exelon. This result will be achieved by a mandatory exchange of the outstanding common stock of PECO for common stock of Exelon, and a merger of Unicom with and into Exelon wherein holders of Unicom common stock will receive 0.875 shares of Exelon common stock plus $3.00 in cash for each of their shares of Unicom common stock. The merger transaction will be accounted for as a purchase of Unicom by PECO.

  Prior to the consummation of the merger, Unicom expects to repurchase approximately $1.0 billion of its outstanding common shares. These share repurchases are in addition to 26.3 million shares of Unicom common stock that Unicom repurchased in January 2000 upon settlement of certain forward purchase contracts. The $1.0 billion additional share repurchases will be funded from available funds, including funds resulting from the fossil plant sale.

  The merger agreement, as amended and restated, was filed on January 13, 2000 by Unicom with the SEC as an exhibit to a Form 8-K, and reference to that filing is made for more detailed information.

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

  As a result of the 1997 Act and FERC rules, prices for the supply of electric energy are expected to change from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act provides for, among other things, gradual customer access to other electric suppliers or a power purchase option which allows the purchase of electric energy from ComEd at market based prices, and the collection of a CTC from customers who choose to purchase electric energy from a RES or elect the power purchase option during a transition period that extends through 2006. Effective October 1, 1999, the CTC was established in accordance with a formula defined in the 1997 Act. The CTC, which is applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions.

  On October 1, 1999, more than 41,000 non-residential customers became eligible to choose a new electric supplier or elect the purchase power option. The remainder of the non-residential customers will become eligible to choose an electric supplier or the purchase power option between June 1 and December 31, 2000. As of December 31, 1999, over 4,700 non-residential customers, representing approximately ten percent of ComEd's 1998 retail kilowatthour sales, elected to receive their electric energy from a RES or chose the purchase power option. As a result of the collection of CTC's from such customers, ComEd does not expect these elections to have a material effect on its results of operations in the near term.

  Utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select a RES can receive electric energy from that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. The ICC issued orders in August and September 1999 approving, with modifications, ComEd's delivery service tariffs.

  The 1997 Act committed ComEd to spend at least $2 billion during the period 1999 through 2004 on transmission and distribution facilities outside of Chicago and to contribute $250 million to an environmental trust, as a result of closing of the fossil plant sale. See "Fossil Plant Sale" below for additional information.

  The 1997 Act also provides for a 15% residential base rate reduction which became effective August 1, 1998 and an additional 5% residential base rate reduction in October 2001. ComEd's operating revenues were reduced by approximately $170 million in 1998 due to the 15% residential base rate reduction. The 15% rate reduction further reduced ComEd's operating revenues by approximately $226 million in 1999, compared to 1998 rate levels.

  Notwithstanding these rate reductions, and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 through 1999 and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. In accordance with the provisions of 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such securities issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Capital Resources" on page F-10, and Notes 3 and 7 of Notes to Financial Statements on page F-39 and F-43, respectively, for additional information regarding the redemptions and repurchase of debt and equity.

  The 1997 Act also requires utilities to establish or join an ISO that will independently manage and control utility transmission systems. Additionally, the 1997 Act includes the leveling of certain regulatory requirements to permit operational flexibility, the leveling of certain regulatory and tax provisions as applied to various electric suppliers and a new, more stringent, reliability requirement applicable to ComEd in the event of a major outage. See "Response to Regulatory Changes" below for additional information.

  See Note 1, under "Regulatory Assets and Liabilities," and Note 3 of Notes to Financial Statements on page F-33 and F-39, respectively, for the accounting effects related to the 1997 Act.

  Response to Regulatory Changes. Unicom has announced several business and operational objectives designed to focus efforts in responding to the energy market changes that are expected to develop from the 1997 Act. Among other things, these strategic objectives call for a focus on operations to: (1) provide a reliable supply of electricity as the competitive marketplace evolves, (2) become a top quartile operator of competitive nuclear plants, (3) deliver competitive earnings while restructuring the balance sheet to reflect the realities of the marketplace,
(4) expand the offering of energy-related products and services, and (5) transform the corporate culture of Unicom.

  Under the 1997 Act, the role of electric utilities in the supply and delivery of energy is expected to change. Utilities, such as ComEd, traditionally have been responsible for providing both adequate supply and reliable delivery of electricity to customers within their service areas. In the future, ComEd will continue to be obligated to provide a reliable delivery system. However, ComEd will be obligated to supply electricity only to those customers that it continues to serve under tariffs for electricity, but not to those customers who choose to rely on the marketplace. Nonetheless, during the transition period to a competitive supply marketplace, ComEd must provide both an adequate supply and reliable delivery of electricity. Given the tight capacity situation in ComEd's market, ComEd will continue working to maintain its available capacity, as well as working to assist in the development of a competitive supply marketplace in Illinois.

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

  ComEd also evaluated the recoverability of its generating plant investment as a result of the 1997 Act. See Note 1 of Notes to Financial Statements, under "Regulatory Assets and Liabilities," on page F-33 for additional information. Notwithstanding these efforts, there continues to be an ongoing analysis of the ability of ComEd's various nuclear plants to generate and deliver electric energy safely at competitive prices in the competitive market for energy. Although short-term system reliability and capacity constraints are likely to support the continued operation of ComEd's nuclear units in the near term, expected longer term developments are likely to make decision-making a function of economic considerations. In the absence of short-term reliability and capacity constraints, if a generating plant cannot produce power safely at a cost below the competitive market price, it will be disposed of or closed. Plant impairment adjustments have reduced the carrying value of nuclear plants, and depreciation rates reflecting shortened estimated useful lives for certain stations will reduce the carrying value further during the next several years. However, closure of a plant could involve additional charges associated with the write-off of its then-current carrying value. In January 1998, Unicom and ComEd announced its decision to permanently cease nuclear generating operations at ComEd's Zion Station. The related retirement resulted in a charge in 1997 of $523 million (after-tax), or $2.42 per common share (diluted), reflecting both a write down of the plant's carrying value and a liability for future closing costs. A portion of Zion Station currently is used to provide voltage support in the transmission system that serves ComEd's northern region. See Note 5 of Notes to Financial Statements on page F-41, for additional information.

  ComEd joined with other Midwestern utilities to design the Midwest ISO in 1998. These utilities have agreed to place their transmission systems under the control of the Midwest ISO as soon as it achieves operational status in 2001. The Midwest ISO, a key element in accommodating the FERC-directed restructuring of the electric industry, is expected to promote enhanced reliability of the transmission system, equal access to the transmission system, and foster increased competition. The Midwest ISO will control the transmission system and will have authority to require modification in the operation of generators connected to that system during system emergencies. ComEd, like other utilities, will retain ownership of its transmission lines. The formation of the Midwest ISO was approved by the FERC in September 1998, subject to certain conditions. In December 1999, ComEd and other Midwestern utilities filed a request with the FERC for a Declaratory Order approving a different organizational template for the regional transmission grid. The request seeks approval for the creation of for-profit transmission companies, operating under the general oversight of the Midwest ISO, but separated from their previous vertically integrated utilities. The request was approved, in part, on February 24, 2000, subject to further development of its elements.

  In the absence of an ISO-related power exchange, ComEd has also agreed to cooperate with APX in the creation of the first electronic energy exchange in Illinois. Initial products may include hourly, daily and weekly electricity delivered to and from interconnection points on ComEd's transmission system, and a standard system of credit and trading interfaces. Unicom has made a $3 million venture capital investment in APX in order to help finance its expansion in the Midwest. Neither ComEd nor Unicom will receive any voting rights. The power exchange will be independently owned and managed by APX and will allow wholesale and retail market participants to trade electricity anonymously through an internet-based computerized system. ComEd will be treated like any other market participant and will be an active participant in the power exchange which opened in Illinois in the fourth quarter of 1999.

  Fossil Plant Sale. In December 1999, ComEd completed the sale of its fossil generating assets to EME for a cash purchase price of $4.8 billion. The fossil plant assets represent an aggregate generating capacity of approximately 9,772 megawatts.

  Just prior to the consummation of the fossil plant sale, ComEd transferred these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment paid ComEd consideration totalling approximately $4.8 billion in the form of a demand note in the amount of approximately $2.4 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment immediately sold the fossil plant assets to EME, in consideration of which Unicom Investment received approximately $4.8 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment paid the $2.4 billion aggregate principal due to ComEd under the demand note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities, including the share repurchases. Of the cash received by ComEd, $1.8 billion is expected to be used to pay the costs and taxes associated with the fossil plant sale including ComEd's contribution of $250 million of the proceeds to an environmental trust as required by the 1997 Act. The remainder of the demand note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

  The sale produced an after-tax gain of approximately $1.6 billion, after recognizing commitments associated with certain coal contracts ($350 million), recognizing employee-related costs ($112 million) and contributing to the environmental trust. The coal contract costs include the amortization of the remaining balance of ComEd's regulatory asset for unrecovered coal reserves of $178 million and the recognition of $172 million of settlement payments related to the above-market portion of coal purchase commitments ComEd assigned to EME at market value upon completion of the fossil plant sale. The severance costs included pension and post-retirement welfare benefit curtailment and special termination benefit costs of $51 million and transition, separation and retention payments of $61 million. A total of 1,730 fossil station employee positions were eliminated upon completion of the fossil plant sale on December 15, 1999. As of December 31, 1999, 1,590 of the employees whose positions were eliminated had been terminated and 140 affected employees were in a transition program which generally extends 60 days from the date of the fossil plant sale. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statement of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million.

  As part of the sale transaction, ComEd entered into transitional, limited term power purchase agreements with the buyer. Such purchase power agreements will increase ComEd's purchased power costs.

Construction Program

  Utility Operations. ComEd has a construction program for the year 2000, which consists principally of improvements to its existing nuclear production, transmission and distribution facilities. The program, as currently approved by ComEd, includes the following estimated expenditures (excluding nuclear fuel expenditures of approximately $260 million).

                                                              2000
                                                              ----
                                                             (Millions
                                                            of Dollars)
   Nuclear................................................... $215
   Transmission and Distribution.............................  536
   General...................................................  146
                                                              ----
                                                              $897
                                                              ====

  In response to several outages in the summer of 1999, ComEd conducted an extensive evaluation of the reliability of its transmission and distribution systems. The construction program above reflects a preliminary evaluation of improvements necessary to improve reliability of ComEd's transmission and distribution systems. ComEd is currently evaluating its construction program for the years 2000, 2001 and 2002. The final results of this planning process cannot be determined at this time.

  ComEd's net nuclear generating plant, including construction work in progress and nuclear fuel, and excluding the decommissioning costs included in the accumulated provison for depreciation, is $7.8 billion at December 31, 1999. Gross additions to and retirements from utility property, excluding nuclear fuel, of ComEd and the Indiana Company for the five years ended December 31, 1999 were $4,801 million and $1,622 million, respectively (excluding the effects of the closure of Zion Station, the sales of State Line and Kincaid Stations and the fossil plant sale).

  ComEd periodically reviews its projection of probable future demand for electricity in its traditional service territory. It currently projects long-term average annual growth of 1.75% in annual peak load and 1.5% in total annual electricity requirements, excluding sales to other utilities. ComEd's forecasts of peak load indicate a need for additional resources to meet demand, either through generating capacity, equivalent purchased power and/or the development of additional demand-side management resources, in 2000 and each year thereafter for the foreseeable future. ComEd believes that adequate resources can be obtained in sufficient quantities to meet such forecasted needs. Currently, ComEd does not know the ultimate impact on these projections resulting from open access which began on a phased basis on October 1, 1999.

  Purchase commitments for ComEd, principally related to construction, nuclear fuel and coal in support of certain power purchase agreements approximated $670 million at December 31, 1999. In addition, ComEd's estimated commitments for expected capacity payments and fixed charges related to power purchase agreements were as follows:

                                         Commitments(1)
           Period                         ($Millions)
           ------                        --------------
           2000.........................     $  783
           2001.........................        698
           2002.........................        427
           2003-2004....................        540
           2005-2012....................      1,039
                                             ------
                                             $3,487
                                             ======

     --------
     (1) Capacity payments may be adjusted based on certain conditions. No estimate of future cost escalation has been made.

  See "Changes in the Electric Utility Industry," subcaptions "The 1997 Act" and "Fossil Plant Sale" above, for additional information.

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Capital Resources," on page F-10 for information regarding the capital resources of ComEd.

  Unregulated Operations. Unicom has approved capital expenditures for 2000 of approximately $85 million for UT Holdings, primarily related to an expansion of its Chicago district cooling facilities and the related distribution piping and plants in other cities. As of December 31, 1999, UT Holdings' purchase commitments, principally related to construction, were approximately $27 million.

  Unicom has approved capital expenditures for 2000 of approximately $15 million for Unicom Energy Services. As of December 31, 1999, Unicom Energy Services had purchase commitments of approximately $24 million.

  Unicom has approved capital expenditures for 2000 of approximately $221 million for Unicom Power Holdings. As of December 31, 1999, Unicom Power Holdings had purchase commitments of approximately $78 million.

  Unicom Power Holdings intends to purchase approximately 440 MW of combustion turbine generators and auxiliary equipment. Such generators will either be sold or placed into cogeneration or other peaking applications. Unicom Power Holdings is evaluating the costs and economics of such alternatives. Unicom Power Holdings anticipates that the equipment purchases will cost approximately $165 million, of which approximately $90 million has been incurred as of December 31, 1999. Unicom Power Holdings may incur significant additional costs to site and install such power generation equipment.

  Unicom expects to obtain funds to invest in its unregulated subsidiaries principally from the fossil plant sale proceeds received by Unicom Investment, although it may also obtain funds from dividends received on its ComEd common stock and from borrowings. The availability of ComEd's dividends to Unicom is dependent on ComEd's financial performance and cash position, as well as legal restrictions on the payment of dividends by public utilities. Other forms of financing by ComEd to Unicom or the unregulated subsidiaries of Unicom, such as additional loans or additional equity investments, which are not expected, would be subject to prior approval by the ICC.

  The fossil plant sale proceeds received by Unicom Investment, after the payment of the demand note to ComEd, will be used to fund share repurchases and to invest in new business opportunities. See "Changes in the Electric Utility Industry" subcaption "Fossil Plant Sale" above, for additional information.

  Unicom Enterprises has an unused $400 million credit facility which will expire on December 15, 2000. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds.

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

  See Notes 12 and 13 of Notes to Financial Statements on pages F-47 and F-49 for additional information regarding certain covenants with respect to Unicom, Unicom Enterprises and Unicom Thermals' operations.

Fuel Supply

  The kilowatthour generation of ComEd for 1999 was provided from the following fuel sources: nuclear 74%, coal 23% and natural gas 3%. The increases in net generation of electricity for 1999, compared to the prior years, are primarily due to significant improvement in the performance of ComEd's nuclear fleet. In December 1999, ComEd sold its fossil generating assets. As part of the sale transaction, ComEd entered into transitional, limited term power purchase agreements with the buyer. See "Changes in the Electric Utility Industry," subcaption "Fossil Plant Sale" above, and page F-20 for additional information.

  Nuclear Fuel. ComEd has uranium concentrate inventory and supply contracts sufficient to meet all of its uranium concentrate requirements through 2000 and portions of its uranium concentrate requirements for periods beyond 2000. ComEd's contracted conversion services are sufficient to meet all of its uranium conversion requirements through 2000 and portions beyond 2000. All of ComEd's enrichment requirements have been contracted through 2003 and portions of its enrichment requirements for periods beyond 2003. Commitments for fuel fabrication have been obtained for ComEd's nuclear units at least through 2005. ComEd does not anticipate that it will have any difficulty in negotiating contracts for uranium concentrates, conversion, enrichment and fuel fabrication services for its remaining requirements.

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

  See "Regulation--Nuclear" below for information concerning the disposal of radioactive waste.

Regulation

  ComEd and the Indiana Company are subject to federal and state regulation in the conduct of its business. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. Particularly in the cases of nuclear operations and environmental matters, such regulation can and does affect operational and capital expenditures. ComEd is subject to regulation by the ICC as to rates and charges, issuance of most of its securities, service and facilities, classification of accounts, transactions with affiliated interests, as defined in the Illinois Public Utilities Act, and other matters. In addition, the ICC in certain of its rate orders has exercised jurisdiction over ComEd's environmental control program. See "Changes in the Electric Utility Industry-- The 1997 Act" above for information regarding the 1997 Act.

  ComEd is subject to the jurisdiction of the FERC with respect to the issuance of certain of its securities. ComEd is also subject to the jurisdiction of the FERC and the DOE under the Federal Power Act with respect to certain other matters, including the sale for resale of electric energy and the transmission of electric energy in interstate commerce, and to the jurisdiction of the DOE with respect to the disposal of spent nuclear fuel and other radioactive wastes. See "Changes in the Electric Utility Industry-- Federal Regulation" above for information regarding FERC Order Nos. 888 and 889 and the Energy Policy Act of 1992.

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

  The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. Pursuant to the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and related interest is reflected on the Consolidated Balance Sheets on page F-28.

  ComEd has responsibility for the storage of its spent nuclear fuel until it is accepted by the DOE. Dresden Station has spent fuel capacity into the year 2001, Zion Station has capacity for all of its spent fuel, Byron and Braidwood Stations have spent fuel capacity into approximately 2011 and 2014, respectively, Quad Cities Station has spent fuel capacity into 2006 and LaSalle Station has spent fuel capacity through 2012. ComEd is developing on site dry cask spent fuel storage for Dresden Unit 1, which is expected to be funded by the external decommissioning trusts. The Dresden Unit 1 dry storage canisters will meet the federal requirements for both storage and transportation of spent nuclear fuel. The storage canisters could be in use by the year 2000. Meeting spent fuel storage requirements beyond the years stated above could require new and separate storage facilities. See "Depreciation, Amortization of Regulatory Assets and Liabilities and Decommissioning" under

Note 1 of Notes to Financial Statements on page F-34 for information regarding the external decommissioning trusts.

  The federal Low-Level Radioactive Waste Policy Act of 1980 provides that states may enter into compacts to provide for regional disposal facilities for low-level radioactive waste and restrict use of such facilities to waste generated within the region. Illinois has entered into a compact with the state of Kentucky, which has been approved by Congress as required by the Waste Policy Act. Neither Illinois nor Kentucky currently has an operational site, and none is currently expected to be operational until after the year 2011. ComEd has temporary on-site storage capacity at its nuclear generating stations for a limited amount of low-level radioactive waste and has been shipping such waste to a low-level radioactive waste site in South Carolina and Utah. ComEd anticipates the possibility of continuing difficulties in disposing of low-level radioactive waste. ComEd continues to evaluate its options relating to the disposal of low-level radioactive waste.

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

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.7 billion in current-year (2000) dollars, including a contingency allowance. This estimate includes $617 million of non-radiological costs, which are included in ComEd's proposed rider for recovery, as discussed below. ComEd's decommissioning cost expenditures at the end of the units' operating lives are estimated to total approximately $13.8 billion. These expenditures are expected to occur primarily during the period from 2007 through 2034. All such costs are expected to be funded by external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Under an annual rider, filed with the ICC on February 26, 1999, ComEd has proposed to increase its estimated annual decommissioning cost accrual from $84 million to $130 million. The proposed increase primarily reflects an increase in low-level waste disposal cost escalation, the inclusion of $219 million in current-year (2000) dollars for safety-related costs of maintaining Zion Station in a mothballed condition until dismantlement begins, and the inclusion of non-radiological costs in the decommissioning cost estimates for recovery under the rider. The ICC is expected to issue an order in this proceeding in the second quarter of 2000.

  See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning," on page F-34 for additional information regarding decommissioning costs.

  During the year 1999, one civil penalty was proposed for ComEd for a violation of NRC regulations in the amount of $110,000. To ComEd's knowledge, there are no enforcement issues outstanding or under review by the NRC.

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

  Environmental. ComEd is subject to regulation regarding environmental matters by the United States and by the states of Illinois, Iowa and by local jurisdictions where ComEd operates its facilities. The IPCB has jurisdiction over environmental control in the state of Illinois, which includes authority to regulate air, water and noise emissions and solid waste disposal, together with the Illinois EPA, which enforces regulations of the IPCB and issues permits in connection with environmental control. The U.S. EPA administers certain federal statutes relating to such matters. The IPCB has published a proposed rule under which it would have the power to regulate radioactive air pollutants under the Illinois Environmental Protection Act and the Federal Clean Air Act Amendments of 1977.

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

  MGPs manufactured gas in Illinois from approximately 1850 to 1950. ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to then Northern Illinois Gas Company (Nicor
Gas) as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. In the fourth quarter of 1999, ComEd re-evaluated its environmental remediation strategies. As a result of this re-evaluation, ComEd's current best estimate of its cost of former MGP site investigation and remediation is $93 million in current-year (2000) dollars (reflecting a discount rate of 6.5%). Such estimate, reflecting an estimated inflation rate of 3% and before the effects of discounting, is $182 million. It is expected that the costs associated with investigation and remediation of former MGP sites will be substantially incurred through 2012, however monitoring and certain other costs are expected to be incurred through 2042. ComEd's current estimate of its costs of former MGP site investigation and remediation of $93 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets on page F-28, as of December 31, 1999. The increase in ComEd's estimated costs of former MGP sites of $68 million in 1999 over 1998 was included in operation and maintenance expenses on Unicom and ComEd's Statements of Consolidated Operations on page F-26. In addition, as of December 31, 1999 and 1998, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets on page F-28, representing ComEd's estimate of the liability associated with cleanup costs of sites other than former MGP sites. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated. While ComEd may have rights of reimbursement under insurance policies, amounts that may be recoverable from other entities are not considered in establishing the estimated liability for the environment remediation costs.

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

Employees

  Unicom and its subsidiary companies had approximately 14,435 and 15,962 employees as of December 31, 1999 and 1998, respectively. The reduction from 1998 is substantially due to the sale of ComEd's fossil plant assets. See "Fossil Plant Sale" above for additional information. ComEd had approximately 14,308 employees as of December 31, 1999 of which approximately 7,671 ComEd employees were represented by IBEW Local 15.

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

  The supplemental agreements covering the life insurance, savings and investment plan, and health care plans are effective through March 31, 2001. ComEd is currently in negotiations with IBEW Local 15 concerning the supplemental agreement covering pension benefits which expired on September 30, 1999.

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

  ComEd and 40 other utilities are members of MAIN. The members have entered into an agreement to work together to ensure the reliability of electric power production and transmission throughout the area they serve.

  ComEd joined with other Midwestern utilities to form a regional Midwest ISO in January 1998. See "Changes in the Electric Utility Industry--Response to Regulatory Changes" above for additional information.

Franchises

  ComEd's franchises are, in general, deemed adequate to permit it to engage in the business it now conducts.

  ComEd operates in Chicago under a nonexclusive electric franchise ordinance, effective January 1, 1992, and continuing in force until December 31, 2020. ComEd derives approximately one-third of its ultimate consumer revenues from customers located within Chicago. See "Item 3. Legal Proceedings" regarding a settlement agreement reached with the City of Chicago.

  The electric business outside of Chicago is conducted in municipalities under nonexclusive franchises and, where required, under certificates of convenience and necessity granted by the ICC. The following tabulation summarizes, as of December 31, 1999, the expiration dates of the electric franchises held in the 395 municipalities outside of Chicago capable of granting franchises and in which ComEd currently provides electric service.

                                                                      Estimated
                                                         Number of    Aggregate
Franchise Expiration Periods                           Municipalities Population
----------------------------                           -------------- ----------
2000-2006.............................................        2          82,000
2007-2017.............................................       10          96,000
2018-2028.............................................        3           3,537
2029-2039.............................................        1               *
2040 and subsequent years.............................      376       4,033,000
No stated time limit..................................        3          61,000

--------
*Less than 1,000 people.

Executive Officers of the Registrant

  The effective year of election of the officers to their present positions and the prior positions they have held with Unicom or other companies, since January 1, 1995, are described below.

           Name and Age                             Position
   ---------------------------- -----------------------------------------------
   *John W. Rowe, 54            Chairman, President and Chief Executive Officer
                                 of Unicom and ComEd since March 1998; previ-
                                 ously President and Chief Executive Officer of
                                 New England Electric System.

   *Paul A. Elbert, 50          Executive Vice President of Unicom and ComEd
                                 and President Unicom Enterprises Inc. since
                                 October 1999; previously President and Chief
                                 Executive Officer--Gas for Consumers Energy
                                 Company from August 1997 to September 1999;
                                 previously Executive Vice President and Chief
                                 Operating Officer--Gas at Consumers Energy
                                 Company from December 1994 to August 1997.

   *Oliver D. Kingsley, Jr., 57 Executive Vice President of Unicom and ComEd
                                 and President and Chief Nuclear Officer--Nu-
                                 clear Generation Group of ComEd since October
                                 1997; previously Chief Nuclear Officer at the
                                 Tennessee Valley Authority.
   *Pamela B. Strobel, 47       Executive Vice President and General Counsel of
                                 Unicom and ComEd since January 1999; previ-
                                 ously Senior Vice President and General Coun-
                                 sel of Unicom and ComEd, October 1997 to De-
                                 cember 1998; previously Vice President and
                                 General Counsel of ComEd.

   *Frank M. Clark, 54          Senior Vice President of Unicom and ComEd since
                                 January 1999; previously Vice President of
                                 ComEd, January 1997 to December 1998; previ-
                                 ously Governmental Affairs Vice President 1996
                                 to January 1997 and Governmental Affairs Man-
                                 ager.

   *Carl J. Croskey, 48         Senior Vice President of Unicom and ComEd and
                                 President of Distribution at ComEd since Au-
                                 gust 1999; previously President of MichCon En-
                                 terprises Inc., a subsidiary of Michigan Con-
                                 solidated Gas Company from January 1998 to Au-
                                 gust 1999; previously Senior Vice President of
                                 Operations for Michigan Consolidated Gas Com-
                                 pany from April 1995 to January 1998.

   *Ruth Ann M. Gillis, 45      Senior Vice President and Chief Financial Offi-
                                 cer of Unicom and ComEd since January 1999;
                                 previously Vice President and Treasurer of
                                 Unicom and ComEd, September 1997 to December
                                 1998; previously Vice President, Chief Finan-
                                 cial Officer and Treasurer of the University
                                 of Chicago Hospitals and Health System from
                                 1996 to 1997 and Senior Vice President and
                                 Chief Financial Officer of American National
                                 Bank and Trust Company.

   *Elizabeth A. Moler, 50      Senior Vice President of ComEd and Unicom since
                                 January 2000; previously Director of Unicom
                                 and ComEd from December 1998 to December 1999,
                                 and partner at Vinson & Elkins, LLP, from De-
                                 cember 1998 to December 1999; previously Dep-
                                 uty Secretary of the U.S. Department of Ener-
                                 gy, 1997 to 1998 and Chair of the Federal En-
                                 ergy Regulatory Commission, 1993 to 1997.


         Name and Age                                  Position
   ------------------------ -------------------------------------------------------------
   *S. Gary Snodgrass, 48   Senior Vice President of Unicom and ComEd since October 1997;
                             Vice President of Unicom and ComEd, September 1997 to
                             October 1997; previously Vice President of USG Corporation.

   *Robert E. Berdelle, 44  Vice President and Comptroller of Unicom and ComEd since
                             January 1999; previously Comptroller of Unicom and ComEd,
                             July 1997 to December 1998; previously held various finan-
                             cial reporting and analysis positions within ComEd.

   John T. Hooker, 51       Vice President of Unicom and ComEd since December 1999; pre-
                             viously Government Affairs Vice President of ComEd, 1998 to
                             December 1999 and Director of Governmental Services of
                             ComEd.

   Arlene A. Juracek, 49    Vice President of Unicom and ComEd since December 1999; pre-
                             viously Assistant Vice President of ComEd, February 1994 to
                             December 1999.

   Robert K. McDonald, 44   Vice President of Unicom and ComEd since December 1999; pre-
                             viously Strategic Planning Vice President and Director of
                             Strategic Planning of ComEd, September 1994 to December
                             1999.

   Vito Stagliano, 57       Vice President of Unicom and ComEd since December 1999; pre-
                             viously Energy Policy and Planning Vice President of ComEd since November 1998; previously Managing Director of Energy
                             Security Analysis Inc. during 1997 to 1998; previously vis-
                             iting scholar at Resources for the Future during 1994 to
                             1996.

   Patricia L. Kampling, 40 Treasurer of Unicom and ComEd since February 1999; previously
                             Manager of Finance of Unicom and ComEd, May 1998 to February
                             1999; previously Assistant Treasurer of Unicom and ComEd.

   John P. McGarrity, 38    Associate General Counsel and Secretary of Unicom and ComEd
                             since January 1999; previously Associate General Counsel of
                             Unicom and ComEd, December 1997 to January 1999; previously a partner with Sidley & Austin.

  --------
*  Executive Officers for Section 16 reporting purposes.

  The present term of office of each of the above executive officers extends to the first meeting of Unicom's Board of Directors after the next annual election of Directors.

  There are no family relationships among the executive officers, directors and nominees for director of Unicom.

Year 2000 Conversion

  See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--Year 2000 Conversion" on page F-12 for information regarding Unicom and ComEd's Year 2000 conversion.

Forward-Looking Information

  Except for historical data, the information contained in these Annual Reports constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Item 1. Business," subcaption "Changes in the Electric Utility Industry--The 1997 Act," (2) statements regarding estimated capital expenditures in "Item 1. Business," subcaption "Construction Program," (3) statements regarding the costs of decommissioning nuclear generating stations in "Item 1. Business," subcaption "Regulation-- Nuclear," (4) statements regarding site investigation and remediation costs associated with MGPs and other remediation sites in "Item 1. Business," subcaption "Regulation--Environmental," and (5) "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Item 8. Financial Statements and Supplementary Data" which contain forward-looking information as described therein, and in the case of ComEd, incorporate portions of ComEd's March 30, 2000 Form
8-K Report, which is incorporated herein by reference, which contain forward-looking information as described therein. Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, decommissioning costs and cleanup costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

Item 2. Properties.

  ComEd's electric properties are located in Illinois and the Indiana Company's electric facilities are located in Indiana. In management's opinion, ComEd and the Indiana Company's operating properties are adequately maintained and are substantially in good operating condition. The electric generating, transmission, distribution and general facilities of ComEd and the Indiana Company represent approximately 54%, 9%, 31% and 6%, respectively, of their net investment in electric plant and equipment in service (after reflecting the sale of the fossil plant assets).

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

  Promptly following the completion of the transactions leading to the establishment of Exelon as the holding company for ComEd and PECO, it is anticipated that both ComEd and PECO will transfer their generating assets and wholesale power marketing operations to subsidiaries. Following those transfers, these subsidiaries will be transferred to Exelon and ultimately will be combined into a single power generation and marketing company ("Genco"), which will be a direct subsidiary of Exelon. In ComEd's case, the transfer will include its Braidwood, Byron, Dresden, LaSalle and Quad Cities generating stations (nuclear generating stations) representing an aggregate generating capability of 9,566 megawatts, its Zion station, its rights and obligations under various power purchase agreements, the assets constituting its nuclear decommissioning trusts and its wholesale power marketing business. Genco will assume responsibility for the decommissioning of the nuclear generating stations and Zion Station, subject to an obligation of ComEd to continue collecting decommissioning-related charges from its customers. Genco will enter into a power purchase agreement with ComEd in which Genco will undertake to supply ComEd's full requirements for electric energy through 2004 and all of ComEd's requirements up to the available capacity of the nuclear generating stations in 2005 and 2006. The proposed transfer is subject to various regulatory approvals.

  The net generating capability of ComEd, as of December 31, 1999, is derived from the following electric generating facilities:

                                                       Net Generating Capability
      Station                              Location         (kilowatts)(1)
      -------                           -------------- -------------------------
      Nuclear--
       Dresden                          Near Morris            1,600,000
       Quad Cities                      Near Cordova           1,176,000(2)
       LaSalle County                   Near Seneca            2,210,000
       Byron                            Near Byron             2,290,000
       Braidwood                        Near Braidwood         2,290,000
                                                              ----------
      Company owned net non-summer
       generating capability                                   9,566,000
      Deduct--Summer limitations                                 231,000
                                                              ----------
      Company owned net summer
       generating capability                                   9,335,000
      Add--Capability under purchase
       power agreements                                       11,008,000(3)(4)(5)
                                                              ----------
      Net summer generating capability                        20,343,000
                                                              ==========

--------
(1) Reflects a re-rating of certain generating stations as of January 1, 2000.
(2) Excludes the 25% undivided interest of MidAmerican Energy Company in the Quad Cities Station.
(3) ComEd sold its Kincaid and State Line generating stations in February 1998 and December 1997, respectively. Under the terms of the sales, ComEd entered into exclusive 15-year purchase power agreements for the output of the plants.
(4) ComEd sold its remaining six coal-fired generating plants, an oil and gas fired plant, and nine peaking units to EME in December 1999. ComEd entered into transitional, limited term power purchase agreements with EME.
(5) The above table represents ComEd's net generating capability for the summer of 2000.

  The net generating capability available for operation at any time may be less due to regulatory restrictions, fuel restrictions, efficiency of cooling facilities and generating units being temporarily out of service for inspection, maintenance, refueling, repairs or modifications required by regulatory authorities. The above table excludes certain limited term power purchase arrangements with independent power producers and other utilities. ComEd's highest peak load experienced to date occurred on August 30, 1999 and was 21,243,000 kilowatts; and the highest peak load experienced to date during a winter season occurred on December 20, 1999 and was 14,484,000 kilowatts. ComEd's kilowatthour sales and generation are generally higher, primarily during the summer periods but also during the winter periods, when temperature extremes create demand for either summer cooling or winter heating.

  See "Changes in the Electric Utility Industry--Fossil Plant Sale" above for additional information regarding ComEd's sale of fossil plants.

  Major electric transmission lines owned and in service are as follows:

      Voltage                                                            Circuit
      (Volts)                                                             Miles
      -------                                                            -------
      765,000...........................................................     90
      345,000...........................................................  2,500
      138,000...........................................................  2,097

  ComEd's electric distribution system includes 40,493 pole line miles of overhead lines and 38,037 cable miles of underground lines. A total of approximately 1,365,310 poles are included in ComEd's distribution system, of which about 592,672 poles are owned jointly with telephone companies.

  On February 18, 2000, ComEd sold its investment in Cotter Corporation to General Atomics for $1 million. ComEd will record a loss of approximately $22 million (after-tax) in the first quarter of 2000 as a result of the sale.

Item 3. Legal Proceedings.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter and in favor of the plaintiff, after amended judgement issued in March 1999, totaled approximately $6 million, including compensatory and punitive damages, interest, and medical monitoring. On February 11, 2000, the Tenth Circuit Court of Appeals agreed with Cotter, found that the trial judge had erred in critical rulings and reversed the jury verdict, remanding the case for new trial. A case involving the next group of plaintiffs is set for trial in federal district court in Denver on October 2, 2000. Although ComEd sold its investment in Cotter in February 2000, ComEd will continue to be liable for any court verdicts in favor of the plaintiffs. The other 1991 cases will necessarily involve the resolution of numerous contested issues of law and fact. It is Unicom and ComEd's assessment that these actions will not have a material impact on their financial position or results of operations.

  In July and August 1995, three class action lawsuits were filed against ComEd arising out of a series of service outages. All of the complaints seek damages incurred for property loss by approximately 40,000 customers who were without electrical service for up to 48 hours. These suits were subsequently consolidated. A proposed settlement agreement was preliminarily approved by the Court on November 23, 1999. Under this plan, eligible class members will receive a credit if they were without power more than 12 consecutive hours. If they submitted timely claim forms, some class members will receive additional compensation for food spoilage, other perishable items and damage caused by power surges. Total benefits available to the class are approximately $2.5 million. Class counsel fee petitions are currently under consideration by the Court, but will not increase the maximum allowable payout by ComEd. The claims administration will continue through the summer of 2000.

  In August 1999, three class action lawsuits were filed against ComEd related to a series of service interruptions during the summer of 1999. The combined effect of these events resulted in over 100,000 customers losing service. On August 12, 1999, service was interrupted to ComEd customers on the near north and near west side of Chicago's central business district. While major commercial customers were affected, all service was restored on the same date. The class action complaints have been consolidated and seek to recover damages for personal injuries and property damage, as well as economic loss for these events. Further, ComEd initiated expedited claim settlements for those with primarily food spoilage claims. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. The lawsuits are pending in the Circuit Court of Cook County. ComEd has filed a motion challenging the legal sufficiency of the consolidated complaints. The plantiff's response is due April 14, 2000 and any reply by ComEd is due May 12, 2000. The motion to dismiss is currently scheduled to be argued on May 23, 2000. ComEd's management believes adequate reserves have been established in connection with these cases.

  Following the summer 1999 service interruptions, the ICC opened a three-phase investigation of the design and reliability of ComEd's transmission and distribution system. At the conclusion of each phase of the investigation, the ICC will issue a report that will include specific recommendations for ComEd and a timetable for executing the recommendations. Hearings on Phase I of the investigation were held the week of January 3, 2000, which focused on the outages of July and August 1999. Reports on Phase II and Phase III, focusing on the transmission and distribution system generally, are anticipated in the second quarter of 2000. The final phase of the investigation is expected to conclude in early 2001.

  ComEd also has several matters pending before various local and state agencies which pertain to the assessment of Company property for local tax purposes. ComEd has instituted several proceedings in the courts challenging adverse determinations by certain of these state and local agencies. All taxes attributable to such determinations have been paid and reflected on the books of ComEd. ComEd does not believe that a material adverse outcome is likely. ComEd also has appeals pending in applicable counties concerning property tax assessments for its Braidwood nuclear generating station. These proceedings seek refunds and reduced valuations resulting in lower property taxes for the challenged and subsequent years. ComEd has reached an agreement in principle with the Will County Board that will resolve these matters. The agreement is subject to the approval of the taxing districts involved.

  The Montana Department of Revenue has made additional tax assessments on Decker Coal Company for severance taxes, gross proceeds taxes and resource indemnity trust taxes covering the years 1993-1995. The amount of additional taxes assessed, including interest through April 30, 1998, is approximately $5 million. Under the terms of a tax and royalty indemnity agreement, ComEd may be responsible for some or all of these additional taxes and interest, to the extent they are shown to be payable. ComEd has the right to direct the challenge of these assessments and may be responsible for the cost of conducting the defense of Decker from these assessments. Decker is appealing assessments unrelated to ComEd, but with issues common to the 1993-1995 assessment. Therefore, the appeal impacting ComEd has been held in abeyance until April 10, 2000.

  On March 22, 1999, ComEd reached a settlement agreement with the City to end the arbitration proceeding between ComEd and the City regarding the January 1, 1992 franchise agreement and a supplemental agreement between them. Under the terms of the settlement agreement, the pending arbitration is to be dismissed with prejudice and the City is to release ComEd from all claims the City may have under the supplemental agreement. The settlement agreement was approved by the City Council.

  As part of the settlement agreement, ComEd and the City have agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric service in the City. The settlement agreement provides that ComEd will be subject to liquidated damages if the projects are not completed by various dates, unless it is prevented from doing so by events beyond its reasonable control. ComEd's current construction budget considers these projects. In addition, ComEd and the City established an Energy Reliability and Capacity Account, into which ComEd deposited $25 million following the effectiveness of the settlement agreement and ComEd has conditionally agreed to deposit up to $25 million at the end of each of the years 2000, 2001 and 2002, to help ensure an adequate and reliable electric supply for the City.

  The IDR has issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1997. The alleged deficiencies including interest and penalties totaled approximately $52 million as of December 31, 1999. ComEd has protested the notices, and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accrue on the alleged tax deficiencies.

  In November and December of 1997, Unicom and its directors were served with seven shareholder derivative lawsuits in federal and state court. All of the suits asserted identical claims that the directors breached fiduciary duties to the shareholders by allegedly failing to properly supervise ComEd's nuclear program. Each plaintiff alleged that this caused ComEd to violate NRC rules, which has cost ComEd millions of dollars. The plaintiffs sought to have the directors reimburse ComEd for these costs. The originally filed suits were dismissed because no demand was made upon ComEd's board to pursue a derivative action on behalf of ComEd, and demand was not excused. In September 1998, the plaintiffs made such a demand on ComEd's board. On October 22, 1998, the board appointed a special committee to review the merits of the demand. On May 19, 1999, the plaintiffs refiled a derivative action alleging that because the board of directors had not responded to the plaintiffs, in effect the board had refused the demand. The special committee, assisted by separate counsel, conducted a review of the claims asserted in the plaintiffs demand letter. On October 27, 1999, the special committee reported its findings to the full board and recommended that the demand be rejected, and the board decided that no legal action should be brought by Unicom or ComEd with respect to the claims asserted in the plaintiffs demand letter. The plaintiffs reviewed the Special Committee's report and determined not to contest the Special Committee's recommendation. An order dismissing the derivative action was issued on February 9, 2000.

  On April 28, 1997, Tower Leasing, Inc. and QST Energy, Inc. filed a complaint with the ICC alleging that ComEd violated Illinois law and its own tariffs by preventing Tower Leasing and QST from installing a cogeneration facility at Sears Tower in Chicago and interconnecting such facility with ComEd's system in that building. Tower Leasing and QST asked the ICC to enter an order that would have essentially required ComEd to assist in the implementation of the proposed facility. The ICC issued an order dismissing the complaint and denying the relief requested by Tower Leasing. Tower Leasing's petition for rehearing was denied. In August 1998, Tower Leasing and QST appealed the ICC's decision to the state appellate court. The appellate court issued an order upholding the ICC's decision.

  On November 14, 1997, the CHA filed an application with the FERC, seeking to require ComEd to provide transmission service to some of CHA's buildings so that those buildings may take electric service from an alternate electric supplier. ComEd maintains that the CHA is a retail customer ineligible for transmission service. ComEd and the CHA have asked the FERC to hold proceedings in abeyance pending the outcome of settlement negotiations. Should the CHA proceedings be resolved adversely to ComEd, ComEd could lose substantial revenue. This revenue loss may be offset, however, by a stranded cost obligation the CHA would owe ComEd under FERC Order No. 888.

  On September 10, 1998, Prairieland Energy, Inc. filed an application with the FERC, seeking to require ComEd to transmit power and energy on behalf of Prairieland to the Chicago campus of its parent, the University of Illinois. ComEd protested the filing because the application either seeks prohibited retail wheeling or seeks approval of a sham wholesale transaction between Prairieland and its parent. On December 28, 1998, the FERC issued an order denying Prairieland's application. On April 19, 1999, the FERC denied Prairieland's request for appeal. On July 28, 1999, the FERC denied a second application, which Prairieland had submitted in May, determining that documentation submitted by Prairieland did not demonstrate the basis for a bona fide commercial transaction with the University of Illinois. Prairieland's request for rehearing is pending.

  In June 1997, Torco Energy Marketing, Inc. filed an action against ComEd in the Circuit Court of Cook County, Illinois, alleging that ComEd tortiously interfered with Torco's proposed arrangement between Torco and Sargent & Lundy LLC. Torco claims that, but for actions by ComEd, Sargent & Lundy would have paid Torco $20 million to purchase a portion of the equity in Torco, and that the venture would have had revenues of $2.6 billion. ComEd was granted summary judgement on October 28, 1999 and the complaint was dismissed. Torco has filed a Notice of Appeal. ComEd is confident the dismissal will be upheld.

  On April 18, 1996, a ComEd truck driver, driving a ComEd truck, struck a car that had slowed or stopped to make a turn. The truck pushed this car into oncoming traffic causing a head-on collision with a third vehicle. The driver of this third vehicle suffered extensive injuries resulting in numerous surgical procedures. The plaintiff, who is wheelchair bound, and the plaintiff's spouse have made a combined demand of $55 million upon ComEd. On May 28, 1999, judgement for $13,500,000 was entered for the plaintiff. The matter is currently on appeal. Insurance coverage above ComEd's $5 million self-insured retention should be available.

  See "Item 1. Business," subcaption "Regulation" above, for information concerning other legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                 Standard Duff &
                                                         Moody's & Poor's Phelps
                                                         ------- -------- ------
   First mortgage and secured pollution control bonds..   Baa1     BBB+    A-
   Publicly-held debentures and unsecured pollution
    control obligations................................   Baa2     BBB     BBB+
   Convertible preferred stock.........................   baa3     BBB-    BBB
   Preference stock....................................   baa2     BBB-    BBB
   Trust Securities....................................   baa3     BBB-    BBB
   Commercial paper....................................   P-2      A-2     D-1

  ComEd Funding Trust's securities are currently rated by three principal securities rating agencies as follows:

                                                                 Standard Duff &
                                                         Moody's & Poor's Phelps
                                                         ------- -------- ------
   Transitional trust notes.............................   Aaa     AAA     AAA


  As of February 2000, Moody's and Duff & Phelps' current rating outlooks on ComEd's securities are stable. S&P has ComEd on CreditWatch with positive implications.

  All three agencies raised their rating for ComEd in the course of 1999: Duff & Phelps in December, Moody's in September and S&P in June.

  On December 17, 1999, Duff & Phelps raised its rating on Unicom's senior debt obligations to BBB. On September 15, 1999, Moody's assigned Unicom a first time issuer rating of Baa3. On June 29, 1999, S&P raised its rating on Unicom's senior debt obligations to BBB.

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

  Duff & Phelps' credit rating scale has 17 alphabetical categories, of which ratings AAA (the highest rating) through BBB represent investment grade securities. Ratings of BBB+, BBB and BBB- represent the lowest category of "investment grade" rating. This category describes securities with below average protection factors but which are considered sufficient for institutional investment. Considerable variability in risk occurs during economic cycles.

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

  Additional information required by Item 5 is incorporated herein by reference to the "Price Range and Cash Dividends Paid per Share of Common Stock" on page F-4.

Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data.

  The information required by Items 6, 7, 7A and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page F-4, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages F-5 through F-24, Quantitative and Qualitative Disclosures about Market Risk on page F-13, the audited consolidated financial statements and notes thereto on pages F-26 through F-61, and Supplementary Data on page F-4. Reference is also made to "Item 1. Business," subcaptions "Changes in the Electric Utility Industry," "Construction Program" and "Regulation," for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by Item 10 relating to directors and nominees for election as directors at Unicom's Annual Meeting of shareholders is incorporated herein by reference to the information under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's definitive Proxy Statement ("2000 Proxy Statement") to be filed with the SEC prior to April 30, 2000, pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth under "Item 1. Business," subcaption "Executive Officers of the Registrant" and under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's 2000 Proxy Statement, which is incorporated herein by reference.

Item 11. Executive Compensation.

  The information required by Item 11 is incorporated herein by reference to the information labelled "Board Compensation" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the heading "Corporate Governance and Compensation Committee Report on Executive Compensation") in Unicom's 2000 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the heading "Security Ownership of Certain Beneficial Owners and Management" in Unicom's 2000 Proxy Statement.

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

Executive Officers of the Registrant

  The effective year of election of the officers to their present positions and the prior positions they have held with ComEd or other companies, since January 1, 1995, are described below.

           Name and Age                             Position
   ---------------------------- -----------------------------------------------
   *John W. Rowe, 54            Chairman, President and Chief Executive Officer
                                 of ComEd and Unicom since March 1998; previ-
                                 ously President and Chief Executive Officer of
                                 New England Electric System.
   *Paul A. Elbert, 50          Executive Vice President of ComEd and Unicom
                                 and President Unicom Enterprises Inc. since
                                 October 1999; previously President and Chief
                                 Executive Officer--Gas for Consumers Energy
                                 Company from August 1997 to September 1999;
                                 previously Executive Vice President and Chief
                                 Operating Officer--Gas at Consumers Energy
                                 Company from December 1994 to August 1997.
   *Oliver D. Kingsley, Jr., 57 Executive Vice President of ComEd and Unicom
                                 and President and Chief Nuclear Officer--Nu-
                                 clear Generation Group of ComEd since October
                                 1997; previously Chief Nuclear Officer at the
                                 Tennessee Valley Authority.
   *Pamela B. Strobel, 47       Executive Vice President and General Counsel of
                                 ComEd and Unicom since January 1999; previ-
                                 ously Senior Vice President and General Coun-
                                 sel of ComEd and Unicom, October 1997 to De-
                                 cember 1998; previously Vice President and
                                 General Counsel of ComEd.
   *Frank M. Clark, 54          Senior Vice President of ComEd and Unicom since
                                 January 1999; previously Vice President of
                                 ComEd, January 1997 to December 1998; previ-
                                 ously Governmental Affairs Vice President 1996
                                 to January 1997 and Governmental Affairs Man-
                                 ager.
   *Christopher M. Crane, 41    Senior Vice President of ComEd since July 1999;
                                 previously Vice President of ComEd, October
                                 1998 to July 1999 and Vice President Tennessee
                                 Valley Authority
   *Carl J. Croskey, 48         Senior Vice President of ComEd and Unicom and
                                 President of Distribution at ComEd since Au-
                                 gust 1999; previously President of MichCon En-
                                 terprises Inc., a subsidiary of Michigan Con-
                                 solidated Gas Company from January 1998 to Au-
                                 gust 1999; previously Senior Vice President of
                                 Operations for Michigan Consolidated Gas Com-
                                 pany from April 1995 to January 1998.

        Name and Age                             Position
   ----------------------- ----------------------------------------------------
   *Ruth Ann M. Gillis, 45 Senior Vice President and Chief Financial Officer of
                            ComEd and Unicom since January 1999; previously
                            Vice President and Treasurer of ComEd and Unicom,
                            September 1997 to December 1998; previously Vice
                            President, Chief Financial Officer and Treasurer of
                            the University of Chicago Hospitals and Health Sys-
                            tem from 1996 to 1997 and Senior Vice President and
                            Chief Financial Officer of American National Bank
                            and Trust Company.
   *David R. Helwig, 49    Senior Vice President of ComEd since January 1999;
                            previously Vice President of ComEd, January 1998 to
                            December 1998; previously General Manager of Gen-
                            eral Electric Company's Nuclear Services Company,
                            1997 to January 1998 and Vice President at PECO.
   *Elizabeth A. Moler, 50 Senior Vice President of ComEd and Unicom since Jan-
                            uary 2000; previously Director of Unicom and ComEd
                            from December 1998 to December 1999, and partner at
                            Vinson & Elkins, LLP from
                            December 1998 to December 1999; previously Deputy
                            Secretary of the U.S. Department of Energy, 1997 to
                            1998 and chair of the Federal Energy Regulatory
                            Commission, 1993 to 1997
   *S. Gary Snodgrass, 48  Senior Vice President of ComEd and Unicom since Oc-
                            tober 1997; Vice President of ComEd and Unicom,
                            September 1997 to October 1997; previously Vice
                            President of USG Corporation.
   *Robert E. Berdelle, 44 Vice President and Comptroller of ComEd and Unicom
                            since January 1999; previously Comptroller of ComEd
                            and Unicom, July 1997 to December 1998; previously
                            held various financial reporting and analysis posi-
                            tions within ComEd.
   T. Oliver Butler, 48    Vice President of ComEd since July 1997; previously
                            Purchasing Vice President of ComEd, 1994 to 1997.
   John T. Costello, 51    Vice President of ComEd and Unicom since 1996; pre-
                            viously Manager of Corporate Relations of ComEd,
                            1995 to 1996.
   John T. Hooker, 51      Vice President of ComEd and Unicom since December
                            1999; previously Governmental Affairs Vice Presi-
                            dent of ComEd, 1998 to December 1999 and Director
                            of Governmental Services of ComEd
   Arlene A. Juracek, 49   Vice President of ComEd and Unicom since December
                            1999; previously Assistant Vice President of ComEd,
                            February 1994 to December 1999.
   Emerson W. Lacey, 58    Vice President of ComEd.
   Robert K. McDonald, 44  Vice President of ComEd and Unicom Since December
                            1999; previously Strategic Planning Vice President
                            and Director of Strategic Planning of ComEd, Sep-
                            tember 1994 to December 1999.
   J. Stephen Perry, 61    Vice President of ComEd since 1994.
   James A. Small, 56      Vice President of ComEd.
   Vito Stagliano, 57      Vice President of ComEd and Unicom since December
                            1999; previously Energy Policy and Planning Vice
                            President of ComEd since November 1998; previously
                            Managing Director of Energy Security Analysis Inc.
                            during 1997 to 1998; previously visiting scholar at
                            Resources for the Future during 1994 to 1996.
   Harold Gene Stanley, 59 Vice President of ComEd since September 1997; Site
                            Vice President at Braidwood Station, 1996 to 1997;
                            previously Vice President at Pennsylvania Power and
                            Light Company.

         Name and Age                             Position
   ------------------------ ---------------------------------------------------
   Patricia L. Kampling, 40 Treasurer of ComEd and Unicom since February 1999;
                             previously Manager of Finance of ComEd and Unicom,
                             May 1998 to February 1999; previously Assistant
                             Treasurer of ComEd and Unicom.
   John P. McGarrity, 38    Associate General Counsel and Secretary of ComEd
                             and Unicom since January 1999; previously Associ-
                             ate General Counsel of ComEd and Unicom, December
                             1997 to January 1999; previously a partner with
                             Sidley & Austin.

  --------
*  Executive Officers for Section 16 reporting purposes.

  The present term of office of each of the above executive officers extends to the first meeting of ComEd's Board of Directors after the next annual election of Directors.

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

  Additional information required by Item 5 is incorporated herein by reference to the "Cash Dividends Paid per Share of Common Stock" on page F-4.

Item 6. Selected Financial Data.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Item 8. Financial Statements and Supplementary Data.

  The information required by Items 6, 7, 7A and 8 is incorporated herein by reference to the "Summary of Selected Consolidated Financial Data" on page 5, "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 6 through 22, Quantitative and Qualitative Disclosures about Market Risk on page 14, the audited consolidated financial statements and notes thereto on pages 24 through 56, and Supplementary Data on page 56 of ComEd's March 30, 2000 Form 8-K Report. Reference is also made to "Item 1. Business," subcaptions "Changes in the Electric Utility Industry," "Construction Program" and "Regulation," for additional information.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

  The information required by Item 10 relating to directors and nominees for election as directors at ComEd's Annual Meeting of shareholders is incorporated herein by reference to information under the subheadings "Nominees" "Security Ownership of Certain Beneficial Owners and Management" under the heading "Item A: Election of Directors" in ComEd's definitive Information Statement ("2000 Information Statement") to be filed with the SEC prior to April 30, 2000, pursuant to Regulation 14C under the Securities Exchange Act of 1934. The information required by Item 10 relating to executive officers is set forth under "Item 1. Business," subcaption "Executive Officers of the Registrant" and under the subheading "Security Ownership of Certain Beneficial Owners and Management" under the heading "Item
A: Election of Directors" in ComEd's 2000 Information Statement, which is incorporated herein by reference.

Item 11. Executive Compensation.

  The information required by Item 11 is incorporated herein by reference to the paragraph labelled "Compensation of Directors" under the subheading "Additional Information Concerning Board of Directors" under the heading "Item
A: Election of Directors" and the paragraphs under the heading "Executive Compensation" (other than the paragraphs under the subheading "Compensation Committee Report on Executive Compensation") in ComEd's 2000 Information Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

  The information required by Item 12 is incorporated herein by reference to the stock ownership information under the subheading "Security Ownership of Certain Beneficial Owners and Management" under the heading "Item A: Election of Directors" in ComEd's 2000 Information Statement.

Item 13. Certain Relationships and Related Transactions.

  None.

  ANNUAL REPORTS ON FORM 10-K FOR UNICOM CORPORATION AND COMMONWEALTH EDISON
                                    COMPANY

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  (a)See page F-1 for references to Unicom's Financial Statements and Unicom's and ComEd's Financial Statement Schedules required by this item. See page 37 for the Report of Independent Public Accountants on Supplemental Schedule on ComEd's Financial Statement Schedules required by this item.

1. Exhibits:

  The following exhibits are filed with the indicated Annual Report on Form 10-K or incorporated therein by reference. Documents indicated by an asterisk (*) are incorporated by reference to the File No. indicated. Documents indicated by a plus sign (+) identify management contracts or compensatory plans or arrangements.

      Exhibit
      Number                Description of Document                Unicom ComEd
      -------  -------------------------------------------------   ------ -----
     *(2)-1    Asset Sale Agreement dated March 22, 1999 between           x
                ComEd and Edison Mission Energy. (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1998, Exhibit (2)-1).
     *(2)-2    Amended and Restated Agreement and Plan of Ex-
                change and Merger, dated as of September 22,
                1999, amended and restated as of January 7,
                2000, among Unicom, PECO and Newholdco. (File
                Nos. 1-11375 and 1-1839, Current Report on Form
                8-K dated January 7, 2000, Exhibit (2)-1).          x      x
     *(3)-1    Articles of Incorporation of Unicom effective
                January 28,
                1994. (File No. 1-11375, Form 10-K for the year
                ended
                December 31, 1994, Exhibit (3)-1).                  x
     *(3)-2    Restated Articles of Incorporation of ComEd ef-
                fective February 20, 1985, including Statements
                of Resolution Establishing Series, relating to
                the establishment of three new series of ComEd
                preference stock known as the "$9.00 Cumulative
                Preference Stock," the "$6.875 Cumulative Pref-
                erence Stock" and the "$2.425 Cumulative Prefer-
                ence Stock." (File No.
                1-1839, Form 10-K for the year ended December
                31, 1994, Exhibit (3)-2).                                  x
     *(3)-3    By-Laws of Unicom Corporation, effective January
                28, 1994 as amended through May 28, 1998 (File
                No. 1-11375, Form 10-Q for the quarter ended
                June 30, 1998, Exhibit (3)-3).                      x
     *(3)-4    By-Laws of Commonwealth Edison Company, effective
                September 2, 1988 as amended through May 28,
                1998 (File No. 1-1839, Form 10-Q for the quarter
                ended June 30, 1998, Exhibit (3)-4).                       x
     *(4)-1    Mortgage of ComEd to Illinois Merchants Trust
                Company, Trustee (Harris Trust and Savings Bank,
                as current successor Trustee), dated July 1,
                1923, Supplemental Indenture thereto dated Au-
                gust 1, 1944, and amendments and supplements
                thereto dated, respectively, August 1, 1946,
                April 1, 1953, March 31, 1967, April 1, 1967,
                July 1, 1968, October 1, 1968, February 28,
                1969, May 29, 1970, June 1, 1971, May 31, 1972,
                June 15, 1973, May 31, 1974, June 13, 1975, May
                28, 1976 and June 3, 1977 (File No. 2-60201,
                Form S-7, Exhibit 2-1).                                    x

      Exhibit
      Number                Description of Document                Unicom ComEd
      -------  -------------------------------------------------   ------ -----
     *(4)-2    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, May 17, 1978, August
                31, 1978, June 18, 1979, June 20, 1980, April
                16, 1981, April 30, 1982, April 15, 1983, April
                13, 1984 and April 15, 1985 (File No. 2-99665,
                Form S-3, Exhibit (4)-3).                                  x
     *(4)-3    Supplemental Indenture to Mortgage dated July 1,
                1923 dated April 15, 1986 (File No. 33-6879,
                Form S-3, Exhibit (4)-9).                                  x
     *(4)-4    Supplemental Indentures to Mortgage dated July 1,
                1923 dated June 15, 1990 (File No. 33-38232,
                Form S-3, Exhibit (4)-12).                                 x
     *(4)-5    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 1, 1991, October
                1, 1991 and October 15, 1991 (File No. 33-44018,
                Form S-3, Exhibits (4)-12, (4)-13 and (4)-14).             x
     *(4)-6    Supplemental Indenture to Mortgage dated July 1,
                1923 dated February 1, 1992 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (4)-18).                                           x
     *(4)-7    Supplemental Indenture to Mortgage dated July 1,
                1923 dated May 15, 1992 (File No. 33-48542, Form
                S-3, Exhibit (4)-14).                                      x
     *(4)-8    Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, July 15, 1992 and Sep-
                tember 15, 1992 (File No. 33-53766, Form S-3,
                Exhibits (4)-13 and (4)-14).                               x
     *(4)-9    Supplemental Indenture to Mortgage dated July 1,
                1923 dated February 1, 1993 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1992,
                Exhibit (4)-14).                                           x
     *(4)-10   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, April 1, 1993 and
                April 15, 1993 (File No. 33-64028, Form S-3, Ex-
                hibits (4)-12 and (4)-13).                                 x
     *(4)-11   Supplemental Indentures to Mortgage dated July 1,
                1923 dated, respectively, June 15, 1993 and July
                1, 1993 (File No. 1-1839, Form 8-K dated May 21,
                1993, Exhibits (4)-1 and (4)-2).                           x
     *(4)-12   Supplemental Indenture to Mortgage dated July 1,
                1923 dated July 15, 1993 (File No. 1-1839, Form
                10-Q for the quarter ended June 30, 1993, Ex-
                hibit (4)-1).                                              x
     *(4)-13   Supplemental Indenture to Mortgage dated July 1,
                1923 dated January 15, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1993,
                Exhibit (4)-15).                                           x
     *(4)-14   Supplemental Indenture to Mortgage dated July 1,
                1923 dated December 1, 1994 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1994,
                Exhibit (4)-16).                                           x
     *(4)-15   Supplemental Indenture to Mortgage dated July 1,
                1923 dated June 1, 1996 (File No. 1-1839, Form
                10-K for the year ended December 31, 1996, Ex-
                hibit (4)-16).                                             x

      Exhibit
      Number                Description of Document                Unicom ComEd
      -------  -------------------------------------------------   ------ -----
     *(4)-16   Instrument of Resignation, Appointment and Ac-
                ceptance dated January 31, 1996, under the pro-
                visions of the Mortgage dated July 1, 1923, and
                Indentures Supplemental thereto (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1995, Exhibit (4)-28).                                     x
     *(4)-17   Instrument dated as of January 31, 1996, for
                trustee under the Mortgage dated July 1, 1923
                and Indentures Supplemental thereto (File No. 1-
                1839, Form 10-K for the year ended December 31,
                1995, Exhibit (4)-29).                                     x
     *(4)-18   Indentures of ComEd to The First National Bank of
                Chicago, Trustee (Amalgamated Bank of Chicago,
                as current successor Trustee), dated April 1,
                1949, October 1, 1949, October 1, 1950, October
                1, 1954, January 1, 1958, January 1, 1959 and
                December 1, 1961 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1982, Exhibit (4)-
                20).                                                       x
     *(4)-19   Indenture dated as of September 1, 1987 between
                ComEd and Citibank, N.A., Trustee relating to
                Notes (File No. 33-20619, Form S-3, Exhibit (4)-
                13).                                                       x
     *(4)-20   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated July 14, 1989 (File No. 33-
                32929, Form S-3, Exhibit (4)-16).                          x
     *(4)-21   Supplemental Indenture to Indenture dated Septem-
                ber 1, 1987 dated January 1, 1997.                         x
      (4)-22   Credit Agreement dated as of December 17, 1999,
                among ComEd, as borrower, the Banks named
                therein and the other Lenders from time to time
                parties thereto, and Citibank, N.A.                        x
      (4)-23   Credit Agreement dated as of December 17, 1999,
                among ComEd, as borrower, the Banks named
                therein and the other Lenders from time to time
                parties thereto, and Citibank, N.A.                        x
      (4)-24   Credit Agreement dated as of December 17, 1999,
                among Unicom Enterprises, the Banks Named
                Therein and Bank One, N.A.                           x
      (4)-25   Guaranty dated as of December 17, 1999, by Unicom
                in favor of the Lenders and LC Banks parties to
                the aforementioned Credit Agreement with Unicom
                Enterprises.                                         x
     *(4)-26   Indenture dated September 1, 1995 between ComEd
                and Wilmington Trust Company. (File No. 1-1839,
                Form 10-K for the year ended December 31, 1996,
                Exhibit (4)-34).                                            x
     *(4)-27   First Supplemental Indenture dated September 19,
                1995 to Indenture dated September 1, 1995. (File
                No. 1-1839, Form 10-K for the year ended Decem-
                ber 31, 1996, Exhibit (4)-35).                              x

      Exhibit
      Number                Description of Document                Unicom ComEd
      -------  -------------------------------------------------   ------ -----
     *(4)-28   Second Supplemental Indenture dated January 24,
                1997 to Indenture dated September 1, 1995. (File
                No. 1-1839, Form 10-K for the year ended Decem-
                ber 31, 1996, Exhibit (4)-36).                              x
     *(4)-29   Rights Agreement dated as of February 2, 1998 be-
                tween Unicom Corporation and First Chicago Trust
                Company of New York, as Rights Agent, which in-
                cludes as Exhibit A the form of Rights Certifi-
                cate and as Exhibit B, the Summary of Rights to
                Purchase Common Stock (File No. 1-11375, Current
                Report on Form 8-K dated February 2, 1998, Ex-
                hibit 4).                                            x
     *(4)-30   Amendment dated as of September 22, 1999 to the
                aforemention Rights Agreement between Unicom
                Corporation and First Chicago Trust Company of
                New York, as Rights Agent (File Nos. 1-11375 and
                1-1839, Current Report on Form 8-K dated Septem-
                ber 22, 1999, Exhibit (4)-1).
     *(10)-1   Nuclear Fuel Lease Agreement dated as of November
                23, 1993, between CommEd Fuel Company, Inc., as
                Lessor, and ComEd, as Lessee (File No. 1-1839,
                Form 10-K for the year ended December 31, 1993,
                Exhibit (10)-1).                                            x
     +*(10)-2  Unicom Corporation Amended and Restated Long-Term
                Incentive Plan (File No. 1-11375, Unicom Proxy
                Statement dated April 7, 1999, Exhibit A).           x
     +*(10)-3  1997 Long-Term Performance Unit Award for Execu-
                tive and Group Level Employees Payable in 2000
                under the Unicom Corporation Long-Term Incentive
                Plan. (File Nos. 1-11375 and 1-1839, Form 10-K
                for the year ended December 31, 1996, Exhibit
                (10)-12).                                            x      x
     +*(10)-4  1998 Long-Term Performance Unit Award for
                Executive and Group Level Employees Payable in
                2001 under the Unicom Corporation Long-Term
                Incentive Plan. (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1997,
                Exhibit (10)-6).                                     x      x
      +(10)-5  1999 Long-Term Performance Unit Award for Execu-
                tive and Group Level Employees Payable in 2002
                under the Unicom Corporation Long-Term Incentive
                Plan.                                                x      x
     +*(10)-6  Unicom Corporation General Provisions Regarding
                1996 Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan.
                (File Nos. 1-11375 and 1-1839, Form 10-K for the
                year ended December 31, 1996, Exhibit (10)-9).       x      x
     +*(10)-7  Unicom Corporation General Provisions Regarding
                1996B Stock Option Awards Granted under the
                Unicom Corporation Long-Term Incentive Plan.
                (File Nos. 1-11375 and 1-1839, Form 10-K for the
                year ended December 31, 1996, Exhibit (10)-11).      x      x
      +*(10)-  Unicom Corporation General Provisions Regarding
     8          Stock Option Awards Granted under the Unicom
                Corporation Long-Term Incentive Plan (Effective
                July 10, 1997).                                      x      x

      Exhibit
      Number                Description of Document                Unicom ComEd
      -------  -------------------------------------------------   ------ -----
      +(10)-9  1999 Annual Incentive Award for Management
                Employees under the Unicom Corporation Long-Term
                Incentive Plan.                                      x      x
     +*(10)-10 Unicom Corporation Deferred Compensation Unit
                Plan, as amended (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31, 1995,
                Exhibit (10)-12).                                    x      x
     +*(10)-11 Deferred Compensation Plan (included in Article
                Five of Exhibit (3)-2 above).                               x
     +*(10)-12 Management Incentive Compensation Plan, effective
                January 1, 1989 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1988, Exhibit (10)-
                4).                                                         x
     +*(10)-13 Amendments to Management Incentive Compensation
                Plan, dated December 14, 1989 and March 21, 1990
                (File No. 1-1839, Form 10-K for the year ended
                December 31, 1989, Exhibit (10)-5).                         x
     +*(10)-14 Amendment to Management Incentive Compensation
                Plan, dated March 21, 1991 (File No. 1-1839,
                Form 10-K for the year ended December 31, 1991,
                Exhibit (10)-6).                                            x
     +*(10)-15 Retirement Plan for Directors, effective
                September 1, 1994, as amended through March 12,
                1997. (File No. 1-11375, Form 10-K for the year
                ended December 31, 1996, Exhibit (10)-19).           x
     +*(10)-16 Retirement Plan for Directors, effective January
                1, 1987, as amended through March 12, 1997.
                (File No. 1-1839 Form 10-K for the year ended
                December 31, 1996, Exhibit (10)-20)                         x
     +*(10)-17 Unicom Corporation 1996 Directors' Fee Plan (File
                No. 1-11375, Unicom Proxy Statement dated April
                8, 1996, Appendix A).                                x      x
     +*(10)-18 Employment Agreement among Unicom, ComEd and John
                W. Rowe dated as of March 10, 1998. (File Nos.
                1-11375 and 1-1839, Form 10-Q for the quarter
                ended March 31, 1998, Exhibit (10)-3).               x      x
     +*(10)-19 First Amendment dated December 1, 1998 to
                Employment Agreement dated March 10, 1998
                between Unicom, ComEd and John Rowe. (File Nos.
                1-11375 and 1-1839, Form 10-K for the year ended
                December 31, 1998, Exhibit (10)-19).                 x      x
     +*(10)-20 Second Amendment dated January 27, 1999 to
                Employment Agreement dated March 10, 1998
                between Unicom, ComEd and John Rowe. (File Nos.
                1-11375 and 1-1839, Form 10-K for the year ended
                December 31, 1998, Exhibit (10)-20).                 x      x
     +*(10)-21 Third Amendment dated March 8, 1999 to Employment
                Agreement dated March 10, 1998 between Unicom,
                ComEd and John Rowe. (File Nos. 1-11375 and 1-
                1839, Form 10-K for the year ended December 31,
                1998, Exhibit (10)-21).                              x      x
     +*(10)-22 Employment Agreement dated November 1, 1997
                between ComEd and Oliver D. Kingsley, Jr. (File
                Nos. 1-11375 and 1-1839, Form 10-K for the year
                ended December 31, 1998, Exhibit (10)-22).           x      x

      Exhibit
      Number              Description of Document             Unicom ComEd
      -------  --------------------------------------------   ------ -----
     +*(10)-23 Unicom Corporation Stock Award Agreement
                dated January 25, 1999 between Unicom
                Corporation and Oliver D. Kingsley, Jr.
                (File Nos. 1-11375 and 1-1839, Form 10-K
                for the year ended December 31, 1998,
                Exhibit (10)-23).                               x      x
     +*(10)-24 Change in Control Agreement between Unicom
                Corporation, ComEd and certain senior
                executives. (File Nos. 1-11375 and 1-1839,
                Form 10-K for the year ended December 31,
                1998, Exhibit (10)-24).                         x      x
     +*(10)-25 Executive Group Life Insurance Plan (File
                No. 1-1839, Form 10-K for the year ended
                December 31, 1980, Exhibit (10)-3).                    x
     +*(10)-26 Amendment to the Executive Group Life Insur-
                ance Plan (File No. 1-1839, Form 10-K for
                the year ended December 31, 1981, Exhibit
                (10)-4).                                               x
     +*(10)-27 Amendment to the Executive Group Life Insur-
                ance Plan dated December 12, 1986 (File No.
                1-1839, Form 10-K for the year ended Decem-
                ber 31, 1986, Exhibit (10)-6).                         x
     +*(10)-28 Amendment of Executive Group Life Insurance
                Plan to implement program of "split dollar
                life insurance" dated December 13, 1990
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1990, Exhibit (10)-10).             x
     +*(10)-29 Commonwealth Edison Company Supplemental
                Management Retirement Plan. (File No. 1-
                1839, Form 10-K for the year ended December
                31, 1998, Exhibit (10)-29).                            x
     +*(10)-30 Amendment of Executive Group Life Insurance
                Plan to stabilize the death benefit appli-
                cable to participants dated July 22, 1992
                (File No. 1-1839, Form 10-K for the year
                ended December 31, 1992, Exhibit (10)-13).             x
     +*(10)-31 Commonwealth Edison Company Excess Benefit
                Savings Plan (File No. 1-1839, Form 10-Q
                for the quarter ended September 30, 1998,
                Exhibit (10)-1).                                       x
     +*(10)-32 Amendment No. 1 to Commonwealth Edison Com-
                pany Excess Benefit Savings Plan dated May
                24, 1995 (File No. 1-1839, Form 10-K for
                the year ended December 31, 1995, Exhibit
                (10)-30).                                              x
     +*(10)-33 Amendment No. 2 to Commonwealth Edison Com-
                pany Excess Benefit Savings Plan effective
                as of September 1, 1997. (File No. 1-1839,
                Form 10-K for the year ended December 31,
                1997, Exhibit (10)-34)                                 x
     +*(10)-34 Unicom Corporation Stock Bonus Deferral Plan
                (File Nos. 1-11375 and 1-1839, Form 10-Q
                for the quarter ended September 30, 1998,
                Exhibit (10)-3)                                 x      x
     +*(10)-35 Form of Stock Award Agreement under the
                Unicom Corporation Long-Term Incentive Plan
                (File Nos. 1-11375 and 1-1839, Form 10-K
                for the year ended December 31, 1997, Ex-
                hibit (10)-37).                                 x      x

      Exhibit
      Number                Description of Document                Unicom ComEd
      -------  -------------------------------------------------   ------ -----
      (10)-38  Amended and Restated Key Management Severance
                Plan for Unicom Corporation and Commonwealth Ed-
                ison Company dated March 8, 1999.                    x      x
      (12)     Statement re computation of ratios of earnings to
                fixed charges and ratios of earnings to fixed
                charges and preferred and preference stock divi-
                dend requirements for ComEd.                               x
     *(18)     Letter from independent public accountants re-
                garding change in accounting principle (File
                Nos. 1-11375 and 1-1839, Form 10-K for the year
                ended December 31, 1997, Exhibit (18)).             x      x
      (21)-1   Subsidiaries of Unicom.                              x
      (21)-2   Subsidiaries of ComEd.                                      x
      (23)-1   Consent of experts for Unicom.                       x
      (23)-2   Consent of experts for ComEd.                               x
      (24)-1   Powers of attorney of Directors whose names are
                signed to the Unicom and ComEd Annual Report on
                Form 10-K pursuant to such powers.                  x      x
      (27)     Unicom Financial Data Schedule                       x
      (99)-1   ComEd's Current Report on Form 8-K dated March
                30, 2000.                                                  x

      Pursuant to Item 601(b)(4)(iii) of Regulation S-K, Unicom and ComEd hereby agree to furnish to the SEC, upon request, any instrument defining the rights of holders of long-term debt of ComEd not filed as an exhibit herein. No such instrument authorizes securities in excess of 10% of the total assets of ComEd.

  (b) Reports on Form 8-K:

      A Current Report on Form 8-K dated October 12, 1999 was filed by Unicom and ComEd providing additional information regarding the transactions contemplated by the Merger Agreement before Unicom commences repurchases of shares of its common stock.

      A Current Report on Form 8-K dated December 15, 1999 was filed by Unicom and ComEd announcing the completion on the sale of its fossil generating plants to EME.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                           ON SUPPLEMENTAL SCHEDULE

To Commonwealth Edison Company:

  We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Commonwealth Edison Company and subsidiary companies incorporated by reference in this Annual Report on Form 10-K, and have issued our report thereon dated January 31, 2000.

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

                                          Arthur Andersen LLP
Chicago, Illinois
January 31, 2000

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago and state of Illinois on the 30th day of March, 2000.
                                     UNICOM CORPORATION
                                             /s/ John W. Rowe
                                     By
                                       --------------------------------
                                           John W. Rowe, Chairman,
                                        President and Chief Executive
                                                   Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2000.
         Signature
----------------------------
                                        Title
                                ---------------------

    /s/ John W. Rowe            Chairman, President and
----------------------------     Chief Executive Officer
        John W. Rowe             and Director (principal
                                 executive officer)
 /s/ Ruth Ann M. Gillis
----------------------------    Senior Vice
     Ruth Ann M. Gillis          President(principal
                                 financial officer)
 /s/ Robert E. Berdelle         Vice President and Comptroller
----------------------------     (principal accounting officer)
     Robert E. Berdelle

   Edward A. Brennan*           Director
   Carlos Cantu*                Director
   James W. Compton*            Director
   Bruce DeMars*                Director
   Sue L. Gin*                  Director
   Donald P. Jacobs*            Director
   Edgar D. Jannotta*           Director
   John W. Rogers,              Director
   Jr.*
   Richard L. Thomas*           Director

     /s/ John P. McGarrity
*By
  --------------------------------
   John P. McGarrity, Attorney-
             in-fact

       [Signature page to Unicom Corporation Annual Report on Form 10-K]

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago and state of Illinois on the 30th day of March, 2000.
                                     COMMONWEALTH EDISON COMPANY
                                             /s/ John W. Rowe
                                     By
                                       --------------------------------
                                           John W. Rowe, Chairman,
                                        President and Chief Executive
                                                   Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 30th day of March, 2000.
         Signature
----------------------------
                                        Title
                                ---------------------

    /s/ John W. Rowe            Chairman, President and
----------------------------     Chief Executive Officer
        John W. Rowe             and Director (principal
                                 executive officer)
 /s/ Ruth Ann M. Gillis
----------------------------    Senior Vice
     Ruth Ann M. Gillis          President(principal
                                 financial officer)
 /s/ Robert E. Berdelle         Vice President and Comptroller
----------------------------     (principal accounting officer)
     Robert E. Berdelle

   Edward A. Brennan*           Director
   Carlos Cantu*                Director
   James W. Compton*            Director
   Bruce DeMars*                Director
   Sue L. Gin*                  Director
   Donald P. Jacobs*            Director
   Edgar D. Jannotta*           Director
   John W. Rogers,              Director
   Jr.*
   Richard L. Thomas*           Director

     /s/ John P. McGarrity
*By
  --------------------------------
   John P. McGarrity, Attorney-
             in-fact

   [Signature page to Commonwealth Edison Company Annual Report on Form 10-K]

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                                     INDEX

                                                                            Page
                                                                            ----
Definitions...............................................................   F-2

Supplementary Data
------------------
Operating Statistics......................................................   F-3
Summary of Selected Consolidated Financial Data...........................   F-4
Price Range and Cash Dividends Paid per Share of Common Stock.............   F-4
Quarterly Financial Data..................................................   F-4

Management's Discussion and Analysis of Financial Condition and Results of
 Operations...............................................................   F-5

Report of Independent Public Accountants..................................  F-25

Consolidated Financial Statements
---------------------------------
Statements of Consolidated Operations for the years 1999, 1998 and 1997...  F-26
Consolidated Balance Sheets as of December 31, 1999 and 1998..............  F-27
Statements of Consolidated Capitalization as of December 31, 1999 and
 1998.....................................................................  F-29
Statements of Consolidated Retained Earnings/(Deficit) for the years 1999,
 1998 and 1997............................................................  F-30
Statements of Consolidated Comprehensive Income for the years 1999, 1998 and 1997.................................................................  F-30
Statements of Consolidated Cash Flows for the years 1999, 1998 and 1997...  F-31

Notes to Financial Statements.............................................  F-32

Financial Statement Schedules
-----------------------------
Schedule II--Valuation and Qualifying Accounts for the years 1997-1999....  F-62


The individual financial statements and schedules of ComEd's nonconsolidated wholly owned subsidiaries have been omitted from Unicom and ComEd's Annual Reports on Form 10-K because the investments are not material in relation to ComEd's financial position or results of operations. As of December 31, 1999, the assets of the nonconsolidated subsidiaries, in the aggregate, were less than 1% of ComEd's consolidated assets. The 1999 revenues of the nonconsolidated subsidiaries, in the aggregate, were less than 1% of ComEd's consolidated annual revenues.

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          Term                                  Meaning
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997, as amended
 AFUDC                  Allowance for funds used during construction
 APB                    Accounting Principles Board
 APX                    Automated Power Exchange Inc., a California company
 ARES                   Alternative Retail Electric Suppliers
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 City                   City of Chicago
 ComEd                  Commonwealth Edison Company, a Unicom subsidiary
 ComEd Funding          ComEd Funding, LLC, a ComEd subsidiary
 ComEd Funding Trust    ComEd Transitional Funding Trust, a ComEd Funding
                         subsidiary
 Congress               U.S. Congress
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 Edison Development     Edison Development Canada Inc., a ComEd subsidiary
 EME                    Edison Mission Energy, an Edison International
                         subsidiary
 EPS                    Earnings/(Loss) per Common Share
 ESPP                   Employee Stock Purchase Plan
 FAC                    Fuel adjustment clause
 FASB                   Financial Accounting Standards Board
 FERC                   Federal Energy Regulatory Commission
 Fossil Plant           ComEd's six coal-fired generating plants, an oil and
                         gas-fired plant, and nine peaking unit sites
 GAAP                   Generally Accepted Accounting Principles
 ICC                    Illinois Commerce Commission
 IDR                    Illinois Department of Revenue
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 ISO                    Independent System Operator
 MGP                    Manufactured gas plant
 NEIL                   Nuclear Electric Insurance Limited
 Northwind Midway       Northwind Midway, LLC, a UT Holdings subsidiary
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 PECO                   PECO Energy Company, a Pennsylvania company
 RES                    Retail Electric Supplier
 SEC                    Securities and Exchange Commission
 SFAS                   Statement of Financial Accounting Standards
 SPEs                   Special purpose entities
 S&P                    Standard & Poor's
 Trusts                 ComEd Financing I and ComEd Financing II, ComEd
                         subsidiaries
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom Enterprises
                         subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 Unicom Investment      Unicom Investment Inc., a Unicom Enterprises subsidiary
 Unicom Power Holdings  Unicom Power Holdings Inc., a Unicom Enterprises
                         subsidiary
 Unicom Thermal         Unicom Thermal Technologies Inc., a UT Holdings
                         subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom Enterprises subsidiary

Operating Statistics

                                               Year Ended December 31
                                         -------------------------------------
                                            1999         1998         1997
                                         -----------  -----------  -----------
Operating Revenues (thousands of dol-
 lars):
 Residential...........................  $ 2,205,066  $ 2,551,741  $ 2,552,742
 Small commercial and industrial.......    2,196,069    2,187,532    2,153,113
 Large commercial and industrial.......    1,290,926    1,406,720    1,467,574
 Public authorities....................      463,482      510,185      505,907
 Electric railroads....................       20,317       31,022       29,785
 Provisions for revenue refunds--ulti-
  mate consumers.......................          --       (21,848)     (45,470)
 Sales for resale......................      490,938      349,818      336,480
 Other revenues........................      181,149       88,240       82,891
                                         -----------  -----------  -----------
    Total..............................  $ 6,847,947  $ 7,103,410  $ 7,083,022
                                         ===========  ===========  ===========
Sales (millions of kilowatthours):
 Residential...........................       23,716       23,942       22,151
 Small commercial and industrial.......       29,125       27,005       25,859
 Large commercial and industrial.......       22,474       24,043       24,074
 Public authorities....................        7,778        7,472        7,323
 Electric railroads....................          408          433          418
 Sales for resale......................       19,487       12,262       15,679
                                         -----------  -----------  -----------
    Total..............................      102,988       95,157       95,504
                                         ===========  ===========  ===========
Sources of Electric Energy (millions of
 kilowatthours):
 Generation--
  Nuclear..............................       73,684       53,958       49,136
  Fossil...............................       25,873       29,212       36,604
  Fast-start peaking units.............          127          132          121
                                         -----------  -----------  -----------
    Net generation.....................       99,684       83,302       85,861
 Purchased power.......................       11,079       20,704       16,672
 Company use and losses................       (7,775)      (6,367)      (7,029)
                                         -----------  -----------  -----------
    Total..............................      102,988       97,639       95,504
                                         ===========  ===========  ===========
Cost of Fuel Consumed (per kilowatt-
 hours):
 Nuclear...............................        0.52c        0.53c        0.54c
 Coal..................................        2.26c        2.51c        2.44c
 Oil...................................        5.43c        6.26c        5.50c
 Natural gas...........................        3.22c        3.04c        3.50c
 Average all fuels.....................        1.00c        1.27c        1.40c
Peak Load (kilowatts)..................   21,243,000   19,012,000   18,497,000
Number of Customers (at end of year):
 Residential...........................    3,145,712    3,134,490    3,123,364
 Small commercial and industrial.......      309,828      304,208      291,143
 Large commercial and industrial.......        1,783        1,794        1,566
 Public authorities and electric rail-
  roads................................       18,196       14,051       12,182
 Sales for resale......................           58           62           51
                                         -----------  -----------  -----------
    Total..............................    3,475,577    3,454,605    3,428,306
                                         ===========  ===========  ===========
Average Annual Revenue per Residential
 Customer..............................  $    700.98  $    814.08  $    817.31
Average Kilowatthour Use per Residen-
 tial Customer.........................        7,546        7,642        7,108
Average Revenue per Kilowatthour:
 Residential...........................        9.30c       10.66c       11.52c
 Small commercial and industrial.......        7.54c        8.10c        8.33c
 Large commercial and industrial.......        5.74c        5.85c        6.10c

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

Summary of Selected Consolidated Financial Data

                                1999       1998    1997        1996    1995
                               -------    ------- -------     ------- -------
                                  (Millions Except per Share Data)
Operating revenues...........  $ 6,848    $ 7,103 $ 7,083     $ 6,937 $ 6,910
Net income (loss)............  $   570(1) $   510 $  (853)(2) $   666 $   640(3)
Basic earnings (loss) per
 common share................  $  2.62(1) $  2.35 $ (3.94)(2) $  3.09 $  2.98(3)
Diluted earnings (loss) per
 common share................  $  2.61(1) $  2.34 $ (3.94)(2) $  3.09 $  2.98(3)
Cash dividends declared per
 common share................  $  1.60    $  1.60 $  1.60     $  1.60 $  1.60
Total assets (at end of
 year).......................  $23,406    $25,690 $22,700     $23,388 $23,250
Long-term obligations at end
  of year excluding current
  portion:
 Long-term debt, preference
   stock and preferred
   securities subject to
   mandatory redemption
   requirements..............  $ 7,480    $ 8,212 $ 6,262     $ 6,487 $ 7,011
 Accrued spent nuclear fuel
  disposal fee and related
  interest...................  $   763    $   728 $   693     $   657 $   624
 Capital lease obligations...  $   162    $   334 $   438     $   477 $   376
 Other long-term obligations.  $ 3,182    $ 2,951 $ 3,183     $ 1,991 $ 1,826

--------
(1) Includes an extraordinary loss related to the early redemption of long-term debt of $28 million (after-tax) or $0.13 per common share (diluted). Also, includes $12 million (after-tax), or $0.05 per common share (diluted), for premiums paid in connection with the redemption of preference stock.
(2) Includes an extraordinary loss for the write-off of generation-related net regulatory assets of $810 million (after-tax), or $3.75 per common share (basic), the loss on the early retirement of Zion nuclear generating station of $523 million (after-tax), or $2.42 per common share (basic), and the positive impact of a one-time cumulative effect for a change in accounting principle for revenue recognition of $197 million (after-tax), or $0.91 per common share (basic).
(3) Includes an extraordinary loss related to the early redemption of long-term debt of $20 million (after-tax), or $0.09 per common share (basic).

Price Range* and Cash Dividends Paid per Share of Common Stock

                                 1999 (by quarters)                1998 (by quarters)
                          --------------------------------- ---------------------------------
                           Fourth   Third   Second   First   Fourth  Third   Second   First
                          -------- ------- -------- ------- -------- ------ -------- --------
Price range:
 High...................  39 9/16  42 3/16 42 13/16 39 1/4  41 3/16  38     36 15/16 35 13/16
 Low....................  30 15/16 35 5/8  35 1/2   33 9/16 36 13/16 33 3/8 32 9/16  30
Cash dividends paid.....  40c      40c     40c      40c     40c      40c    40c      40c

* As reported as NYSE Composite Transactions.
--------

  Unicom's common stock is traded on the New York, Chicago and Pacific stock exchanges, with the ticker symbol UCM. At December 31, 1999, there were approximately 111,167 holders of record of Unicom's common stock.

Quarterly Financial Data

                                                              Average
                                                             Number of  Diluted
                                                              Common    Earnings
                                                              Shares      Per
                              Operating  Operating   Net    Outstanding  Common
Three Months Ended             Revenues   Income    Income   (Diluted)   Share
------------------            ---------- --------- -------- ----------- --------
                                      (Thousands Except per Share Data)
March 31, 1999............... $1,537,804 $255,951  $ 69,643   217,780    $0.32
June 30, 1999................ $1,685,714 $227,270  $119,392   218,330    $0.55
September 30, 1999........... $2,084,454 $429,428  $279,752   218,265    $1.28
December 31, 1999............ $1,539,975 $273,791  $100,879   217,980    $0.46

March 31, 1998............... $1,664,897 $195,902  $ 53,715   217,386    $0.25
June 30, 1998................ $1,779,146 $220,616  $ 80,458   217,643    $0.37
September 30, 1998........... $2,095,699 $400,186  $264,822   217,761    $1.22
December 31, 1998............ $1,563,668 $225,713  $111,189   217,994    $0.51

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

  As a result of the 1997 Act and FERC rules, prices for the supply of electric energy are expected to change from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act provides for, among other things, gradual customer access to other electric suppliers or a power purchase option which allows the purchase of electric energy from ComEd at market based prices, and the collection of a CTC from customers who choose to purchase electric energy from a RES or elect the power purchase option during a transition period that extends through 2006. Effective October 1, 1999, the CTC was established in accordance with a formula defined in the 1997 Act. The CTC, which is applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions. See "Response to Regulatory Changes" and "Fossil Plant Sale" below for additional information.

  On October 1, 1999, more than 41,000 non-residential customers became eligible to choose a new electric supplier or elect the purchase power option. The remainder of the non-residential customers will become eligible to choose an electric supplier or the purchase power option between June 1 and December 31, 2000. As of December 31, 1999, over 4,700 non-residential customers, representing approximately ten percent of ComEd's 1998 retail kilowatthour sales, elected to receive their electric energy from a RES or chose the purchase power option. As a result of the collection of CTC's from such customers, ComEd does not expect these elections to have a material effect on its results of operations in the near term.

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

  The 1997 Act committed ComEd to spend at least $2 billion during the period 1999 through 2004 on transmission and distribution facilities outside of the City and to contribute $250 million to an environmental trust, as a result of closing of the fossil plant sale.

  The 1997 Act also provides for a 15% residential base rate reduction which became effective August 1, 1998 and an additional 5% residential base rate reduction in October 2001. ComEd's operating revenues were reduced by approximately $170 million in 1998 due to the 15% residential base rate reduction. The 15% rate reduction further reduced ComEd's operating revenues by approximately $226 million in 1999, compared to 1998 rate levels.

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity for ComEd is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. In accordance with the provisions of the 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Capital Resources" below, and Notes 3 and 7 of Notes to Financial Statements, for additional information regarding the redemptions and repurchases of debt and equity.

  The 1997 Act also requires utilities to establish or join an ISO that will independently manage and control utility transmission systems. Additionally, the 1997 Act includes the leveling of certain regulatory requirements to permit operational flexibility, the leveling of certain regulatory and tax provisions as applied to various electric suppliers and a new, more stringent, reliability requirement applicable to ComEd in the event of a major outage. See "Response to Regulatory Changes" below for additional information.

  See Notes 1, under "Regulatory Assets and Liabilities," and 3 of Notes to Financial Statements for the accounting effects related to the 1997 Act.

  Response to Regulatory Changes. Unicom has announced several business and operational objectives designed to focus efforts in responding to the energy market changes that are expected to develop from the 1997 Act. Among other things, these strategic objectives call for a focus on operations to: (1) provide a reliable supply of electricity as the competitive marketplace evolves, (2) become a top quartile operator of competitive nuclear plants, (3) deliver competitive earnings while restructuring the balance sheet to reflect the realities of the marketplace, (4) expand the offering of energy-related products and services, and (5) transform the corporate culture of Unicom.

  Under the 1997 Act, the role of electric utilities in the supply and delivery of energy is expected to change. Utilities, such as ComEd, traditionally have been responsible for providing both adequate supply and reliable delivery of electricity to customers within their service areas. In the future, ComEd will continue to be obligated to provide a reliable delivery system. However, ComEd will be obligated to supply electricity only to those customers that it continues to serve under tariffs for electricity, but not for those customers who choose to rely on the marketplace. Nonetheless, during the transition period to a competitive supply marketplace, ComEd must provide both an adequate supply and reliable delivery of electricity. Given the tight capacity situation in ComEd's market, ComEd will be working to maintain its available capacity, as well as working to assist in the development of a competitive supply marketplace in Illinois.

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

  ComEd also evaluated the recoverability of its generating plant investment in 1998 as a result of the 1997 Act. See Note 1 of Notes to Financial Statements, under "Regulatory Assets and Liabilities," for additional information. Notwithstanding these efforts, there continues to be an ongoing analysis of the ability of ComEd's various nuclear plants to generate and deliver electric energy safely at competitive prices in the competitive market for energy. Although short-term system reliability and capacity constraints are likely to support the continued operation of ComEd's nuclear units in the near term, expected longer term developments are likely to make decision-making a function of economic considerations. In the absence of short-term reliability and capacity constraints, if a generating plant cannot produce power safely at a cost below the competitive market price, it will be disposed of or closed. Plant impairment adjustments have reduced the carrying value of nuclear plants, and depreciation rates reflecting shortened estimated useful lives for certain stations will reduce the carrying value further during the next several years. However, closure of a plant could involve additional charges associated with the write-off of its then-current carrying value. In January 1998, Unicom and ComEd announced the decision to permanently cease nuclear generating operations at ComEd's Zion Station. The related retirement resulted in a charge in 1997 of $523 million (after-tax), or $2.42 per common share (diluted), reflecting both a write down of the plant's carrying value and a liability for future closing costs. A portion of Zion Station is used to provide voltage support in the transmission system that serves ComEd's northern region. See Note 5 of Notes to Financial Statements for additional information.

  ComEd joined with other Midwestern utilities to design the Midwest ISO in 1998. These utilities have agreed to place their transmission systems under the control of the Midwest ISO as soon as it achieves operational status in 2001. The Midwest ISO, a key element in accommodating the FERC-directed restructuring of the electric industry, is expected to promote enhanced reliability of the transmission system, equal access to the transmission system, and foster increased competition. The Midwest ISO will control the transmission system and will have authority to require modification in the operation of generators connected to that system during system emergencies. ComEd, like other utilities, will retain ownership of its transmission lines. The formation of the Midwest ISO was approved by the FERC in September 1998, subject to certain conditions. In December 1999, ComEd and other Midwestern utilities filed a request with the FERC for a Declaratory Order approving a different organizational template for the regional transmission grid. The request seeks approval for the creation of for-profit transmission companies, operating under the general oversight of the Midwest ISO, but fully separated from their previous vertically integrated utilities. The request was approved, in part, on February 24, 2000, subject to further development of its elements.

  In the absence of an ISO-related power exchange, ComEd has also agreed to cooperate with APX in the creation of the first electronic energy exchange in Illinois. Initial products may include hourly, daily and weekly electricity delivered to and from interconnection points on ComEd's transmission system, and a standard system of credit and trading interfaces. Unicom has made a $3 million venture capital investment in APX in order to help finance its expansion in Midwest. Neither ComEd nor Unicom will receive any voting rights. The power exchange will be independently owned and managed by APX and will allow wholesale and retail market participants to trade electricity anonymously through an internet-based computerized system. ComEd will be treated like any other market participant and will be an active participant in the power exchange which opened in Illinois in the fourth quarter of 1999.

  Merger Agreement. In September 1999, the Boards of Directors of Unicom and PECO approved a merger of equals that will create a new holding company, Exelon. The merger is conditioned, among other things, upon the approvals of the shareholders of both companies and by various regulatory bodies. The merger is currently expected to be completed in the latter half of 2000.

  Under the merger agreement, as amended and restated in January 2000, PECO and ComEd will become the principal utility subsidiaries of Exelon. This result will be achieved by a mandatory exchange of the outstanding common stock of PECO for common stock of Exelon, and a merger of Unicom with and into Exelon wherein holders of Unicom common stock will receive 0.875 shares of Exelon common stock plus $3.00 in cash for each of their shares of Unicom common stock. The merger transaction will be accounted for as a purchase of Unicom by PECO.

  Prior to the consummation of the merger, Unicom expects to repurchase approximately $1.0 billion of its outstanding common shares. These share repurchases are in addition to 26.3 million shares of Unicom common stock that Unicom repurchased in January 2000 upon settlement of certain forward purchase contracts. The $1.0 billion additional share repurchases will be funded from available funds, including funds resulting from the fossil plant sale.

  The Amended and Restated Agreement and Plan of Exchange and Merger, dated as of January 7, 2000, was filed on January 13, 2000 by Unicom with the SEC as an exhibit to a Form 8-K, and reference to that filing is made for more detailed information.

  Fossil Plant Sale. In December 1999, ComEd completed the sale of its fossil generating assets to EME for a cash purchase price of $4.8 billion. The fossil plant assets represent an aggregate generating capacity of approximately 9,772 megawatts.

  Just prior to the consummation of the fossil plant sale, ComEd transferred these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment paid ComEd consideration totalling approximately $4.8 billion in the form of a demand note in the amount of approximately $2.4 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment immediately sold the fossil plant assets to EME, in consideration of which Unicom Investment received approximately $4.8 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment paid the $2.4 billion aggregate principal due to ComEd under the demand note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities, including the share repurchases. Of the cash received by ComEd, $1.8 billion is expected to be used to pay the costs and taxes associated with the fossil plant sale including ComEd's contribution of $250 million of the proceeds to an environmental trust as required by the 1997 Act. The remainder of the demand note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

  The sale produced an after-tax gain of approximately $1.6 billion, after recognizing commitments associated with certain coal contracts ($350 million), recognizing employee-related costs ($112 million) and contributing to the environmental trust. The coal contract costs include the amortization of the remaining balance of ComEd's regulatory asset for unrecovered coal reserves of $178 million and the recognition of $172 million of settlement payments related to the above-market portion of coal purchase commitments ComEd assigned to EME at market value upon completion of the fossil plant sale. The severance costs included pension and post-retirement welfare benefit curtailment and special termination benefit costs of $51 million and transition, separation and retention payments of $61 million. A total of 1,730 fossil station employee positions were eliminated upon completion of the fossil plant sale on December 15, 1999. As of December 31, 1999, 1,590 of the employees whose positions were eliminated had been terminated and 140 affected employees were in a transition program which generally extends 60 days from the date of the fossil plant sale. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statement of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million.

  As part of the sale transaction, ComEd entered into transitional, limited term power purchase agreements with the buyer. Such purchase power agreements will increase ComEd's purchased power costs.

Liquidity and Capital Resources

                              UTILITY OPERATIONS

  Construction Program. ComEd has a construction program for the year 2000, which consists principally of improvements to its existing nuclear production, transmission and distribution facilities. The program, as currently approved by ComEd, includes the following estimated expenditures (excluding nuclear fuel expenditures of approximately $260 million).

                                                                   2000
                                                                   ----
                                                                 (Millions
                                                                of Dollars)
   Nuclear...................................................      $215
   Transmission and Distribution.............................       536
   General...................................................       146
                                                                   ----
                                                                   $897
                                                                   ====

  In response to several outages in the summer of 1999, ComEd conducted an extensive evaluation of the reliability of its transmission and distribution systems. The construction program above reflects a preliminary evaluation of improvements necessary to improve reliability of ComEd's transmission and distribution systems. ComEd is currently evaluating its construction program for the years 2000, 2001 and 2002. The final results of this planning process cannot be determined at this time.

  ComEd's forecasts of peak load for its traditional service territory indicate a need for additional resources to meet demand, through generating capacity, equivalent purchased power and/or the development of additional demand-side management resources, in 2000 and each year thereafter for the foreseeable future. ComEd believes that adequate resources, including cost-effective demand-side management resources, nonutility generation resources, power purchases and generation resources from ARES, can be obtained in sufficient quantities to meet such forecasted needs. See "Unregulated Operations," subcaption "Construction Program" below, for additional information.

  Purchase commitments for ComEd, principally related to construction, nuclear fuel and coal in support of certain power purchase agreements approximated $670 million at December 31, 1999. In addition, ComEd's estimated commitments for expected capacity payments and fixed charges related to power purchase agreements were as follows:

                                               Commitments(1)
           Period                               ($Millions)
           ------                              --------------
           2000...............................     $  783
           2001...............................        698
           2002...............................        427
           2003-2004..........................        540
           2005-2012..........................      1,039
                                                   ------
                                                   $3,487
                                                   ======

     --------
     (1) Capacity payments may be adjusted based on certain conditions. No estimate of future cost escalation has been made.

  See "Changes in the Electric Utility Industry," subcaptions "The 1997 Act" and "Fossil Plant Sale" above, for additional information.

  Capital Resources. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, were, as required, used to redeem $1,101 million of long-term debt and $607 million of preference stock in 1999 and reduce ComEd's outstanding short-term debt by $500 million. In 1999, ComEd recorded an extraordinary loss related to the early redemptions of such long-term debt, which reduced net income on common stock by approximately $28 million (after-tax), or $0.13 per common share (diluted). ComEd also recorded $12 million (after-tax), or $0.05 per common share (diluted), for premiums paid in connection with the redemption of preference stock. As more fully described below, Unicom has repurchased approximately
26.3 million shares of Unicom common stock using $924 million of proceeds it received from ComEd's repurchase of its common stock held by Unicom. The remaining proceeds from the issuance of the transitional trust notes will be used for the payment of fees and additional common stock repurchases.

  In the fourth quarter of 1998, Unicom entered into a forward purchase arrangement for the repurchase of $200 million of its common stock. This contract, which was accounted for as an equity instrument as of December 31, 1998, was settled on a net cash basis in February 1999.

  During 1999, Unicom also entered into forward purchase arrangements with financial institutions for the repurchase of approximately 26.3 million shares of Unicom common stock. The repurchase arrangements were settled in January 2000 on a physical basis. Effective January 2000, the share repurchases will reduce outstanding shares and reduce common stock equity. Prior to settlement, the repurchase arrangements were recorded as a receivable on the Consolidated Balance Sheets based on the aggregate market value of the shares deliverable under the arrangements. In 1999, net unrealized losses of $44 million (after-tax), or $0.20 per common share were recorded related to the arrangements. The settlement of the arrangements in January 2000 resulted in a gain of $113 million (after-tax). See Note 25 of Notes to Financial Statements for additional information.

  See Notes 3 and 7 of Notes to Financial Statements for additional information regarding the redemptions and repurchases of debt and equity.

  ComEd forecasts that internal sources will provide approximately three-fourths of the funds required for ComEd's 2000 construction program and other capital requirements, including nuclear fuel expenditures, contributions to nuclear decommissioning funds, sinking fund obligations and scheduled debt maturities. See Notes 10 and 12 of Notes to Financial Statements for the summaries of the annual sinking fund requirements and scheduled maturities for ComEd preference stock and long-term debt, respectively.

  See "Changes in the Electric Utility Industry," subcaption "Fossil Plant Sale" above, for a description of ComEd's planned uses of the fossil plant sale proceeds.

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. ComEd had total unused bank lines of credit of $800 million at December 31, 1999, which may be borrowed at various interest rates. Of that amount, $500 million expires on December 15, 2000 and $300 million expires on December 17, 2002. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. See Note 13 of Notes to Financial Statements for additional information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the years 1999, 1998 and 1997. Cash flows from operating activities were adversely affected in 1998 and positively affected in 1999 as a result of delayed billings related to the transition to a new customer information and billing system beginning in July 1998. See Note 1 of Notes to Financial Statements, under "Customer Receivables and Revenues", for additional information.

  As of January 31, 2000, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $280 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                Standard Duff &
                                                        Moody's & Poor's Phelps
                                                        ------- -------- ------
First mortgage and secured pollution control bonds.....  Baa1     BBB+    A-
Publicly-held debentures and unsecured pollution con-
 trol obligations......................................  Baa2     BBB     BBB+
Convertible preferred stock............................  baa3     BBB-    BBB
Preference stock.......................................  Baa2     BBB-    BBB
Trust Securities.......................................  baa3     BBB-    BBB
Commercial paper.......................................  P-2      A-2     D-1

  ComEd Funding Trust's securities are currently rated by three principal securities rating agencies as follows:

                                                                 Standard Duff &
                                                         Moody's & Poor's Phelps
                                                         ------- -------- ------
      Transitional trust notes..........................   Aaa     AAA     AAA

  All three agencies raised their ratings for ComEd in 1999: Duff & Phelps in December, Moody's in September; and S&P in June.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has decreased to 55.2% at December 31, 1999 from 58.0% at December 31, 1998. As of December 31, 1999 and 1998, $716 million and $494 million, respectively, of retained earnings had been appropriated for Unicom's future dividend payments.

  Year 2000 Conversion. Unicom completed a successful transition to the Year 2000 as systems performed without interruption during the rollover from December 31, 1999 to January 1, 2000. All Unicom Year 2000 Command Centers were activated during the critical rollover period.

  In addition to 12/31/99, other key Year 2000 dates that Unicom has completed without Year 2000 problems are 1/1/99, 4/9/99 (99th day of 1999), 8/21/99
(Global Positioning System rollover), 9/9/99 and the rollover from 2/28/00 to 2/29/00.

  Unicom depends upon third parties, including customers, suppliers, government agencies and financial institutions, to reliably deliver its products and services. Unicom completed an analysis of the Year 2000 readiness programs of its critical vendors and obtained Year 2000 warranties in certain new contracts and licenses. Unicom also has introduced protocols for assuring that software and embedded systems remain Year 2000 ready on a continuing basis. Even though mission critical products and services of the Unicom supply chain are Year 2000 ready, contingency plans were developed to prevent or mitigate interruptions caused by Unicom suppliers.

  As of December 31, 1999, approximately $37.4 million has been expended for external labor, hardware and software costs, and for the costs of Unicom employees who are dedicated full-time to the Year 2000 project. All of such costs were expensed as incurred. The foregoing amounts do not include the cost of new software applications installed as a result of strategic replacement projects. Such replacement projects were not accelerated because of Year 2000 issues. Unicom expects to incur minimal expenditures for final project wrap-up activities.

  Unicom's Year 2000 project focused on those facets of its business that are required to deliver reliable electric service. The project encompassed the computer systems that support core business functions, such as customer information and billing, finance, procurement, supply and personnel, as well as the components of metering, transmission, distribution and generation support. The project also focused on embedded systems, instrumentation and control systems in facilities and plants. In accordance with business plans, Unicom has replaced certain of its financial, human resources and payroll and customer service and billing software with new software that is Year 2000 ready and that addresses Unicom's strategic needs as it enters a less regulated environment.

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

  Interest Rate Exposure. The table below provides the fair value and average interest or fixed dividend rates of Unicom's outstanding debt and preferred stock equity instruments as of December 31, 1999.

                                Expected Maturity Date                    Fair Value
Unicom and Subsidiary     ----------------------------------------          as of
Companies (millions)      2000  2001  2002  2003  2004  Thereafter Total   12/31/99
---------------------     ----  ----  ----  ----  ----  ---------- ------ ----------
Long-Term Debt-
 Fixed Rate.............  $387  $ 11  $311  $111  $241    $3,694   $4,755   $4,695
 Average Interest Rate..  6.74% 6.75% 7.93% 6.62% 7.53%     7.68%
 Variable Rate..........                                  $   92   $   92   $   92
 Average Interest Rate..                                    5.49%
 Transitional Trust
  Notes.................  $350  $340  $340  $340  $340    $1,360   $3,070   $2,894
 Average Interest Rate..  5.31% 3.32% 5.38% 5.42% 5.44%     5.66%
Preferred and Preference
 Stock-
 Subject to Mandatory
  Redemption............  $ 69                                     $   69   $   70
 Average Dividend Rate..  6.93%
 Not Subject to Manda-
  tory Redemption.......                                  $    2   $    2   $    1
 Average Dividend Rate..                                    4.48%
Trust Securities........                                  $  350   $  350   $  339
 Average Dividend Rate..                                    8.49%

  Market Price Exposure. ComEd's energy purchases from other suppliers have increased as a result of reductions in owned generating capability and system load growth. The market price of energy is subject to price volatility associated with changes in supply and demand in the electric supply markets. In the normal course of business, ComEd utilizes contracts for the forward sale and purchase of energy to assure system reliability and manage effectively the utilization of its available generating capability. ComEd also utilizes put and call option contracts and energy swap arrangements to limit the market price risk associated with the forward commodity contracts. The estimated December 31, 1999 fair value of the forward contracts, including options, for the purchase and sale of energy for the years 2000 through 2007, was approximately $(70) million. The estimated fair value is based on the estimated net settlement value of the contracts derived from forward price curves and market quotes, discounted at a 10% rate. A 10% increase in the forward price of electricity would decrease the December 31, 1999 fair value of the forward energy contracts for the years 2000- 2007 by approximately $120 million, of which approximately $65 million is for contracts for the period 2000-2002. Likewise, a 10% decrease would increase the fair value of the energy contracts by $120 million. Notwithstanding these price risk management activities, an unexpected loss of generating capability or reduction in demand could increase ComEd's exposure to market price risks and could have a material adverse effect on operating results.

  UEI has entered into gas sales contracts which are hedged with gas supply contracts at lower prices. UEI's margin per therm of gas delivered is not significantly affected by the market price of gas. UEI has also entered into electricity contracts for which the mark-to-market at December 31, 1999 is not material.

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

  Unicom Energy Inc. and Unicom Gas Services, LLC, also subsidiaries of Unicom Enterprises, are currently engaged in providing retail gas services to commercial and industrial customers in the Midwest region. Unicom Energy Inc. also provides retail electric services as an unregulated retail energy supplier.

  Unicom Mechanical Services Inc., a subsidiary of Unicom Enterprises, engages in the design, installation and servicing of heating, ventilation and air conditioning facilities for commercial and industrial customers in the City and surrounding area through subsidiaries conducting business as Midwest Mechanical and V.A. Smith Company.

  Construction Program. Unicom has approved capital expenditures for 2000 of approximately $85 million for UT Holdings, primarily related to an expansion of its Chicago district cooling facilities and the related distribution piping and plants in other cities. As of December 31, 1999, UT Holdings' purchase commitments, principally related to construction, were approximately $27 million.

  Unicom has approved capital expenditures for 2000 of approximately $15 million for Unicom Energy Services. As of December 31, 1999, Unicom Energy Services had purchase commitments of approximately $24 million.

  Unicom has approved capital expenditures for 2000 of approximately $221 million for Unicom Power Holdings. As of December 31, 1999, Unicom Power Holdings had purchase commitments of approximately $78 million.

  Unicom Power Holdings intends to purchase approximately 440 MW of combustion turbine generators and auxiliary equipment. Such generators will either be sold or placed into cogeneration or other peaking applications. Unicom Power Holdings is evaluating the costs and economics of such alternatives. Unicom Power Holdings anticipates that the equipment purchases will cost approximately $165 million, of which approximately $90 million has been incurred as of December 31, 1999. Unicom Power Holdings may incur significant additional costs to site and install such power generation equipment.

  Capital Resources. Unicom expects to obtain funds to invest in its unregulated subsidiaries principally from the fossil plant sale proceeds received by Unicom Investment, although it may also obtain funds from dividends received on its ComEd common stock and from borrowings. The availability of ComEd's dividends to Unicom is dependent on ComEd's financial performance and cash position, as well as legal restrictions on the payment of dividends by public utilities. Other forms of financing by ComEd to Unicom or the unregulated subsidiaries of Unicom, such as additional loans or additional equity investments, which are not expected, would be subject to prior approval by the ICC.

  The fossil plant sale proceeds received by Unicom Investment, after the payment of the demand note to ComEd, will be used to fund share repurchases and to invest in new business opportunities. See "Changes in the Electric Utility Industry" subcaption "Fossil Plant Sale" above, for additional information.

  Unicom Enterprises has an unused $400 million credit facility which will expire December 15, 2000. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 13 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

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

Regulation

  ComEd and Indiana Company are subject to federal and state regulation in the conduct of their respective businesses. Such regulation includes rates, securities issuance, nuclear operations, environmental and other matters. Particularly in the cases of nuclear operations and environmental matters, such regulation can and does affect operational and capital expenditures.

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

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.7 billion in current-year (2000) dollars, including a contingency allowance. This estimate includes $617 million of non-radiological costs, which are included in ComEd's proposed rider for recovery, as discussed below. ComEd's decommissioning cost expenditures at the end of the units' operating lives are estimated to total approximately $13.8 billion. These expenditures are expected to occur primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The current estimated decommissioning costs include a contingency allowance, but, except at Dresden Unit 1, exclude amounts for alternative spent fuel storage installations, which may be necessary to store spent fuel during the period beginning at the end of the NRC license lives of the plants to the date when the DOE accepts the spent fuel for permanent storage. Contingency allowances used in decommissioning cost estimates provide for currently unspecifiable costs that are likely to occur after decommissioning begins and generally range from 20% to 25% of the currently specifiable costs. Under its most recent annual rider, filed with the ICC on February 26, 1999, ComEd has proposed to increase its estimated annual decommissioning cost accrual from $84 million to $130 million. The proposed increase primarily reflects an increase in low-level waste disposal cost escalation, the inclusion of $219 million in current-year
(2000) dollars for safety-related costs of maintaining Zion Station in a mothballed condition until dismantlement begins, and the inclusion of non-radiological costs in the decommissioning cost estimates for recovery under the rider. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning," for additional information regarding decommissioning costs.

  Environmental Matters. ComEd is involved in administrative and legal proceedings concerning air quality, water quality and other matters. The outcome of these proceedings may require increases in future construction expenditures and operating expenses and changes in operating procedures. See Note 22 of Notes to Financial Statements for additional information.

Results of Operations

  Unicom's basic and diluted earnings/(loss) per common share for 1999, 1998 and 1997 were as follows:

                                                             1999  1998   1997
                                                             ----- ----- ------
Basic Earnings/(Loss) per Common Share...................... $2.62 $2.35 $(3.94)
                                                             ===== ===== ======
Diluted Earnings/(Loss) per Common Share.................... $2.61 $2.34 $(3.94)
                                                             ===== ===== ======

  Substantially all of the results of operations for Unicom are the results of operations for ComEd. As such, the following section generally discusses, in more detail, the effect of ComEd's operations on Unicom's financial results. All EPS computations shown below reflect the impact on Unicom's diluted EPS.

  Net Income for the Year 1999. The increase in Unicom's net income in 1999 reflects, among other factors, ComEd's increased energy sales, the fossil plant sale, improved nuclear performance which resulted in lower fuel and purchased power costs and lower taxes except income taxes.

  Kilowatthour sales increased 8% for the year 1999, compared to 1998, driven largely by a 59% increase in kilowatthour sales for resale. See "Operating Revenues" below for additional information.

  Fuel and purchased power costs decreased 14% in 1999, compared to 1998, resulting from improved nuclear performance. See "Fuel Costs" and "Purchased Power" below for additional information.

  O&M expenses increased 6% for the year 1999, compared to the year 1998, as discussed in "Operation and Maintenance Expenses" below.

  Earnings for the year were positively impacted by the fossil plant sale. Consistent with the provisions of the 1997 Act, the after-tax gain on the fossil plant sale of $1.56 billion ($7.12 per common share) resulted in a regulatory liability. Increased regulatory asset amortization amounted to $2.46 billion, before tax, ($6.76 per common share, after-tax) as discussed in
Note 5 of Notes to Financial Statements. The earnings increase was also partially offset by a net unrealized loss of $44 million (after-tax), or $0.20 per common share, related to forward share repurchase arrangements, a charge of $41 million (after-tax), or $0.19 per common share, for an increase in the estimated liability for the remediation of former MGP sites, extraordinary losses related to the early redemptions of long-term debt, which reduced net income on common stock by $28 million (after-tax), or $0.13 per common share, and premiums of $12 million (after-tax), or $0.05 per common share, paid in connection with the redemption of preference stock. ComEd's net income for the year 1999 represents the maximum return on average common equity allowable for the year before triggering the earnings sharings provision of the 1997 Act.

  Taxes other than income taxes decreased by $17 million or $0.05 per common share after excluding the effects of the change in presentation for certain state and municipal taxes ($174 million) as discussed in "Operating Revenues" below. The $17 million decrease is principally due to lower municipal compensation taxes.

  Net Income for the Year 1998. The increase in earnings for 1998 was primarily due to increased kilowatthour sales, which increased both operating revenues and energy costs, reduced

O&M expenses, lower depreciation and amortization expenses, lower than expected Zion Station closing costs, gains on the sales of certain assets and a lower effective income tax rate. In December 1997, ComEd discontinued regulatory accounting practices for the generation portion of its business and recorded other non-recurring accounting charges as a result of the 1997 Act, which primarily contributed to the loss for 1997. The 1997 operating results also include the write-off for the closure of the Zion nuclear generating station, partially offset by a cumulative one-time positive impact of $197 million (after-tax), or $0.91 per common share, for a change in accounting method for revenue recognition to record ComEd's revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997.

  Fuel and purchased power costs increased 10% in 1998, compared to the year 1997, reflecting increased demand for electricity, as well as the effects of higher purchased power prices. See "Purchased Power" below for additional information.

  O&M expenses decreased 6% for the year 1998, compared to the year 1997, as discussed in "Operation and Maintenance Expenses" below.

  The year 1998 includes a 6% decrease in depreciation and amortization expenses, as discussed in "Depreciation and Amortization" below, and a $15 million (after-tax), or $0.07 per common share, reduction in the estimated liability for closing costs related to the Zion nuclear generating station, both of which increased operating results.

  Also, 1998 operating results reflect realized gains on the sales of certain assets of $31 million (after-tax), or $0.14 per common share. The sold assets consisted principally of surplus inventory of emission allowances.

  Net Loss for the Year 1997. ComEd's kilowatthour sales, including sales to wholesale customers, increased 5% during 1997, compared to 1996, as discussed below. In 1997, O&M expenses increased 13%, as discussed below.

  Also, 1997 operating results were reduced by $336 million for increased fuel and purchased power costs, as discussed below. In addition, a 4% increase in depreciation expense, primarily due to an increase in certain nuclear plant depreciation, resulted in a charge of $23 million (after-tax), or $0.11 per common share.

  ComEd discontinued regulatory accounting practices for the generation portion of its business in the fourth quarter of 1997 due to the expected transition of electric generation services to market-based pricing as a result of the 1997 Act. Accordingly, ComEd's generation-related net regulatory assets, which represent assets and liabilities properly recorded under regulatory accounting practices but which would not be recorded under GAAP for non-regulated entities, were written off, resulting in an extraordinary charge in 1997 of $810 million (after-tax), or $3.75 per common share.

  In addition, pursuant to an option contained in the 1997 Act, ComEd filed a tariff in December 1997 to eliminate its FAC. Under ComEd's regulated rates, the FAC provided for the recovery of changes in fossil and nuclear fuel costs and the energy portion of purchased power costs, compared to the fuel and purchased energy costs included in ComEd's base rates. The 1997 Act provided that upon the elimination of the FAC, ComEd would be required to refund to customers the net FAC charges billed during the calendar year 1997. Net FAC charges billed by ComEd during the year 1997 were $25 million (after tax) or $0.12 per common share (diluted). These costs, as well as deferred, underrecovered energy costs of $19 million (after-tax), or $0.08 per common share (diluted), which ComEd would have been entitled to recover if the FAC had remained in effect, were recorded as a charge to operating results in the fourth quarter of 1997. Elimination of the FAC could increase volatility in future earnings due to changes in fuel and purchased power costs.

  Additionally, the elimination of the FAC and the transition to market-based pricing for generation-related costs required ComEd to write-off its investment in uranium-related properties. An impairment study indicated the expected incremental costs of mining and milling uranium at those properties would exceed the expected market price for uranium. These costs, which were previously recoverable through the FAC, are not expected to be recoverable in a competitive market. A write-off of uranium-related properties to reflect market value resulted in a charge of $60 million (after-tax), or $0.28 per common share (diluted), in December 1997.

  Partially offsetting the charges to operations for 1997 was a change in the accounting method for revenue recognition to record ComEd's revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997. This change in accounting method had a one-time cumulative positive impact for years prior to 1997 of $197 million (after-tax), or $0.91 per common share.

  The year 1997 also included a charge of $523 million (after-tax), or $2.42 per common share, reflecting the write-off of the unrecoverable portion of the cost of ComEd's Zion Station plant and inventories, and a liability for future closing costs, resulting from the decision in January 1998 to permanently cease nuclear generation operations at Zion Station.

  Operating Revenues. ComEd's electric operating revenues reflect revenues from sales to ultimate consumers (including residential, commercial and industrial customers within its service territory) and revenues from sales for resale (i.e., sales to wholesale customers, principally other electric utilities). Operating revenues are affected by kilowatthour sales and rate levels. Kilowatthour sales, in turn, are affected by weather, the level of economic activity within ComEd's service area, and off-system or wholesale sales to other utilities. Off-system sales are affected by a number of factors, including nuclear generating station availability and performance. Revenues have also been reduced by a change in presentation for certain utility taxes. The 1997 Act changed the nature of several state and municipal taxes that are collected through customer billings. Before August 1998, the utility taxes were assessed against the utility. Effective August 1998, the utility taxes are assessed on the electric consumer rather than the utility. Accordingly, ComEd records the collections as liabilities and no longer records the taxes collected through billing as revenues and tax expense. The change in presentation for utility taxes did not have an effect on results of operations. See Note 1 of Notes to Financial Statements, under "Use of Estimates" and "Customer Receivables and Revenues", for additional information.

  ComEd's operating revenues decreased $322 million in 1999, compared to 1998, due in part to the approximately $226 million impact of the 15% residential base rate reduction that took effect August 1, 1998. Operating revenues for 1999 also were reduced by approximately $174 million, compared to 1998, due to the change in presentation for certain state and municipal taxes. Kilowatthour sales increased 8%, primarily due to sales for resale. In 1998, operating revenues increased $15 million, compared to the year 1997, primarily due to warmer summer weather experienced in 1998 and continued economic growth in ComEd's service territory, partially offset by a 15% residential rate reduction ($170 million) and reserves for various federal and state litigation matters ($35 million). Operating revenues for 1998 were reduced by approximately $110 million, as compared to 1997, due to the change in presentation for certain state and municipal taxes. During 1997, electric operating revenues increased $139 million, primarily due to a 29% increase in kilowatthour sales to wholesale customers. Kilowatthour sales to ultimate consumers during 1997 increased 1%, compared to 1996, reflecting continued economic growth in ComEd's service territory. Operating revenues in 1997 were reduced by the provision for revenue refunds of $45 million, including revenue taxes, related to the elimination of the FAC.

  Unicom's unregulated businesses' operating revenues increased $87 million in 1999, compared to 1998. The increase is primarily due to increased revenues related to performance contracting and district cooling services and the acquisition of new businesses in 1999.

  Fuel Costs. Changes in fuel expense for the years 1999, 1998 and 1997 primarily resulted from changes in the average cost of fuel consumed, changes in the mix of fuel sources of electric energy generated and changes in net generation of electric energy. Fuel mix is determined primarily by system load, the costs of fuel consumed and the availability of nuclear generating units. The cost of fuel consumed, net generation of electric energy and fuel sources of kilowatthour generation were as follows:

                                            1999                    1998                     1997
                                   ----------------------- ------------------------ ------------------------
                                   Fuel Costs Cost per KWh Fuel Costs  Cost per KWh Fuel Costs  Cost per KWh
                                   ---------- ------------ ----------  ------------ ----------  ------------
                                    (000's)                 (000's)                  (000's)
Cost of fuel consumed:
  Nuclear........................   $380,489      0.52c    $  286,619      0.53c    $  263,163      0.54c
  Coal...........................    525,896      2.26        626,442      2.51        810,144      2.44
  Oil............................      7,854      5.43         20,822      6.26         17,829      5.50
  Natural gas....................     83,023      3.22        123,644      3.04        113,082      3.50
                                    --------      ----     ----------      ----     ----------      ----
  Total/Average all fuels........   $997,262      1.00c    $1,057,527      1.27c    $1,204,218      1.40c
                                    ========      ====     ==========      ====     ==========      ====
Net generation of electric energy
 (millions of kilowatthours).....     99,684                   83,302                   85,861
Fuel sources of kilowatthour gen-
 eration:
  Nuclear........................         74%                      65%                      57%
  Coal...........................         23                       30                       39
  Oil............................        --                       --                       --
  Natural gas....................          3                        5                        4
                                    --------               ----------               ----------
                                         100%                     100%                     100%
                                    ========               ==========               ==========

  The increases in net generation of electric energy and nuclear generation for 1999, compared to the prior years, are primarily due to significant improvement in the performance of ComEd's nuclear fleet. The overall nuclear capacity factor was 89% for 1999, compared to 66% for 1998 and 49% for 1997. The decreases in the net generation of electric energy for 1998, compared to 1997, are primarily due to the sales of State Line and Kincaid Station in December 1997 and February 1998, respectively, and lower nuclear plant availability in 1997. The decrease in net generation of electric energy from 1997 to 1998 due to the sale of State Line Station was 2,378,413 megawatthours and the decrease from 1997 to 1998 due to the sale of Kincaid Station was 2,357,488 megawatthours. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations.

  Purchased Power. Amounts of purchased power are primarily affected by system load, the availability of ComEd's generating units and the availability and cost of power from other utilities. Purchased power decreased $196 million and increased $348 million in 1999 and 1998, compared to 1998 and 1997, respectively. The decrease in 1999 was due to the improved nuclear and fossil operating performance, which reduced the need to purchase power from other parties. The increase in purchased power costs in 1998 reflects the effects of an extraordinary combination of heat, storms and equipment problems experienced throughout the Midwest in late June 1998 which resulted in unprecedented purchased power price levels. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations. For additional information concerning ComEd's purchase power commitments see "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Construction Program," above and Note 22 of Notes to Financial Statements.

  The number and average cost of kilowatthours purchased were as follows:

                                                          1999    1998    1997
                                                         ------  ------  ------
   Kilowatthours (millions)............................. 11,561  20,704  16,672
   Cost per kilowatthour................................   4.77c   3.84c   2.40c

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

  Operation and Maintenance Expenses. O&M expenses include the expenses associated with operating and maintaining ComEd's generation, transmission and distribution assets, as well as administrative overhead and support, and the expenses associated with Unicom's unregulated businesses. Given the variety of expense categories covered, there are a number of factors which affect the level of such expenses within any given period. Two major components of such expenses, however, are the costs associated with operating and maintaining ComEd's generating facilities. Generating station expenses are affected by the cost of materials, regulatory requirements and expectations, the age of facilities and cost control efforts.

  During the three years presented in the financial statements, the aggregate level of O&M expenses increased 6% in 1999 compared to 1998, decreased 6% in 1998 compared to 1997, and increased 13% in 1997 compared to 1996.

  O&M expenses associated with nuclear generating stations decreased $75 million and $172 million and increased $122 million for years 1999, 1998 and 1997, respectively. The decrease in 1999 was due to shorter refueling outages and fewer forced outages. The decrease in 1998 was principally due to the permanent cessation of nuclear generation operations at Zion Station. The increase in 1997 was a result of increased levels of activities associated with the repair, replacement and improvement of nuclear generating facility equipment. See "Changes in the Electric Utility Industry," subcaption "Response to Regulatory Changes" above, regarding the permanent cessation of nuclear operations at Zion Station.

  O&M expenses associated with fossil generating stations decreased $42 million and $5 million and increased $31 million for the years 1999, 1998 and 1997, respectively. The decrease in 1999 was primarily due to reductions in plant refurbishment and maintenance costs. The decrease related to fossil generating stations in 1998 was primarily due to the sales of State Line and Kincaid Stations in December 1997 and February 1998, respectively ($25 million), partially offset by plant refurbishment costs ($19 million).

  O&M expenses associated with ComEd's transmission and distribution system increased $77 million, $32 million and $15 million for the years 1999, 1998 and 1997, respectively. The increase in 1999 was primarily due to an increase in tree trimming expenses and the costs associated with ComEd's extensive evaluation of the reliability of its transmission and distribution system following outages which occurred during the summer of 1999. The increase also reflects restoration and other outage-related costs associated with the summer heat wave. The 1998 and 1997 increases were primarily due to increased emergency restoration of electric service, higher maintenance expenses and tree trimming costs. O&M expenses associated with customer-related activities increased $40 million, $19 million and $11 million for the years 1999, 1998 and 1997, respectively. The increase in 1999 was primarily due to the ongoing implementation of a new customer information and billing system.

  O&M expenses for the year 1999 reflect an increase of $68 million in ComEd's estimated environmental liability for the remediation of former manufactured gas plant sites.

  O&M expenses also include employee benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave the company voluntarily. Such incentives included both current payments and earlier eligibility for postretirement health care benefits, in addition to certain other employee-related costs, resulting in charges of $10 million, $48 million and $39 million for the years 1999, 1998 and 1997, respectively.

  Other ComEd employee benefits expenses, excluding the effects of employee separation plans and certain other employee-related costs increased
$16 million and $41 million and decreased $11 million for the years 1999, 1998 and 1997, respectively. The increase for the year 1999 was primarily due to higher accruals for incentive compensation. The increase in 1998 was primarily due to accruals for estimated incentive compensation recorded in 1998. The decrease in 1997 was primarily due to a reduction in medical costs for active employees.

  O&M expenses included a $25 million charge for the year 1999 as a result of a franchise related settlement agreement between ComEd and the City.

  O&M expenses associated with certain administrative and general costs decreased $7 million and $22 million and increased $35 million for the years 1999, 1998 and 1997, respectively. The 1999 decrease was due to a variety of reasons, including reductions in nuclear insurance ($38 million), partially offset by increased charges for uncollectible accounts resulting from billing and collection delays experienced following the implementation of a new customer information system ($25 million). The decrease in 1998 reflects a reduction of $34 million in certain nuclear maintenance costs due to technological improvements, compared to 1997. The effects of inflation have also increased O&M expenses during the years and are also reflected in the increases and decreases discussed herein.

  O&M expenses associated with Unicom's unregulated businesses increased $82 million in 1999, compared to 1998. The increase is primarily related to their increased level of operation and the acquisition of new businesses in 1999.

  Depreciation, Amortization and Decommissioning. Depreciation, amortization and decommissioning expense decreased $100 million and $62 million and increased $36 million for the years 1999, 1998 and 1997, respectively. The decrease in the year 1999 was primarily due to the fossil plant sale. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statements of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million. Depreciation expense decreased $95 million and increased $36 million for the years 1998 and 1997, respectively. The decrease in 1998 reflects the retirement of Zion Station ($31 million), the reduction in depreciable plant due to the plant impairment recorded by ComEd in the second quarter of 1998 ($65 million), the sales of State Line and Kincaid ($4 million), lower depreciation of steam generators at Byron Unit 1 and Braidwood Unit 1 in 1998 compared to 1997 ($25 million), partially offset by plant additions ($16 million) and shortened depreciable lives for certain nuclear stations ($14 million). The $36 million increase in depreciation expense in 1997 is principally due to the early retirement of the steam generators at Byron Unit 1 and Braidwood Unit 1. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning," for additional information.

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

  Interest on Debt. Changes in interest on long-term debt and notes payable for the years 1999, 1998 and 1997 were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. See Notes 3 and 7 of Notes to Financial Statements for information regarding the redemptions and repurchases of debt and equity. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                                          1999    1998    1997
                                                         ------  ------  ------
Long-term debt outstanding:
 Average amount (millions).............................  $8,119  $6,099  $6,256
 Average interest rate.................................    6.76%   7.06%   7.65%
Notes payable outstanding:
 Average amount (millions).............................  $  320  $  344  $  153
 Average interest rate.................................    5.82%   5.68%   5.95%

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements, under "AFUDC and Interest Capitalized." ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business, and as a result, began capitalizing interest in 1998. ComEd capitalized $22 million and $28 million for the years 1999 and 1998, respectively, of interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the years 1999, 1998 and 1997 were 2.45, 2.59 and 0.58, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the years 1999, 1998 and 1997 were 2.32, 2.24 and 0.49, respectively.

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

  Foward-Looking Information. Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption

"Changes in the Electric Utility Industry--The 1997 Act," and in Notes 1 and 3 of Notes to Financial Statements, (2) statements regarding estimated capital expenditures in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources-- UTILITY OPERATIONS--Construction Program" and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Construction Program," and "Changes in the Electric Utility Industry--Response to Regulatory Changes," (3) statements regarding the costs of decommissioning nuclear generating stations in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and in Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Liabilities and Decommissioning," (4) statements regarding cleanup costs associated with MGPs and other remediation sites in Note 22 of Notes to Financial Statements, (5) statements regarding the estimated fair value of forward energy contracts in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Market Risks," (6) statements regarding the risks and uncertainties relating to Year 2000 issues set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS-- Year 2000 Conversion," including Unicom's dependence upon the Year 2000 readiness of third parties with whom it has significant business relationships and the estimated costs for final project wrap-up activities, (7) statements regarding the use of fossil plant sale proceeds in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Changes in the Electric Utility Industry--Fossil Plant Sale," "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program," and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Capital Resources," and in Note 5 of Notes to Financial Statements, (8) statements regarding estimates of claims resulting from the summer of 1999 outages set forth in Note 22 of Notes to Financial Statements and (9) statements regarding the Merger Agreement in
Note 2 of Notes to Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" subcaption "Changes in the Electric Utility Industry--Merger Agreement." Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, decommissioning costs, cleanup costs and Year 2000 wrap-up costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding expectations for Year 2000 readiness are also subject to the risk that Year 2000 remediation efforts of other parties with whom Unicom has significant business relationships are not successful. The statements regarding the fair value of forward energy contracts are subject to changes in generating capability and reduction in the demand for electricity. The statement regarding the use of proceeds from the fossil plant sale is subject to the possibility that regulatory action might affect the amount and use of such proceeds and the possibility that, due to changing market conditions, Unicom and ComEd may determine that other uses of the proceeds may be in their best interest. The statements regarding estimates of claims resulting from the summer of 1999 outages are subject to the risk that the actual amount of losses suffered by customers and restoration costs may exceed the estimated amounts. The statements regarding the Merger Agreement and the associated repurchase of shares are subject to the risk of a significant delay in the expected completion of, and unexpected consequences resulting from, the transactions contemplated by the Merger Agreement, including the inability to close the transaction, and to changes in the number of shares of outstanding common stock of Unicom and PECO for unforeseen reasons. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of UNICOM CORPORATION (an Illinois corporation) and subsidiary companies as of December 31, 1999 and 1998, and the related statements of consolidated operations, retained earnings/(deficit), comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States.

  Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed under Item 14.(a) is presented for the purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



                                            Arthur Andersen LLP

Chicago, Illinois
January 31, 2000

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the years 1999, 1998 and 1997 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                                               1999        1998        1997
                                            ----------  ----------  -----------
Operating Revenues........................  $6,847,947  $7,103,410  $ 7,083,022
                                            ----------  ----------  -----------
Operating Expenses and Taxes:
  Fuel....................................  $  997,262  $1,057,527  $ 1,204,218
  Purchased power.........................     551,575     748,017      400,055
  Operation and maintenance...............   2,427,599   2,285,034    2,438,944
  Depreciation and amortization...........     843,248     943,288    1,005,089
  Taxes (except income)...................     508,453     699,834      800,886
  Income taxes............................     359,198     355,023      317,558
  Investment tax credits deferred--net ...     (25,828)    (27,730)     (31,015)
                                            ----------  ----------  -----------
                                            $5,661,507  $6,060,993  $ 6,135,735
                                            ----------  ----------  -----------
Operating Income..........................  $1,186,440  $1,042,417  $   947,287
                                            ----------  ----------  -----------
Other Income and (Deductions):
  Interest on long-term debt, net of
   interest capitalized...................  $ (544,962) $ (444,322) $  (488,033)
  Interest on notes payable...............     (18,602)    (19,560)      (9,134)
  Allowance for funds used during
   construction...........................      21,812      16,464       42,325
  Income taxes applicable to nonoperating
   activities.............................      27,083       4,974       11,010
  Provisions for dividends and redemption
   premiums--
   Preferred and preference stocks of
    ComEd.................................     (23,756)    (56,884)     (60,486)
   ComEd-obligated mandatorily redeemable
    preferred securities of subsidiary
    trusts holding solely ComEd's
    subordinated debt securities..........     (29,710)    (29,710)     (28,860)
  Loss on nuclear plant closure...........         --          --      (885,611)
  Income tax effects of nuclear plant
   closure................................         --          --       362,952
  Miscellaneous--net......................     (21,060)     (3,195)    (130,665)
                                            ----------  ----------  -----------
                                            $ (589,195) $ (532,233) $(1,186,502)
                                            ==========  ==========  ===========
Net Income/(Loss) before Extraordinary
 Items and Cumulative Effect of Change in
 Accounting Principle.....................  $  597,245  $  510,184  $  (239,215)
Extraordinary Losses, less Applicable
 Income Taxes.............................     (27,579)        --      (810,335)
Cumulative Effect of Change in Accounting
 Principle................................         --          --       196,700
                                            ----------  ----------  -----------
Net Income/(Loss).........................  $  569,666  $  510,184  $  (852,850)
                                            ----------  ----------  -----------
Earnings/(loss) per common share before
 extraordinary items and cumulative effect
 of change in accounting principle--
  Basic...................................  $     2.75  $     2.35  $     (1.10)
  Diluted.................................  $     2.74  $     2.34  $     (1.10)
Extraordinary losses, less applicable
 income taxes (basic and diluted).........  $    (0.13) $      --   $     (3.75)
Cumulative effect of change in accounting
 principle (basic and diluted)............  $      --   $      --   $      0.91
Earnings/(loss) per common share--
  Basic...................................  $     2.62  $     2.35  $     (3.94)
  Diluted.................................  $     2.61  $     2.34  $     (3.94)
Cash Dividends Declared per Common Share..  $     1.60  $     1.60  $      1.60


  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                            December 31
                                                      ------------------------
                       ASSETS                            1999         1998
                       ------                         -----------  -----------
                                                      (Thousands of Dollars)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $672 million and
   $858 million, respectively)....................... $25,007,637  $27,801,246
  Less--Accumulated provision for depreciation.......  13,729,223   15,234,320
                                                      -----------  -----------
                                                      $11,278,414  $12,566,926
  Nuclear fuel, at amortized cost....................     843,724      874,979
                                                      -----------  -----------
                                                      $12,122,138  $13,441,905
                                                      -----------  -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 2,546,540  $ 2,267,317
  Subsidiary companies...............................      50,417       41,150
  Other, at cost.....................................     470,848      275,794
                                                      -----------  -----------
                                                      $ 3,067,805  $ 2,584,261
                                                      -----------  -----------
Current Assets:
  Cash and temporary cash investments................ $ 1,696,336  $    55,828
  Cash held for redemption of securities.............     285,056    3,062,816
  Other cash investments.............................          62          --
  Special deposits...................................   1,845,730          271
  Receivables--
    Customers........................................   1,224,678    1,369,701
    Forward share repurchase contract................     813,046          --
    Other............................................     181,532      136,701
    Provisions for uncollectible accounts............     (50,814)     (48,645)
  Coal and fuel oil, at average cost.................      15,613      135,415
  Materials and supplies, at average cost............     221,157      232,246
  Deferred income taxes related to current assets and
   liabilities.......................................      60,056       24,339
  Prepayments and other..............................      36,268       20,301
                                                      -----------  -----------
                                                      $ 6,328,720  $ 4,988,973
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 1,792,907  $ 4,578,427
  Other..............................................      94,463       96,907
                                                      -----------  -----------
                                                      $ 1,887,370  $ 4,675,334
                                                      -----------  -----------
                                                      $23,406,033  $25,690,473
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                              December 31
                                                        -----------------------
            CAPITALIZATION AND LIABILITIES                 1999        1998
            ------------------------------              ----------- -----------
                                                        (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity.................................. $ 5,332,611 $ 5,099,444
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements..........       1,790      74,488
    Subject to mandatory redemption requirements.......         --       69,475
  ComEd-obligated mandatorily redeemable preferred se-
   curities of subsidiary trusts holding solely ComEd's
   subordinated debt securities*.......................     350,000     350,000
  Long-term debt.......................................   7,129,906   7,792,502
                                                        ----------- -----------
                                                        $12,814,307 $13,385,909
                                                        ----------- -----------
Current Liabilities:
  Notes payable........................................ $     4,750 $   292,963
  Current portion of long-term debt, redeemable prefer-
   ence stock and capitalized lease obligations of sub-
   sidiary companies...................................     915,439   2,314,443
  Accounts payable.....................................     582,920     604,936
  Accrued interest.....................................     146,718     180,674
  Accrued taxes........................................   1,386,930     134,976
  Dividends payable....................................      94,090     105,133
  Customer deposits....................................      68,128      56,954
  Accrued plant closing costs..........................         --       78,430
  Other................................................     316,542     155,262
                                                        ----------- -----------
                                                        $ 3,515,517 $ 3,923,771
                                                        ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes................................ $ 2,484,883 $ 3,805,460
  Nuclear decommissioning liability for retired plants.   1,259,700   1,215,400
  Accumulated deferred investment tax credits..........     484,717     562,285
  Accrued spent nuclear fuel disposal fee and related
   interest............................................     763,427     728,413
  Obligations under capital leases of subsidiary compa-
   nies................................................     161,611     333,653
  Regulatory liabilities...............................     596,157     595,005
  Other................................................   1,325,714   1,140,577
                                                        ----------- -----------
                                                        $ 7,076,209 $ 8,380,793
                                                        ----------- -----------
Commitments and Contingent Liabilities (Note 22)
                                                        $23,406,033 $25,690,473
                                                        =========== ===========

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                             December 31
                                                       ------------------------
                                                          1999         1998
                                                       -----------  -----------
                                                       (Thousands of Dollars)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--217,835,570 shares and 217,094,560
    shares, respectively.............................. $ 4,971,618  $ 4,966,630
  Preference stock expense of ComEd...................         (72)      (3,199)
  Retained earnings...................................     363,621      142,813
  Accumulated other comprehensive income..............       7,539          --
  Treasury stock--264,406 shares and 178,982 shares,
   respectively.......................................     (10,095)      (6,800)
                                                       -----------  -----------
                                                       $ 5,332,611  $ 5,099,444
                                                       -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--No shares and 13,499,549 shares,
      respectively.................................... $       --   $   504,957
    Current redemption requirements for preference
     stock included in current liabilities............         --      (432,320)
    $1.425 convertible preferred stock, cumulative,
     without par value--
     Outstanding--56,291 shares and 58,211 shares,
      respectively....................................       1,790        1,851
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding............................         --           --
                                                       -----------  -----------
                                                       $     1,790  $    74,488
                                                       -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--700,000 shares and 1,720,345 shares,
      respectively.................................... $    69,475  $   171,348
    Current redemption requirements for preference
     stock included
     in current liabilities...........................     (69,475)    (101,873)
                                                       -----------  -----------
                                                       $       --   $    69,475
                                                       -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely
 ComEd's Subordinated Debt Securities................. $   350,000  $   350,000
                                                       -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 2000 through 2004--6 3/8% to 9 3/8%...... $   698,245  $ 1,080,000
    Maturing 2005 through 2014--4.40% to 8 3/8%.......   1,299,400    1,485,400
    Maturing 2015 through 2023--5.85% to 9 7/8%.......   1,589,443    1,981,000
                                                       -----------  -----------
                                                       $ 3,587,088  $ 4,546,400
  Transitional trust notes, due 2000 through 2008--
   5.29% to 5.74%.....................................   3,070,000    3,400,000
  Sinking fund debentures, due 2001 through 2011--2
   3/4% to 7 5/8%.....................................      30,866       94,159
  Pollution control obligations, due 2007 through
   2014--5.3% to 5 7/8%...............................     139,200      140,700
  Other long-term debt................................   1,089,347    1,259,204
  Current maturities of long-term debt included in
   current liabilities................................    (737,615)  (1,585,281)
  Unamortized net debt discount and premium...........     (48,980)     (62,680)
                                                       -----------  -----------
                                                       $ 7,129,906  $ 7,792,502
                                                       -----------  -----------
                                                       $12,814,307  $13,385,909
                                                       -----------  -----------

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

             STATEMENTS OF CONSOLIDATED RETAINED EARNINGS/(DEFICIT)

                                                  1999      1998       1997
                                                --------  --------  ----------
                                                   (Thousands of Dollars)
Balance at Beginning of Period................. $142,813  $(21,184) $1,177,997
Add--Net income/(loss).........................  569,666   510,184    (852,850)
                                                --------  --------  ----------
                                                $712,479  $489,000  $  325,147
                                                --------  --------  ----------
Deduct--
   Cash dividends declared on
     common stock.............................. $347,783  $347,161  $  346,225
   Other capital stock transactions--net.......    1,075      (974)        106
                                                --------  --------  ----------
                                                $348,858  $346,187  $  346,331
                                                --------  --------  ----------
Balance at End of Period (Includes $716
  million, $494 million and $331 million of
  appropriated retained earnings at December
  31, 1999, 1998 and 1997, respectively)....... $363,621  $142,813  $  (21,184)
                                                ========  ========  ==========


                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                  1999      1998       1997
                                                --------  --------  ----------
                                                   (Thousands of Dollars)
Net Income/(Loss) on Common Stock.............. $569,666  $510,184  $ (852,850)
Other Comprehensive Income
  Unrealized gains on securities............... $ 12,471  $    --   $      --
  Income taxes on other comprehensive income...   (4,932)      --          --
                                                --------  --------  ----------
  Other comprehensive income, net of tax....... $  7,539  $    --   $      --
                                                --------  --------  ----------
Comprehensive Income/(Loss).................... $577,205  $510,184  $ (852,850)
                                                ========  ========  ==========



   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                             1999         1998         1997
                                          -----------  -----------  -----------
                                                (Thousands of Dollars)
Cash Flow from Operating Activities:
 Net income/(loss)......................  $   569,666  $   510,184  $  (852,850)
 Adjustments to reconcile net
  income/(loss) to net cash provided by
  operating activities:
   Depreciation and amortization........      908,894      994,861    1,051,543
   Deferred income taxes and investment
    tax credits--net....................   (1,448,363)      69,768     (345,042)
   Contribution to environmental trust..     (250,000)         --           --
   Recovery of coal reserve regulatory
    assets..............................      197,974      108,372       82,441
   Increase in MGP liability............       68,078          --           --
   Extraordinary loss related to write-
    off of certain net regulatory
    assets..............................          --           --       810,335
   Cumulative effective of change in
    accounting principle................          --           --      (196,700)
   Loss on nuclear plant closure........          --           --       885,611
   Write-down of uranium-related
    properties..........................          --           --        64,387
   Provisions/(payments) for revenue
    refunds--net........................      (22,603)     (23,622)      45,470
   Equity component of allowance for
    funds used during construction......       (7,789)      (6,959)     (23,770)
   Provisions/(payments) for liability
    for separation costs--net...........      (62,396)       9,757       15,986
   Net effect on cash flows of changes
    in:
     Receivables........................      103,515     (486,838)      24,083
     Coal and fuel oil..................          618      (14,751)      19,698
     Materials and supplies.............       (5,202)      19,805       41,659
     Accounts payable excluding nuclear
      fuel lease principal payments and
      separation costs--net.............      (19,251)      97,094      259,810
     Accrued interest and taxes.........    1,246,007      (27,201)     (17,903)
     Other changes in certain current
      assets and liabilities............      124,154      144,290       39,005
   Other--net...........................      (43,257)      27,525      109,927
                                          -----------  -----------  -----------
                                          $ 1,360,045  $ 1,422,285  $ 2,013,690
                                          -----------  -----------  -----------
Cash Flow from Investing Activities:
 Construction expenditures..............  $(1,204,064) $  (966,494) $(1,043,311)
 Nuclear fuel expenditures..............     (253,483)    (166,168)    (185,373)
 Sales of generating plants.............    4,885,720      177,454       60,791
 Equity component of allowance for
  funds used during construction........        7,789        6,959       23,770
 Contributions to nuclear
  decommissioning funds.................      (89,945)    (136,771)    (114,825)
 Other investments and special
  deposits..............................   (1,886,323)     (10,965)     (13,246)
 Plant removals--net....................      (74,584)     (86,988)     (85,923)
                                          -----------  -----------  -----------
                                          $ 1,385,110  $(1,182,973) $(1,358,117)
                                          -----------  -----------  -----------
Cash Flow from Financing Activities:
 Issuance of securities--
  Transitional trust notes..............  $       --   $ 3,382,629  $       --
  Other long-term debt..................      201,764      382,270      362,663
  Company-obligated mandatorily
   redeemable preferred securities if
   subsidiary trust holding solely the
   Company's subordinated debt
   securities...........................          --           --       150,000
  Capital stock.........................       20,941       16,644       15,778
 Retirement and redemption of
  securities--
  Transitional trust notes..............     (330,000)         --           --
  Other long-term debt..................   (1,431,545)    (615,858)    (746,240)
  Capital stock.........................     (639,342)     (34,066)     (44,111)
 Repurchase of common stock.............     (813,046)      (6,800)         --
 Cash dividends paid on common stock....     (347,564)    (346,954)    (345,936)
 Proceeds from sale/leaseback of
  nuclear fuel..........................          --       101,038      149,955
 Nuclear fuel lease principal payments..     (255,402)    (255,605)    (166,411)
 Increase/(decrease) in short-term
  borrowings............................     (288,213)     134,813       29,400
                                          -----------  -----------  -----------
                                          $(3,882,407) $ 2,758,111  $  (594,902)
                                          -----------  -----------  -----------
Change in Net Cash Balance..............  $(1,137,252) $ 2,997,423  $    60,671
Cash, Temporary Cash Investments and
 Cash Held for Redemption of Securities:
   Balance at Beginning of Period.......    3,118,644      121,221       60,550
                                          -----------  -----------  -----------
   Balance at End of Period.............  $ 1,981,392  $ 3,118,644  $   121,221
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

  Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the transition to a new customer information and billing system, a larger portion of customer revenues and net receivables were based on estimates for the period July 1998 through November 1999 than in previous periods.

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

  ComEd's investment in generation-related net utility plant, not subject to cost-based rate regulation, including construction work in progress and nuclear fuel, and excluding the decommissioning costs included in the accumulated provision for depreciation was $7.8 billion and $9.2 billion as of December 31, 1999 and 1998, respectively. See "Regulatory Assets and Liabilities" below regarding the plant impairment recorded by ComEd in the second quarter of 1998.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at December 31, 1999 and 1998 were as follows:

                                                                December 31
                                                           ---------------------
                                                              1999       1998
                                                           ---------- ----------
                                                               (Thousands of
                                                                 Dollars)
Regulatory assets:
 Impaired production plant...............................  $  366,221 $2,955,154
 Deferred income taxes (1)...............................     688,946    680,356
 Nuclear decommissioning costs--Dresden Unit 1...........     202,308    255,031
 Nuclear decommissioning costs--Zion Units 1 and 2.......     496,638    443,130
 Coal reserves...........................................         --     197,975
 Unamortized loss on reacquired debt (2).................      38,794     46,781
                                                           ---------- ----------
                                                           $1,792,907 $4,578,427
                                                           ========== ==========
Regulatory liabilities:
 Deferred income taxes (1)...............................  $  596,157 $  595,005
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

  ComEd performed a SFAS No. 121 impairment analysis in 1998 which concluded that future revenues, excluding the collection of the CTC expected to be recovered from electric supply services, would be insufficient to cover the costs of certain of its generating assets. Because future regulated cash flows, which include the CTC, tariff revenues and gains from the disposition of assets, are expected to provide recovery of the impaired plant assets, a regulatory asset was recorded for the same amount. This regulatory asset is currently being amortized as it is recovered through regulated cash flows over a transition period that extends through 2006. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statements of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million. See
Note 3 for additional information regarding amortization of regulatory assets with respect to limits on ComEd's earnings due to statutory sharing provisions. See Note 5 for additional information regarding the fossil plant sale.

  The regulatory assets for Dresden Unit 1 and Zion Units 1 and 2 represent unrecovered nuclear decommissioning costs, which are expected to be recovered over the periods 2000-2011 and 2000-2013, respectively, through a separate rate recovery rider provided for by the 1997 Act. See "Depreciation, Amortization of Regulatory Assets and Liabilities and Decommissioning" below for additional information.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning. Depreciation, amortization of regulatory assets and liabilities, and decommissioning for the years 1999, 1998 and 1997 were as follows:

                                                     1999     1998      1997
                                                   -------- -------- ----------
                                                      (Thousands of Dollars)
Depreciation expense.............................. $713,340 $788,057 $  881,196
Amortization of regulatory assets and
 liabilities--net.................................   46,088   65,211     15,272
                                                   -------- -------- ----------
                                                   $759,428 $853,268 $  896,468
Decommissioning expense...........................   83,820   90,020    108,621
                                                   -------- -------- ----------
                                                   $843,248 $943,288 $1,005,089
                                                   ======== ======== ==========

  Provisions for depreciation, including nuclear plant, were at average annual rates of average depreciable utility plant and equipment for the years 1999, 1998 and 1997 as follows:

                                                               1999  1998  1997
                                                               ----  ----  ----
Average annual depreciation rates............................. 2.66% 3.02% 3.36%

  Depreciation is provided on a straight-line basis by amortizing the cost of depreciable plant and equipment over estimated service lives for each class of plant. The decrease in the average depreciation rates for the year 1999, compared to 1998, relates primarily to a reduction in nuclear depreciation rates due to the partial impairment of production plant, which was recorded as a component of accumulated depreciation, partially offset by shortened depreciable lives for certain nuclear stations. See "Regulatory Assets and Liabilities" above for additional information on the partial impairment of production plant.

  Nuclear plant decommissioning costs generally are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Results of Operations--Depreciation, Amortization and Decommissioning," for a discussion of questions raised by the staff of the SEC and a FASB review regarding the electric utility industry's method of accounting for decommissioning costs. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each generating station currently operating. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's ten operating units have remaining current NRC license lives ranging from 7 to 28 years. ComEd's Zion Station and its first nuclear unit, Dresden Unit 1, are retired and are expected to be dismantled beginning in the years 2014 and 2011, respectively, which is consistent with the regulatory treatment for recovery of the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.7 billion in current-year (2000) dollars, including a contingency allowance. This estimate includes $617 million of non-radiological costs, which are included in ComEd's proposed rider for recovery, as discussed below. ComEd's decommissioning cost expenditures at the end of the units' operating lives are estimated to total approximately $13.8 billion. These expenditures are expected to occur primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES the adoption of or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

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

  Under its most recent annual rider, filed with the ICC on February 26, 1999, ComEd has proposed to increase its estimated annual decommissioning cost accrual from $84 million to $130 million. The proposed increase primarily reflects an increase in low-level waste disposal cost escalation, the inclusion of $219 million in current-year (2000) dollars for safety-related costs of maintaining Zion Station in a mothballed condition until dismantlement begins, and the inclusion of non-radiological costs in the decommissioning cost estimates for recovery under the rider.

  The proposed annual decommissioning cost accrual of $130 million was determined using the following assumptions: the decommissioning cost estimate of $5.7 billion in current-year (2000) dollars, after-tax earnings on the tax-qualified and nontax-qualified decommissioning funds of 7.49% and 6.83%, respectively, and an escalation rate for future decommissioning costs of 4.84%. The proposed annual accrual provided over the current NRC license lives of the nuclear plants, coupled with the expected fund earnings and amounts previously recovered in rates, is expected to aggregate to approximately $13.8 billion.

  For the ten operating nuclear units, decommissioning cost accruals are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Operations and the Consolidated Balance Sheets, respectively, as such costs are recovered through rates. As of December 31, 1999, the total decommissioning costs included in the accumulated provision for depreciation were $2,100 million.

  For ComEd's retired nuclear units, the total estimated liability for nuclear decommissioning in current-year (2000) dollars is recorded as a noncurrent liability. The unrecovered portion of the liability is recorded as a regulatory asset. The nuclear decommissioning liability for retired plants as of December 31, 1999 was as follows:

                                                               Zion
                                                    Dresden   Units
                                                     Unit 1  1 and 2    Total
                                                    -------- -------- ----------
                                                       (Thousands of Dollars)
Amounts recovered through rates and investment
 fund earnings....................................  $104,792 $455,962 $  560,754
Unrecovered portion of the liability..............   202,308  496,638    698,946
                                                    -------- -------- ----------
 Nuclear decommissioning liability for retired
  plants..........................................  $307,100 $952,600 $1,259,700
                                                    ======== ======== ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts. Consequently, such collections do not add to the cash flows available for general corporate purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. The fair value of funds accumulated in the external trusts at December 31, 1999 was $2,547 million, which includes pre-tax unrealized appreciation of $721 million. The earnings on the external trusts for operating plants accumulate in the fund balance and accumulated provision for depreciation. Nuclear decommissioning funding as of December 31, 1999 was as follows:

                                                          (Thousands of Dollars)
Amounts recovered through rates and investment fund
 earnings for operating plants (included in the
 accumulated provision for depreciation)................        $2,099,796
Amounts recovered through rates and investment fund
 earnings for retired plants............................           560,754
Less past accruals not yet contributed to the trusts....           114,010
                                                                ----------
 Fair value of external trust funds.....................        $2,546,540
                                                                ==========

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of December 31, 1999. It includes the City, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately 30 percent of its ultimate consumer revenues in 1999. ComEd had approximately 3.5 million electric customers at December 31, 1999. Revenues are recognized as electric and delivery services are provided to customers.

  As a result of the implementation of a new customer billing and information system in July 1998, billing and collection delays have temporarily increased accounts receivable from customers. ComEd has recorded increased provisions for uncollectible accounts to recognize the estimated portion of the receivables that are not expected to be recoverable. Such provisions increased O&M expenses by $35 million and $10 million in 1999 and 1998, respectively, compared to normally expected levels. See "Use of Estimates" above for additional information regarding ComEd's revenues and net receivables.

  See Notes 3 and 19 for additional information.

  Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through base rates. See Note 14 for additional information concerning the disposal of spent nuclear fuel, one-time fee and interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $380 million, $325 million and $298 million for the years 1999, 1998 and 1997, respectively.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  AFUDC and Interest Capitalized. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program for the non-generation portion of its business. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates were 7.81%, 8.34% and 9.39% for the years 1999, 1998 and 1997, respectively. ComEd discontinued SFAS No. 71 regulatory accounting practices in December 1997 for the generation portion of its business, and as a result began capitalizing interest in 1998. ComEd capitalized $22 million and $28 million for the years 1999 and 1998, respectively, in interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $642 million, $538 million and $598 million for the years 1999, 1998 and 1997, respectively.

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

  Average Common Shares Outstanding. The number of average outstanding common shares used to compute basic and diluted EPS for the years, 1999, 1998 and 1997 were as follows:

                                                          1999    1998    1997
                                                         ------- ------- -------
                                                          (Thousands of Shares)
Average Number of Common Shares Outstanding:
 Average Number of Common Shares--Basic................. 217,303 216,942 216,330
 Potentially Dilutive Common Shares--Treasury Method:
   Stock Options........................................     660     633     136
   Other Convertible Securities.........................      88      85      98
                                                         ------- ------- -------
Average Number of Common Shares--Diluted................ 218,051 217,660 216,564
                                                         ======= ======= =======

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  Unicom and ComEd are in the process of reviewing their various contracts to determine which contracts meet the requirements of SFAS No. 133 and would need to be reflected as derivatives under the standard and accounted for at fair value. Among the contracts that are being reviewed are purchase power agreements, contracts related to electricity purchases and sales, contracts related to gas purchases and sales, normal purchase orders, securities issued and insurance contracts. Unicom and ComEd have not yet quantified the effects on their financial statements of adopting SFAS No. 133. However, adoption of SFAS No. 133 could increase volatility in earnings and other comprehensive income.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on operating results.

  Cash Held for Redemption of Securities. As of December 31, 1999, the cash held for redemption of securities reported on the Consolidated Balance Sheets includes $222 million in unused cash proceeds from the issuance of the transitional trust notes and $63 million of escrowed cash and pending instrument funding charges collected from ComEd customers to be applied to the principal and interest payment on the transitional trust notes. See Note 3 for additional information.

  Special Deposits. As of December 31, 1999, special deposits included $1.8 billion for cash deposited by Unicom Investments in connection with a contemplated like-kind exchange transaction involving certain of the sold fossil plants.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, and cash held for redemption of securities are considered to be cash equivalents. Supplemental cash flow information for the years 1999, 1998 and 1997 was as follows:

                                                      1999     1998     1997
                                                    -------- -------- --------
                                                      (Thousands of Dollars)
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capitalized)............ $597,984 $454,091 $512,050
   Income taxes (net of refunds)................... $455,180 $272,476 $264,802
Supplemental Schedule of Non-Cash Investing and
 Financing Activities:
 Capital lease obligations incurred by subsidiary
  companies........................................ $  1,744 $106,370 $158,412

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (2) Merger Agreement. In September 1999, the Boards of Directors of Unicom and PECO approved a merger of equals that will create a new holding company, Exelon. The merger is conditioned, among other things, upon the approvals of the shareholders of both companies and by various regulatory bodies. The merger is currently expected to be completed in the latter half of 2000.

  Under the merger agreement, as amended and restated in January 2000, PECO and ComEd will become the principal utility subsidiaries of Exelon. This result will be achieved by a mandatory exchange of the outstanding common stock of PECO for common stock of Exelon, and a merger of Unicom with and into Exelon wherein holders of Unicom common stock will receive 0.875 shares of Exelon common stock plus $3.00 in cash for each of their shares of Unicom common stock. The merger transaction will be accounted for as a purchase of Unicom by PECO.

  Prior to the consummation of the merger, Unicom expects to repurchase approximately $1.0 billion of its outstanding common shares. These share repurchases are in addition to 26.3 million shares of Unicom common stock that Unicom repurchased in January 2000 upon settlement of certain forward purchase contracts. The $1.0 billion additional share repurchases will be funded from available funds, including funds resulting from the fossil plant sale.

  (3) Accounting Effects Related to the 1997 Act. In December 1997, the Governor of Illinois signed into law the 1997 Act, which established a phased process to introduce competition into the electric industry in Illinois under a less regulated structure. The 1997 Act was amended in June 1999.

  As a result of the 1997 Act and FERC rules, prices for the supply of electric energy are expected to transition from cost-based, regulated rates to rates determined by competitive market forces. Accordingly, the 1997 Act provides for, among other things, gradual customer access to other electric suppliers or a power purchase option which allows the purchase of electric energy from ComEd at market based prices, and the collection of a CTC from customers who choose to purchase electric energy from a RES or elect the power purchase option during a transition period that extends through 2006. Effective October 1, 1999, the CTC was established in accordance with a formula defined in the 1997 Act. The CTC, which is applied on a cents per kilowatthour basis, considers the revenue which would have been collected from a customer under tariffed rates, reduced by the revenue the utility will receive for providing delivery services to the customer, the market price for electricity and a defined mitigation factor, which represents the utility's opportunity to develop new revenue sources and achieve cost savings. The CTC allows ComEd to recover some of its costs which might otherwise be unrecoverable under market-based rates. Nonetheless, ComEd will need to take steps to address the portion of such costs which are not recoverable through the CTC. Such steps may include cost control efforts, developing new sources of revenue and asset dispositions. See Note 5 for additional information.

  On October 1, 1999, more than 41,000 non-residential customers became eligible to choose a new electric supplier or elect the purchase power option. The remainder of non-residential customers will become eligible to choose an electric supplier or the purchase power option between June 1 and December 31, 2000. As of December 31, 1999, over 4,700 non-residential customers, representing approximately ten percent of ComEd's 1998 retail kilowatthour sales, elected to receive their electric energy from a RES or chose the purchase power option. As a result of the collection of CTC's from such customers, ComEd does not expect these elections to have a material effect on its results of operations in the near term.

  Utilities are required to continue to offer delivery services, including the transmission and distribution of electric energy, such that customers who select a RES can receive electric energy from

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES that supplier using existing transmission and distribution facilities. Such services will continue to be offered under cost-based, regulated rates. The ICC issued orders in August and September 1999 approving, with modifications, ComEd's delivery service tariffs.

  The 1997 Act also provides for a 15% residential base rate reduction which became effective August 1, 1998 and an additional 5% residential base rate reduction in October 2001. ComEd's operating revenues were reduced by approximately $170 million in 1998 due to the 15% residential base rate reduction. The 15% rate reduction further reduced ComEd's operating revenues by approximately $226 million in 1999, compared to 1998 rate levels.

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity for ComEd are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. Consistent with the provisions of the 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, were, as required, used to redeem $1,101 million of long-term debt and $607 million of preference stock in 1999 and reduce by $500 million ComEd's outstanding short-term debt. During the year 1999, ComEd recorded an extraordinary loss related to the early redemptions of such long-term debt, which reduced net income on common stock by approximately $28 million (after-tax), or $0.13 per common share (diluted). ComEd also recorded $12 million (after-tax), or $0.05 per common share (diluted), for premiums paid in connection with the redemption of such preference stock. The preference stock premiums were included in the provision for dividends for preference stocks of ComEd on the Statements of Consolidated Operations. As more fully described in Note 7, Unicom has repurchased approximately 26.3 million shares of Unicom common stock using $924 million of proceeds it received from ComEd's repurchase of its common stock held by Unicom. The remaining proceeds from the issuance of the transitional trust notes will be used for the payment of fees and additional common stock repurchases. See Note 7 for additional information regarding Unicom's share repurchases.

  Because the 1997 Act is expected ultimately to lead to market-based pricing of electric generation services, ComEd discontinued SFAS No. 71 regulatory accounting practices for the generation portion

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES of its business in December 1997. ComEd evaluated the regulatory assets and liabilities related to the generation portion of its business and determined that it was not probable that such costs would be recovered through the cash flows from the regulated portion of its business. Accordingly, the generation-related regulatory assets and liabilities were written off in the fourth quarter of 1997, resulting in an extraordinary charge of $810 million (after-tax), or $3.75 per common share (diluted). The fourth quarter of 1997 also reflected charges totaling $44 million (after-tax), or $0.20 per common share (diluted), as a result of ComEd's elimination of its FAC pursuant to an option in the 1997 Act, and a charge of $60 million (after-tax), or $0.28 per common share (diluted), for a write down of ComEd's investment in uranium-related properties to realizable value. Projections of the market price for uranium indicated that the expected incremental costs of mining and milling uranium at the properties would exceed the expected market price for uranium and such costs are not expected to be recoverable in a competitive market.

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

  (4) Cumulative Effect of a Change in Accounting Principle. In the fourth quarter of 1997, ComEd changed its accounting method for revenue recognition to record revenues associated with service which has been provided to customers but has not yet been billed at the end of each accounting period, retroactive to January 1, 1997. This change in accounting method increased operating results for the year 1997 to reflect the one-time cumulative effect of the change for years prior to 1997 by $197 million (after-tax), or $0.91 per common share.

  (5) Sale of Plants and Closure. In December 1999, ComEd completed the sale of its fossil generating assets to EME for a cash purchase price of $4.8 billion. The fossil generating assets represent an aggregate generating capacity of approximately 9,772 megawatts.

  Just prior to the consummation of the fossil plant sale, ComEd transferred these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment paid ComEd consideration totalling approximately $4.8 billion in the form of a demand note in the amount of approximately $2.4 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment immediately sold the fossil plant assets to EME, in consideration of which Unicom Investment received approximately $4.8 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment paid the $2.4 billion aggregate principal due to ComEd under the demand note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities, including the share repurchases. Of the cash received by ComEd, $1.8 billion is expected to be used to pay the costs and taxes associated with the fossil plant sale, including ComEd's contribution of $250 million of the proceeds to an environmental trust as required by the 1997 Act. The remainder of the demand note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

  The sale produced an after-tax gain of approximately $1.6 billion, after recognizing commitments associated with certain coal contracts ($350 million), recognizing employee-related costs ($112 million) and contributing to the environmental trust. The coal contract costs include the amortization of the

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES remaining balance of ComEd's regulatory asset for unrecovered coal reserves of $178 million and the recognition of $172 million of settlement payments related to the above-market portion of coal purchase commitments ComEd assigned to EME at market value upon completion of the fossil plant sale. The severance costs included pension and post-retirement welfare benefit curtailment and special termination benefit costs of $51 million and transition, separation and retention payments of $61 million. A total of 1,730 fossil station employee positions were eliminated upon completion of the fossil plant sale on December 15, 1999. As of December 31, 1999, 1,590 of the employees whose positions were eliminated had been terminated and 140 affected employees were in a transition program which generally extends 60 days from the date of the fossil plant sale. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statement of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million. See Note 1, under "Regulatory Assets and Liabilities," for additional information.

  In January 1998, the Boards of Directors of Unicom and ComEd authorized the permanent cessation of nuclear generation operations and retirement of facilities at ComEd's 2,080 megawatt Zion nuclear generating station. Such retirement resulted in a charge in the fourth quarter of 1997 of $523 million (after-tax), or $2.42 per common share (diluted). The charge included a liability for estimated future closing costs associated with the retirement of the station, excluding severance costs, resulting in a charge of $117 million (after-tax). ComEd has recorded reductions to the expected liability for future closing costs of $16 million (after-tax), or $0.07 per common share (diluted), and $15 million (after-tax), or $0.07 per common share (diluted), in 1999 and 1998, respectively, to reflect employees being reassigned or removed from the payroll sooner than anticipated, and lower support costs and use of contractors. See Note 17 for information regarding costs of voluntary employee separation plans.

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

  (6) Authorized Shares, Voting Rights and Stock Rights of Capital Stock. At December 31, 1999, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at December 31, 1999 were: preference stock--7,510,451 shares; $1.425 convertible preferred stock--56,291 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

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

  (7) Common Equity. In the fourth quarter of 1998, Unicom entered into a forward purchase arrangement for the repurchase of $200 million of its common stock. This contract, which was accounted for as an equity instrument as of December 31, 1998, was settled on a net cash basis in February 1999, resulting in a $16 million reduction to common stock equity on the Consolidated Balance Sheets.

  During 1999, Unicom also entered into forward purchase arrangements with financial institutions for the repurchase of approximately 26.3 million shares of Unicom common stock. The repurchase arrangements were settled in January 2000 on a physical basis. Effective January 2000, the share repurchases will reduce outstanding shares and reduce common stock equity. Prior to the settlement, the repurchase arrangements were recorded as a receivable on the Consolidated Balance Sheets based on the aggregate market value of the shares deliverable under the arrangements. In 1999, net unrealized losses of $44 million (after-tax), or $0.20 per common share, were recorded related to the arrangements. The settlement of the arrangements in January 2000 resulted in a gain of $113 million (after-tax).

  At December 31, 1999, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 2,231,763
      Employee Stock Purchase Plan....................................   323,797
      Shareholder Rights Plan.........................................   400,000
      Exchange for ComEd common stock not held by Unicom..............    87,650
      1996 Directors' Fee Plan........................................   162,459
                                                                       ---------
                                                                       3,205,669
                                                                       =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Common stock issued for the years 1999, 1998 and 1997 was as follows:

                                                     1999      1998      1997
                                                    -------  --------  --------
Shares of Common Stock Issued:
 Long-Term Incentive Plan.........................  451,501   494,302   208,104
 Employee Stock Purchase Plan.....................   89,500    94,270   196,003
 Employee Savings and Investment Plan.............      --        --    274,203
 Exchange for ComEd common stock not held by
  Unicom..........................................   (2,454)   12,757    12,370
 1996 Directors' Fee Plan.........................    5,521    12,733    14,175
 Treasury Stock...................................  (85,424) (178,982)      --
                                                    -------  --------  --------
                                                    458,644   435,080   704,855
                                                    =======  ========  ========
                                                     (Thousands of Dollars)
Changes in Common Stock Accounts:
 Total shares issued..............................  $21,290  $ 16,847  $ 15,768
 Net cash settlement of forward share repurchase
  contract........................................  (16,454)
 Shares held by trustee for Unicom Stock Bonus De-
  ferral Plan.....................................      --      6,775    (2,476)
 Other............................................      151      (203)       10
                                                    -------  --------  --------
                                                    $ 4,987  $ 23,419  $ 13,302
                                                    =======  ========  ========

  As of December 31, 1999 and 1998, 264,406 and 178,982 shares, respectively, of Unicom common stock were reacquired and held as treasury stock at a cost of $10 million and $7 million, respectively.

  At December 31, 1999 and 1998, 75,692 and 76,079, respectively, of ComEd common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  As of December 31, 1999 and 1998, $716 million and $494 million, respectively, of retained earnings had been appropriated for future dividend payments.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Stock option transactions for the years 1999, 1998 and 1997 are summarized as follows:

                                                     Number of  Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
Outstanding as of January 1, 1997................... 1,188,000      $25.500
Granted during the year............................. 1,339,350       22.313
Exercised during the year...........................   (23,423)      25.500
Expired/cancelled during the year...................  (212,549)      23.632
                                                     ---------
Outstanding as of December 31, 1997................. 2,291,378       23.810
Granted during the year............................. 1,379,525       35.234
Exercised during the year...........................  (404,082)      24.244
Expired/cancelled during the year...................  (123,928)      25.715
                                                     ---------
Outstanding as of December 31, 1998................. 3,142,893       28.694
Granted during the year............................. 1,848,050       35.750
Exercised during the year...........................  (313,231)      24.102
Expired/cancelled during year.......................  (179,076)      33.551
                                                     ---------
Outstanding as of December 31, 1999................. 4,498,636       31.719
                                                     =========

  Of the stock options outstanding at December 31, 1999, 1,676,854 had vested with a weighted average exercise price of $27.

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         Stock Option Grant Date
                                                         -----------------------
                                                          1999    1998    1997
                                                         ------- ------- -------
Expected option life.................................... 7 years 7 years 7 years
Dividend yield..........................................   4.50%   4.54%   7.20%
Expected volatility.....................................  23.02%  21.95%  22.29%
Risk-free interest rate.................................   4.83%   5.58%   6.25%

  The estimated weighted average fair value for each stock option granted in 1999, 1998 and 1997 was $6.48, $6.62 and $2.79, respectively.

  The ESPP allows employees to purchase Unicom common stock at a ten percent discount from market value. Substantially all of the employees of Unicom, ComEd and their subsidiaries are eligible to participate in the ESPP. Unicom issued 89,500, 94,270 and 196,003 shares of common stock during the year 1999, 1998 and 1997, respectively, under the ESPP at a weighted average annual purchase price of $33.58, $33.11 and $19.15, respectively.

  Unicom has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, Unicom has adopted APB No. 25, and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the additional charge to operations would have been $4 million (after-tax), or $0.02 per common share (diluted), $2 million (after-tax), or $0.01 per common share (diluted), and $2 million (after tax), or $0.01 per common share (diluted), for the years 1999, 1998 and 1997, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (9) ComEd Preferred and Preference Stocks Without Mandatory Redemption Requirements. During the year 1999, 13,499,549 shares of preferred or preference stock without mandatory redemption requirements were redeemed and no shares were issued. No shares of ComEd preferred or preference stocks without mandatory redemption requirements were issued or redeemed during 1998 and 1997. All series other than Series $1.425 have been redeemed.

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

  (10) ComEd Preference Stock Subject to Mandatory Redemption
Requirements. During 1999, 1998 and 1997, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. During 1999, 1998 and 1997, 1,020,345, 338,215 and 438,215 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements or were part of the early redemption in 1999. There were 700,000 shares of Series $6.875 preference stock outstanding at December 31, 1999, at an aggregate stated value of $69 million. This series is non-callable and is required to be redeemed on May 1, 2000. The sinking fund price is $100 and the involuntary liquidation price is $99.25 per share, plus accrued and unpaid dividends, if any. The $69 million is included in current liabilities.

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

  (12) Long-Term Debt. ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust, in the fourth quarter of 1998. The current amount outstanding is as follows:

              Series                                         Principal Amount
      ------------------------                            ----------------------
                                                          (Thousands of Dollars)
      5.38% due March 25, 2000...........................       $   94,967
      5.29% due June 25, 2001............................          425,033
      5.34% due March 25, 2002...........................          258,861
      5.39% due June 25, 2003............................          421,139
      5.44% due March 25, 2005...........................          598,511
      5.63% due June 25, 2007............................          761,489
      5.74% due December 25, 2008........................          510,000
                                                                ----------
                                                                $3,070,000
                                                                ==========

  For accounting purposes, the liabilities of ComEd Funding Trust for the transitional trust notes are reflected as long-term debt on the Consolidated Balance Sheets of Unicom and ComEd.

  The proceeds, net of transaction costs, from the transitional trust notes have been used, as required, to redeem debt and equity. During 1999, ComEd redeemed or reacquired $1,101 million of long-term debt.

  Sinking fund requirements and scheduled maturities remaining through 2004 for ComEd's first mortgage bonds, transitional trust notes, sinking fund debentures and other long-term debt outstanding at December 31, 1999, after deducting deposits made for the retirement of sinking fund debentures, are summarized as follows: 2000--$732 million; 2001--$345 million; 2002--$645 million; 2003--$445 million; and 2004--$577 million.

  At December 31, 1999, ComEd's outstanding first mortgage bonds maturing through 2004 were as follows:

                   Series                                    Principal Amount
      --------------------------------                    ----------------------
                                                          (Thousands of Dollars)
      9 3/8% due February 15, 2000.......................        $ 42,245
      6 1/2% due April 15, 2000..........................         230,000
      6 3/8% due July 15, 2000...........................         100,000
      7 3/8% due September 15, 2002......................         200,000
      6 5/8% due July 15, 2003...........................         100,000
      5 3/10% due January 15, 2004.......................          26,000
                                                                 --------
                                                                 $698,245
                                                                 ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Other long-term debt outstanding at December 31, 1999 is summarized as follows:

                                          Principal
              Debt Security                 Amount                 Interest Rate
----------------------------------------  ---------- ------------------------------------------
                                          (Thousands
                                              of
                                           Dollars)
Unicom--
 Loans Payable:
 Loan due January 1, 2003                 $    5,519 Interest rate of 8.31%
 Loan due January 1, 2004                      6,371 Interest rate of 8.44%
 Loan due January 15, 2009                     6,025 Interest rate of 8.30%
 Loan due January 15, 2009                     7,567 Interest rate of 8.55%
 Loan due January 15, 2010                     6,803 Interest rate of 8.88%
 Loan due July 15, 2010                        9,225 Interest rate of 7.98%
                                          ----------
                                          $   41,510
                                          ----------
ComEd--
 Notes:
 Medium Term Notes, Series 3N due vari-
  ous dates through October 15, 2004      $  156,000 Interest rates ranging from 9.17% to 9.20%
 Notes due January 15, 2004                  150,000 Interest rate of 7.375%
 Notes due October 15, 2005                  235,000 Interest rate of 6.40%
 Notes due January 15, 2007                  150,000 Interest rate of 7.625%
 Notes due July 15, 2018                     225,000 Interest rate of 6.95%
                                          ----------
                                          $  916,000
                                          ----------
 Purchase Contract Obligation
 due April 30, 2005                       $      301 Interest rate of 3.00%
                                          ----------
Total ComEd                               $  916,301
                                          ----------
Unicom Enterprises--
 Notes:
 Unicom Thermal Guaranteed Senior Note
  due May 30, 2012                        $  120,000 Interest rate of 7.38%
 Northwind Midway Guaranteed Senior Note
  due June 30, 2023                           11,523 Interest rate of 7.68%
 Unicom Mechanical Services Note
  due January 1, 2001                             13 Interest rate of 8.50%
                                          ----------
Total Unicom Enterprises                  $  131,536
                                          ----------
Total Unicom                              $1,089,347
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

  (13) Lines of Credit. ComEd had total unused bank lines of credit of $800 million at December 31, 1999. Of that amount, $500 million expires on December 15, 2000 and $300 million expires on December 17, 2002. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. ComEd is obligated to pay commitment and facility fees with respect to the line of credit.

  Unicom Enterprises has an unused $400 million credit facility which will expire December 15, 2000. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Such covenants include, among other things, (i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $3.5 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  (14) Disposal of Spent Nuclear Fuel. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has entered into a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. Pursuant to the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and the related interest is reflected on the Consolidated Balance Sheets. The contract also provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. This extended delay in spent nuclear fuel acceptance by the DOE has led to ComEd's consideration of additional dry storage alternatives. On July 30, 1998, ComEd filed a complaint against the United States in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of spent nuclear fuel in January 1998. On November 5, 1999, ComEd's case was stayed

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES pending the decision of the United States Court of Appeals for the Federal Circuit in several similar cases brought by other utilities.

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

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of December 31, 1999 and 1998 was as follows:

                                December 31, 1999                December 31, 1998
                         -------------------------------- --------------------------------
                                    Unrealized
                                      Gains/                         Unrealized
                         Cost Basis  (Losses)  Fair Value Cost Basis   Gains    Fair Value
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
Short-term investments.. $   41,362  $     95  $   41,457 $   40,907  $     42  $   40,949
U.S. Government and
 Agency issues..........    245,399    (1,993)    243,406    197,240    20,213     217,453
Municipal bonds.........    383,816      (940)    382,876    416,121    24,124     440,245
Corporate bonds.........    196,942    (5,699)    191,243    241,111     8,790     249,901
Common stock............    832,802   732,893   1,565,695    740,956   565,630   1,306,586
Other...................    125,072    (3,209)    121,863     11,345       838      12,183
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,825,393  $721,147  $2,546,540 $1,647,680  $619,637  $2,267,317
                         ==========  ========  ========== ==========  ========  ==========

  At December 31, 1999, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           Cost Basis Fair Value
                                                           ---------- ----------
                                                               (Thousands of
                                                                 Dollars)
      Within 1 year.......................................  $ 47,853   $ 48,421
      1 through 5 years...................................   263,588    263,117
      5 through 10 years..................................   227,927    225,860
      Over 10 years.......................................   409,823    400,358

  The net earnings of the nuclear decommissioning funds, which are recorded in the accumulated provision for depreciation, for the years 1999, 1998 and 1997 were as follows:

                                                   1999       1998       1997
                                                ---------- ---------- ----------
                                                     (Thousands of Dollars)
Gross proceeds from sales of securities.......  $1,765,000 $1,795,484 $2,163,522
Less cost based on specific identification....   1,718,151  1,728,092  2,088,300
                                                ---------- ---------- ----------
Realized gains on sales of securities.........  $   46,849 $   67,392 $   75,222
Other realized fund earnings, net of expenses.      62,927     40,374     39,123
                                                ---------- ---------- ----------
Total realized net earnings of the funds......  $  109,776 $  107,766 $  114,345
Unrealized gains..............................     101,510    190,503    198,741
                                                ---------- ---------- ----------
 Total net earnings of the funds..............  $ 211,286  $  298,269 $  313,086
                                                ========== ========== ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Securities held by certain trusts, which were established to provide for supplemental retirement benefits and executive medical claims, have been classified and accounted for as "available for sale." The estimated fair value of these securities, as determined by the trustee and based on published market data, as of December 31, 1999 was as follows:

                                                      Cost   Unrealized  Fair
                                                      Basis     Gain     Value
                                                     ------- ---------- -------
                                                       (Thousands of Dollars)
Short-term investments.............................. $   162  $   --    $   162
Registered investment companies.....................  21,641   12,471    34,112
                                                     -------  -------   -------
                                                     $21,803  $12,471   $34,274
                                                     =======  =======   =======

  Current Assets. Cash, temporary cash investments, cash held for redemption of securities and other cash investments, which include U.S. Government obligations and other short-term marketable securities, and special deposits, are stated at cost, which approximates their fair value because of the short maturity of these instruments. The securities included in these categories have been classified as "available for sale" securities.

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely ComEd's subordinated debt securities, transitional trust notes and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of December 31, 1999 and 1998 were as follows:

                                December 31, 1999                 December 31, 1998
                         --------------------------------- --------------------------------
                                    Unrealized
                          Carrying   Losses/                Carrying  Unrealized    Fair
                           Value     (Gains)    Fair Value   Value      Losses     Value
                         ---------- ----------  ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
ComEd preferred and
 preference stocks...... $   71,265 $      58   $   71,323 $  678,156  $ 11,500  $  689,656
ComEd-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely ComEd's
 subordinated debt
 securities............. $  350,000 $ (10,595)  $  339,405 $  350,000  $ 20,678  $  370,678
Transitional trust
 notes.................. $3,057,112 $(163,600)  $2,893,512 $3,382,821  $ 67,168  $3,449,989
Long-term debt.......... $4,757,062 $ (23,987)  $4,733,075 $5,911,757  $451,240  $6,362,997

  Long-term notes payable, which are not included in the above table, amounted to $53 million and $100 million as of December 31, 1999 and 1998, respectively. Such notes, for which interest is paid at fixed and prevailing rates, are included in the consolidated financial statements at cost, which approximates their fair value.

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of December 31, 1999 and 1998; therefore, the carrying value is equal to the fair value.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (16) Pension and Postretirement Benefits. As of December 31, 1999, ComEd had a qualified non-contributory defined benefit pension plan which covers all regular employees of ComEd and certain of Unicom's subsidiaries. Benefits under this plan reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The December 31, 1999 and 1998 pension liabilities and related data were determined using the January 1, 1999 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code. In 1998, Indiana Company's qualified defined benefit pension plan was merged into ComEd's pension plan as a result of the sale of Indiana Company's State Line Station and the transfer of its remaining employees to ComEd.

  ComEd and certain of Unicom's subsidiaries provide certain postretirement medical, dental and vision care, and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Generally, the employees become eligible for postretirement benefits if they retire no earlier than age 55 with ten years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The health care plans are contributory, funded jointly by the companies and the participating retirees. The December 31, 1999 and 1998 postretirement benefit liabilities and related data were determined using the January 1, 1999 actuarial valuations.

  Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, and the funded status of these plans for the years 1999 and 1998 were as follows:

                             Twelve Months Ended        Twelve Months Ended
                              December 31, 1999          December 31, 1998
                          -------------------------- --------------------------
                                          Other                      Other
                           Pension    Postretirement  Pension    Postretirement
                           Benefits      Benefits     Benefits      Benefits
                          ----------  -------------- ----------  --------------
                                        (Thousands of Dollars)
Change in benefit
obligation
-----------------
Benefit obligation at
 beginning of period....  $4,326,000    $1,236,000   $4,010,000    $1,139,000
Service cost............     120,000        41,000      115,000        38,000
Interest cost...........     285,000        82,000      273,000        78,000
Plan participants' con-
 tributions.............         --          4,000          --          3,000
Actuarial loss/(gain)...    (458,000)     (188,000)     165,000        25,000
Benefits paid...........    (241,000)      (51,000)    (237,000)      (47,000)
Special termination ben-
 efits..................      62,000        27,000          --            --
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,094,000    $1,151,000   $4,326,000    $1,236,000
                          ----------    ----------   ----------    ----------
Change in plan assets
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $4,015,000    $  865,000   $3,706,000    $  767,000
Actual return on plan
 assets.................     492,000       105,000      535,000       122,000
Employer contribution...       3,000        24,000       11,000        20,000
Plan participants' con-
 tributions.............         --          4,000          --          3,000
Benefits paid...........    (241,000)      (51,000)    (237,000)      (47,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan as-
  sets at end of period.  $4,269,000    $  947,000   $4,015,000    $  865,000
                          ----------    ----------   ----------    ----------
Plan assets
 greater/(less) than
 benefit obligation.....  $  175,000    $ (204,000)  $ (311,000)   $ (371,000)
Unrecognized net actuar-
 ial loss/(gain)........    (523,000)     (555,000)      36,000      (371,000)
Unrecognized prior serv-
 ice cost/(asset).......     (51,000)       41,000      (60,000)       48,000
Unrecognized transition
 obligation/(asset).....     (79,000)      276,000     (101,000)      323,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (478,000)   $ (442,000)  $ (436,000)   $ (371,000)
                          ==========    ==========   ==========    ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The assumed discount rate used to determine the benefit obligation as of December 31, 1999 and 1998 was 7.75% and 6.75%, respectively. The fair value of plan assets excludes $25 million and $21 million held in grantor trust as of December 31, 1999 and 1998, respectively, for the payment of benefits under the supplemental plan and $9 million and $7 million held in a grantor trust as of December 31, 1999 and 1998, respectively, for the payment of postretirement medical benefits.

  The components of pension and other postretirement benefit costs, portions of which were recorded as components of construction costs, for the years, 1999, 1998 and 1997 were as follows:

                                                  1999      1998       1997
                                                --------  ---------  ---------
                                                   (Thousands of Dollars)
Pension Benefit Costs
---------------------
Service cost..................................  $120,000  $ 115,000  $ 100,000
Interest cost on projected benefit obligation.   285,000    273,000    261,000
Expected return on plan assets................  (362,000)  (342,000)  (310,000)
Amortization of transition asset..............   (13,000)   (12,000)   (13,000)
Amortization of prior service asset...........    (4,000)    (4,000)    (4,000)
Recognized loss...............................     3,000      2,000      2,000
Curtailment (gain)/loss.......................    16,000        --      (5,000)
                                                --------  ---------  ---------
 Net periodic benefit cost....................  $ 45,000   $ 32,000  $  31,000
                                                ========  =========  =========
Other Postretirement Benefit Costs
----------------------------------
Service cost..................................  $ 41,000   $ 38,000  $  34,000
Interest cost on accumulated benefit
 obligation...................................    82,000     78,000     76,000
Expected return on plan assets................   (76,000)   (69,000)   (61,000)
Amortization of transition obligation.........    22,000     22,000     22,000
Amortization of prior service cost............     4,000      4,000      4,000
Recognized gain...............................   (14,000)   (14,000)   (13,000)
Severance plan cost...........................     1,000      6,000      8,000
Curtailment loss..............................    35,000        --         --
                                                --------  ---------  ---------
 Net periodic benefit cost....................  $ 95,000   $ 65,000  $  70,000
                                                ========  =========  =========

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

  The pension curtailment gain in December 1997 represents the recognition of prior service costs, the transition asset and the decrease in the projected benefit obligation related to the reduction in the number of employees due to Indiana Company's sale of State Line Station. The pension and other postretirement benefit curtailment losses in December 1999 represent the recognition of prior service costs and transition obligations, and an increase in the benefit obligations resulting from special termination benefits, related to the reduction in the number of employees due to ComEd's sale of the fossil stations.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The health care cost trend rates used to measure the expected cost of the postretirement medical benefits are assumed to be 8.0% for pre-Medicare recipients and 6.0% for Medicare recipients for 1999. Those rates are assumed to decrease in 0.5% annual increments to 5% for the years 2005 and 2001, respectively, and to remain level thereafter. The health care cost trend rates, used to measure the expected cost of postretirement dental and vision benefits, are a level 3.5% and 2.0% per year, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                    1 Percentage   1 Percentage
                                                   Point Increase Point Decrease
                                                   -------------- --------------
                                                      (Thousands of Dollars)
Effect on total 1999 service and interest cost
 components......................................    $  26,000      $ (20,000)
Effect on postretirement benefit obligation as of
 December 31, 1999...............................      190,000       (151,000)

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan, each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $32 million, $32 million and $33 million for the years 1999, 1998 and 1997, respectively.

  (17) Separation Plan Costs. O&M expenses included $10 million, $48 million and $39 million for the years 1999, 1998 and 1997, respectively, for costs related to voluntary separation offers to certain employees of ComEd and Indiana Company, as well as certain other employee-related costs. Such costs resulted in charges of $6 million (after-tax), or $0.03 per common share (diluted), $29 million (after-tax), or $0.13 per common share (dilutive) and $24 million (after-tax), or $0.11 per common share (diluted), for the years 1999, 1998 and 1997, respectively. See Note 5 regarding employee separation costs related to the fossil plant sale.

  (18) Income Taxes. The components of the net deferred income tax liability at December 31, 1999 and 1998 were as follows:

                                                              December 31
                                                         ----------------------
                                                            1999        1998
                                                         ----------  ----------
                                                             (Thousands of
                                                               Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs...........................  $2,815,972  $4,028,351
 Overheads capitalized.................................     159,836     140,922
 Repair allowance......................................     221,502     233,861
 Regulatory assets recoverable through future rates....     688,946     680,356
Deferred income tax assets:
 Postretirement benefits...............................    (376,538)   (331,651)
 Unamortized investment tax credits....................    (161,756)   (191,135)
 Regulatory liabilities to be settled through future
  rates................................................    (596,157)   (595,005)
 Nuclear plant closure.................................      (5,456)    (38,354)
 Other--net............................................    (321,522)   (146,224)
                                                         ----------  ----------
Net deferred income tax liability......................  $2,424,827  $3,781,121
                                                         ==========  ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The $1,356 million decrease in the net deferred income tax liability from December 31, 1998 to December 31, 1999 is comprised of a $1,377 million credit to net deferred income tax expense pertaining primarily to the fossil plant sale, a $7 million increase in regulatory assets net of regulatory liabilities pertaining to income taxes for the period, and $14 million related to other items. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities for both periods includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged/(credited) to continuing operations for the years 1999, 1998 and 1997 were as follows:

                                                  1999       1998      1997
                                               ----------  --------  ---------
                                                  (Thousands of Dollars)
Operating income:
 Current income taxes........................  $1,762,281  $304,889  $ 255,057
 Deferred income taxes.......................  (1,403,083)   50,134     62,501
 Investment tax credits deferred--net........     (25,828)  (27,730)   (31,015)
Other (income) and deductions:
 Current income taxes........................         457   (51,816)     1,116
 Deferred income taxes.......................      25,739    59,458   (385,994)
 Investment tax credits......................     (51,740)  (12,107)   (22,526)
                                               ----------  --------  ---------
Net income taxes charged/(credited) to con-
 tinuing operations..........................  $  307,826  $322,828  $(120,861)
                                               ==========  ========  =========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the years 1999, 1998 and 1997:

                                                    1999      1998      1997
                                                  --------  --------  ---------
                                                    (Thousands of Dollars)
Net income/(loss) before extraordinary items....  $597,245  $510,184  $(239,215)
Net income taxes charged/(credited) to continu-
 ing operations.................................   307,826   322,828   (120,861)
Provision for dividends on ComEd preferred and
 preference stocks..............................    23,756    56,884     60,486
                                                  --------  --------  ---------
Pre-tax income/(loss) before extraordinary items
 and provision for dividends....................  $928,827  $889,896  $(299,590)
                                                  --------  --------  ---------
Effective income tax rate.......................      33.1%     36.3%      40.3%
                                                  ========  ========  =========

  The principal differences between net income taxes charged/(credited) to continuing operations and the amounts computed at the federal statutory rate of 35% for the years 1999, 1998 and 1997 were as follows:

                                                    1999      1998      1997
                                                  --------  --------  ---------
                                                    (Thousands of Dollars)
Federal income taxes computed at statutory rate.  $325,089  $311,464  $(104,857)
Equity component of AFUDC which was excluded
 from taxable income............................      (436)     (390)    (8,320)
Amortization of investment tax credits, net of
 deferred income taxes..........................   (48,216)  (25,503)   (53,541)
State income taxes, net of federal income taxes.    45,882    40,899       (682)
Unrealized loss/(gain) on forward share
 repurchase contract............................    15,390       --         --
Earnings on nontax-qualified decommissioning
 fund...........................................    (8,915)      --         --
Differences between book and tax accounting,
 primarily property-related deductions..........   (20,968)   (3,642)    46,539
                                                  --------  --------  ---------
Net income taxes charged/(credited) to
 continuing operations..........................  $307,826  $322,828  $(120,861)
                                                  ========  ========  =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (19) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the years 1999, 1998 and 1997 were as follows:

                                                        1999     1998     1997
                                                      -------- -------- --------
                                                        (Thousands of Dollars)
Illinois public utility revenue...................... $    981 $114,981 $228,350
Illinois invested capital............................      --       --    99,503
Illinois electricity distribution tax................  114,241  110,026      --
Municipal utility gross receipts.....................   99,701  152,501  168,094
Real estate..........................................  115,208  125,521  151,508
Municipal compensation...............................   73,349   89,210   78,286
Energy assistance and renewable energy charge........   34,423   32,736      --
Other--net...........................................   70,550   74,859   75,145
                                                      -------- -------- --------
                                                      $508,453 $699,834 $800,886
                                                      ======== ======== ========

  Effective January 1, 1998, the Illinois invested capital tax was repealed and the Illinois electricity distribution tax was enacted as a replacement. The new tax is based on the kilowatthours delivered to ultimate consumers.

  The 1997 Act changed the nature of several state and municipal taxes that are collected through customer billings. Before August 1998, the utility taxes were assessed against the utility. Effective August 1998, the utility taxes are assessed on the electric consumer rather than the utility. Accordingly, ComEd records the collections as liabilities and no longer records the taxes collected through billings as revenues and tax expense. The reduction in operating revenues and taxes, except income taxes, due to the change in presentation for such taxes was approximately $174 million in 1999, compared to 1998, and $110 million in 1998, compared to 1997. This change in presentation for such taxes did not have an effect on operations.

  See Note 22 for additional information regarding Illinois invested capital taxes.

  (20) Lease Obligations of Subsidiary Companies. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $267 million, consisting of intermediate term notes, to finance the transactions. A commercial paper/bank borrowing portion expired on November 23, 1999. With respect to the intermediate term notes, $75 million expires on November 23, 2000, $40 million expires on November 23, 2001, $77 million expires on November 23, 2002 and $75 million expires on November 23, 2003. At December 31, 1999, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $270 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  As of December 31, 1999, future minimum rental payments, net of executory costs, for capital leases are estimated to aggregate to $298 million, including $121 million in 2000, $96 million in 2001, $48 million in 2002 and $33 million in 2003. The estimated interest component of such rental payments aggregates $27 million. The estimated portions of obligations due within one year under capital leases of $108 million and $195 million at December 31, 1999 and 1998, respectively, were included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at December 31, 1999 for operating leases are estimated to aggregate to $305 million, including $33 million in 2000, $27 million in 2001, $27 million in 2002, $24 million in 2003, $23 million in 2004 and $171 million in 2005-2043.

  (21) Joint Plant Ownership. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES charged to appropriate investment and O&M accounts, and provides its own financing. ComEd's net plant investment, including construction work in progress, in Quad Cities Station on the Consolidated Balance Sheets was $22 million at December 31, 1999, after reflecting the accounting impairment recorded in the second quarter of 1998. See Note 1, under "Regulatory Assets and Liabilities," for additional information.

  (22) Commitments and Contingent Liabilities. Purchase commitments, principally related to construction, nuclear fuel, and coal in support of certain power purchase agreements approximated $799 million at December 31, 1999, comprised of $670 million for ComEd, $27 million for UT Holdings, $24 million for Unicom Energy Services and $78 million for Unicom Power Holdings. In addition, ComEd has substantial commitments for expected capacity payments and fixed charges related to power purchase agreements. Upon completion of the fossil plant sale with EME, ComEd entered into arrangements to assign or settle a substantial portion of its coal purchase commitments and entered into purchase power agreements with EME. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program," for additional information regarding ComEd's purchase commitments.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts against Cotter on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter and in favor of the plaintiff, after an amended judgement was issued March 11, 1999, totaled approximately $6 million, including compensatory and punitive damages, interest, and medical monitoring. On February 11, 2000, the Tenth Circuit Court of Appeals agreed with Cotter, found that the trial judge had erred in critical rulings and reversed the jury verdict, remanding the case for new trial. A case involving the next group of plaintiffs is set for trial in federal district court in Denver on October 2, 2000. Although ComEd sold its investment in Cotter in February 2000, ComEd will continue to be liable for any court verdicts in favor of the plaintiffs. The other 1991 cases will necessarily involve the resolution of numerous contested issues of law and fact. It is Unicom and ComEd's assessment that these actions will not have a material impact on their financial position or results of operations.

  In August 1999, three class action lawsuits were filed against ComEd related to a series of service interruptions during the summer of 1999. The combined effect of these events resulted in over 100,000 customers losing service. On August 12, 1999, service was interrupted to ComEd customers on the near north and near west side of the City's central business district. While major commercial customers were affected, all service was restored on the same date. The class action complaints have been consolidated and seek to recover damages for personal injuries and property damage, as well as economic loss for these events. Further, ComEd initiated expedited claim settlements for those with primarily food spoilage claims. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. The lawsuits are pending in the Circuit Court of Cook County. ComEd has filed a motion challenging the legal sufficiency of the consolidated complaints. The plaintiff's response is due April 14, 2000 and any reply by ComEd is due May 12, 2000. The motion to dismiss is currently scheduled to be argued on May 23, 2000. ComEd's management believes adequate reserves have been established in connection with these cases.

  Following the above-referenced series of service interruptions, the ICC opened a three-phase investigation of the design and reliability of ComEd's transmission and distribution system. At the conclusion of each phase of the investigation, the ICC will issue a report that will include specific recommendations for ComEd and a timetable for executing the recommendations. Hearings on Phase I of the investigation were held the week of January 3, 2000, which focused on the outages of July and August 1999. Reports on Phase II and Phase III, focusing on the transmission and distribution system generally, are anticipated in the second quarter of 2000. The final phase of the investigation is expected to conclude in early 2001.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to then Northern Illinois Gas Company (Nicor Gas) as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. In the fourth quarter of 1999, ComEd re-evaluated its environmental remediation strategies. As a result of this re-evaluation, ComEd's current best estimate of its cost of former MGP site investigation and remediation is $93 million in current-year (2000) dollars (reflecting a discount rate of 6.5%). Such estimate, reflecting an estimated inflation rate of 3% and before the effects of discounting, is $182 million. It is expected that the costs associated with investigation and remediation of former MGP sites will be substantially incurred through 2012, however monitoring and certain other costs are expected to be incurred through 2042. ComEd's current estimate of its costs of former MGP site investigation and remediation of $93 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets as of December 31, 1999. The increase in ComEd's estimated costs of former MGP sites of $68 million in 1999 over 1998 was included in operation and maintenance expenses on Unicom and ComEd's Statements of Consolidated Operations. In addition, as of December 31, 1999 and 1998, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of sites other than former MGP sites. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated. While ComEd may have rights of reimbursement under insurance policies, amounts that may be recoverable from other entities are not considered in establishing the estimated liability for the environment remediation costs.

  The IDR has issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1997. The alleged deficiencies, including interest and penalties, totaled approximately $52 million as of December 31, 1999. ComEd has protested the notices, and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accumulate on the alleged tax deficiencies.

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

  As part of the settlement agreement, ComEd and the City have agreed to a revised combination of ongoing work under the franchise agreement and new initiatives that will result in defined transmission and distribution expenditures by ComEd to improve electric service in the City. The settlement agreement provides that ComEd will be subject to liquidated damages if the projects are not completed by various dates, unless it is prevented from doing so by events beyond its reasonable control. ComEd's current construction budget considers these projects. In addition, ComEd and the City established an Energy Reliability and Capacity Account, into which ComEd deposited $25 million following the effectiveness of the settlement agreement and ComEd has conditionally agreed to deposit up to $25 million at the end of each of the years 2000, 2001 and 2002, to help ensure an adequate and reliable electric supply for the City.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The 1997 Act also committed ComEd to spend at least $2 billion from 1999 through 2004 on transmission and distribution facilities outside of the City.

  (23) Segment Reporting. Unicom's reportable operating segments as determined under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" include its regulated electric utility and its unregulated business operations. Unicom's reportable segments are managed separately because of their different regulatory and operating environments. Unicom evaluates their performance based on net income.

  ComEd is an electric utility which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in Northern Illinois. ComEd's rates and services are subject to federal and state regulations.

  Unicom's unregulated business operations, including energy services and development of new business ventures, are not subject to utility regulation by federal or state agencies. Prior to 1999, unregulated business operations were predominately in a developmental stage and did not meet the revenue, asset or net income criteria for a reportable segment under SFAS 131. However, as a result of the December 1999 fossil plant sale, as described in Note 5, the assets of unregulated businesses exceeded 10% of Unicom's total assets and, as such, constitute a reportable segment. The assets of the unregulated businesses include $2.2 billion at December 31, 1999 representing special deposits and unused cash proceeds resulting from the fossil plant sale. The assets of the unregulated businesses also include receivables of $813 million recorded in connection with forward share repurchase arrangements as discussed in Note 7.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--Concluded

  The accounting policies of the segments are the same as those described in
Note 1. Unicom's financial data for business segments are as follows:

                             Electric    Unregulated  Reconciliation
                              Utility    Businesses   & Elimination     Total
                            -----------  -----------  -------------- -----------
         1999                             (Thousands of Dollars)
Operating Revenue.........  $ 6,766,892  $  107,729    $   (26,674)  $ 6,847,947
Intersegment Revenue......  $     9,434  $   17,240    $   (26,674)  $       --
Depreciation, Amortization
 and Decommissioning......  $   836,145  $    7,103    $       --    $   843,248
Interest and Dividend
 Income...................  $    60,231  $    8,957    $   (10,646)  $    58,542
Interest Expense--Net.....  $   545,352  $   28,858    $   (10,646)  $   563,564
Income Tax
 Expense/(Benefit)........  $   352,222  $  (20,107)   $       --    $   332,115
Net Income/(Loss).........  $   622,729  $  (29,307)   $   (23,756)  $   569,666
Total Assets..............  $23,160,265  $3,720,376    $(3,474,608)  $23,406,033
Capital Expenditures......  $ 1,083,398  $  120,666    $       --    $ 1,204,064

         1998
Operating Revenue.........  $ 7,088,542  $   20,967    $    (6,099)  $ 7,103,410
Intersegment Revenue......  $     6,099  $      --     $    (6,099)  $       --
Depreciation, Amortization
 and Decommissioning......  $   937,604  $    5,684    $       --    $   943,288
Interest and Dividend
 Income...................  $    15,450  $    4,755    $    (1,573)  $    18,632
Interest Expense--Net.....  $   450,162  $   15,293    $    (1,573)  $   463,882
Income Tax
 Expense/(Benefit)........  $   378,423  $  (28,374)   $       --    $   350,049
Net Income/(Loss).........  $   594,206  $  (27,138)   $   (56,884)  $   510,184
Total Assets..............  $25,450,577  $  389,792    $  (149,896)  $25,690,473
Capital Expenditures......  $   945,342  $   21,152    $       --    $   966,494

         1997
Operating Revenue.........  $ 7,073,088  $   14,331    $    (4,397)  $ 7,083,022
Intersegment Revenue......  $     4,397  $      --     $    (4,397)  $       --
Depreciation, Amortization
 and Decommissioning......  $ 1,001,149  $    3,940    $       --    $ 1,005,089
Interest and Dividend
 Income...................  $     4,911  $    3,590    $    (1,002)  $     7,399
Interest Expense--Net.....  $   487,664  $   10,505    $    (1,002)  $   497,167
Income Tax
 Expense/(Benefit)........  $   327,061  $  (20,513)   $       --    $   306,548
Net Income/(Loss).........  $  (773,773) $  (18,591)   $   (60,486)  $  (852,850)
Total Assets..............  $22,458,403  $  352,161    $  (110,814)  $22,699,750
Capital Expenditures......  $   969,626  $   73,685    $       --    $ 1,043,311

(24) Subsequent Event. In January 2000, Unicom physically settled the forward share repurchase arrangements it had with financial institutions for the repurchase of 26.3 million Unicom common shares. Prior to settlement, the repurchase arrangements were recorded as a receivable on Unicom's Consolidated Balance Sheets based on the aggregate market value of the shares under the arrangements. In 1999, net unrealized losses of $44 million (after-tax), or $0.20 per common share were recorded related to the arrangements. The settlement of the arrangements in January 2000 resulted in a gain of $113 million (after-tax), which will be recorded in the first quarter of 2000. The settlement of the arrangements will also result in a reduction in Unicom's outstanding common shares and common stock equity, effective January 2000.

                                                                     SCHEDULE II


                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                             (Thousands of Dollars)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

          Column A            Column B      Column C       Column D      Column E
----------------------------  --------- ----------------- ----------     --------
                                            Additions
                                        -----------------
                               Balance  Charged
                                 at     to Costs Charged                 Balance
                              Beginning   and    to Other                 at End
         Description           of Year  Expenses Accounts Deductions     of Year
----------------------------  --------- -------- -------- ----------     --------
For the Year Ended December
          31, 1997
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts..................  $ 12,893  $ 53,756  $  --   $ (49,105)     $ 17,544
                              ========  ========  ======  =========      ========
 Estimated obsolete materi-
  als.......................  $ 12,302  $ 62,000  $  --   $ (32,559)     $ 41,743
                              ========  ========  ======  =========      ========
Other Reserves:
 Estimated closing costs for
  Zion Station (c)..........  $    --   $194,000  $  --   $     --       $194,000
                              ========  ========  ======  =========      ========
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....  $ 32,522  $  2,410  $  --   $  (2,910)(a)  $ 32,022
                              ========  ========  ======  =========      ========
 Accumulated provision for
  injuries and damages......  $ 53,972  $  8,565  $4,939  $ (18,213)(b)  $ 49,263
                              ========  ========  ======  =========      ========
For the Year Ended December
          31, 1998
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts..................  $ 17,544  $ 62,059  $  --   $ (30,958)     $ 48,645
                              ========  ========  ======  =========      ========
 Estimated obsolete materi-
  als.......................  $ 41,743  $ 23,945  $  --   $ (41,928)     $ 23,760
                              ========  ========  ======  =========      ========
Other Reserves:
 Estimated closing costs for
  Zion Station (c)..........  $194,000  $    --   $  --   $(114,970)     $ 79,030
                              ========  ========  ======  =========      ========
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....  $ 32,022  $  6,950  $  --   $  (6,950)(a)  $ 32,022
                              ========  ========  ======  =========      ========
 Accumulated provision for
  injuries and damages......  $ 49,263  $ 10,114  $8,875  $ (20,796)(b)  $ 47,456
                              ========  ========  ======  =========      ========
For the Year Ended December
          31, 1999
----------------------------
Reserve Deducted From Assets
 in Consolidated Balance
 Sheet:
 Provision for uncollectible
  accounts..................  $ 48,645  $ 90,254  $  --   $ (88,085)     $ 50,814
                              ========  ========  ======  =========      ========
 Estimated obsolete materi-
  als.......................  $ 23,760  $ 19,263  $  --   $ (15,968)     $ 27,055
                              ========  ========  ======  =========      ========
Other Reserves:
 Estimated closing costs for
  Zion Station (c)..........  $ 79,030  $    --   $  --   $ (79,030)     $    --
                              ========  ========  ======  =========      ========
 Estimated liabilities asso-
  ciated with remediation
  costs and former manufac-
  tured gas plant sites.....  $ 32,022  $ 73,729  $  --   $  (5,651)(a)  $100,100
                              ========  ========  ======  =========      ========
 Accumulated provision for
  injuries and damages......  $ 47,456  $ 27,868  $6,477  $ (27,204)(b)  $ 54,597
                              ========  ========  ======  =========      ========

Notes:
(a) Expenditures for site investigation and remediation costs.
(b) Payments of claims and related costs.
(c) Estimated closing costs related to the permanent cessation of nuclear generation operations and retirement of facilities at ComEd's Zion Station.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                      F-62