Form 10-K/A
period 1999-12-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 2000-05-01
CIK 918040, 22606

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                         Amendment No. 1 to Form 10-K

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                              UNICOM CORPORATION
                                      and
                          COMMONWEALTH EDISON COMPANY

                                  FORM 10-K/A

                  For the Fiscal Year Ended December 31, 1999

This document contains amendments to the Annual Reports on Form 10-K for the fiscal year ended December 31, 1999 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representations as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation.

                              UNICOM CORPORATION

The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth on the pages attached hereto:

  1. Part III: Item 10--Directors and Executive Officers of the Registrant.

  2. Part III: Item 11--Executive Compensation.

  3. Part III: Item 12--Security Ownership of Certain Beneficial Owners and Management.

  4. Part III: Item 13--Certain Relationships and Related Transactions.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Elizabeth Anne Moler resigned from the Unicom and ComEd boards of directors on December 31, 1999, to become a Senior Vice President of Unicom and ComEd. Donald P. Jacobs is retiring as a director of Unicom and ComEd after serving as a director of Unicom since its incorporation in 1994 and as a director of ComEd since 1979. His contributions to Unicom and to ComEd have been many and are gratefully appreciated. The vacancies created by Ms. Moler's resignation and Mr. Jacob's retirement are not being filled, and the number of directors is being reduced to nine.

Nine directors are to be elected at the annual meeting to serve terms of one year and until their respective successors have been elected. The nominees for director, all of whom are now serving as directors of Unicom and ComEd, are listed below together with certain biographical information. Except as otherwise indicated, each nominee for director has been engaged in his or her present principal occupation for at least the past five years. Unicom was formed in 1994.

Biographical Information of Unicom Directors

Edward A. Brennan, age 66. Director of Unicom and ComEd since 1995. Retired. Chairman and CEO of Sears, Roebuck and Co. (retail merchandiser) for more than five years prior to his retirement in August 1995. Chairman of Compensation Committee. Other directorships: The Allstate Corporation, AMR Corporation, Dean Foods Company, Minnesota Mining and Manufacturing Company, Morgan Stanley Dean Witter & Co. and The SABRE Group Holdings, Inc.

Carlos H. Cantu, age 66. Director of Unicom and ComEd since July 31, 1998. Retired. President and Chief Executive Officer of The ServiceMaster Company (service businesses) from January 1, 1994 through October 1, 1999. Other directorships: The ServiceMaster Company, First Tennessee National Corporation.

James W. Compton, age 62. Director of Unicom since 1994 and ComEd since 1989. President and Chief Executive Officer of the Chicago Urban League (a non-profit agency). Chairman of Audit and Compliance Committee and member of Compensation Committee. Other directorships: Ariel Mutual Funds and Highland Community Bank.

Bruce DeMars, age 64. Director of Unicom and ComEd since 1996. Vice President and Secretary of DeMars, Inc. (consulting firm) since May 1997 and Partner, Trident Merchant Group since May 1998. Admiral, United States Navy and Director, Naval Nuclear Propulsion Program for more than five years prior to his retirement in October 1996. Member of Audit and Compliance Committee. Other directorship: McDermott International.

Sue L. Gin, age 58. Director of Unicom since 1994 and ComEd since 1993. Founder, Owner, Chairman and Chief Executive Officer of Flying Food Group, Inc. (in-flight catering company). Chairperson of Business Development Committee and member of Audit and Compliance and Governance and Nominating Committees.

Edgar D. Jannotta, age 68. Director of Unicom and ComEd since 1994. Senior Director of William Blair & Company, L.L.C. (investment banking and brokerage company) since January 1996. For more than five years prior thereto, Managing Partner of William Blair & Company and Senior Partner during 1995. Chairman of Governance and Nominating Committee and member of Business Development Committee. Other directorships: AAR Corp., AON Corporation, Bandag, Incorporated and Molex Incorporated.

John W. Rogers, Jr., age 42. Director of Unicom and ComEd since 1999. President of Ariel Capital Management, Inc., an institutional money management firm which he founded in 1983. Ariel Capital Management also serves as the investment advisor, administrator and distributor for Ariel Mutual Funds. Member of Governance and Nominating and Business Development Committees. Other directorships: AON Corporation, Bank One Corporation, Burrell Communications Group, Inc. and GATX Corporation.

John W. Rowe, age 54. Director, Chairman, President and Chief Executive Officer of Unicom and ComEd since March 16, 1998. President and Chief Executive Officer of New England Electric System from February 1989 to March 1998. Other directorships: Fleet Boston Financial, UnumProvident Corporation and Wisconsin Central Transportation Corporation.

Richard L. Thomas, age 69. Director of Unicom and ComEd since July 31, 1998. Retired. Chairman of First Chicago NBD Corporation (banking and financial services) from 1995 to 1996 and of The First National Bank of Chicago from 1992 to 1996. Member of the Audit and Compliance and Compensation Committees. Other directorships: IMC Global Inc., The PMI Group, Inc., The SABRE Group Holdings, Inc. and Sara Lee Corporation.

Item 11. Executive Compensation.

Executive Compensation

The following table sets forth certain information relating to the compensation during the past three calendar years of the person who served as the Chief Executive Officer during 1999 and the other four most highly compensated executive officers of Unicom or ComEd at December 31, 1999.

                          Summary Compensation Table

                                    Annual Compensation                  Long-Term Compensation
                             ----------------------------------- --------------------------------------
                                          Bonus                         Awards             Payouts
                                     ----------------            --------------------- ----------------
                                                                                         LTIP Payouts
                                                                                       ----------------
                                                         Other              Securities
                                                        Annual              Underlying                   All Other
                                              Stock-    Compen-  Restricted  Options/           Stock-    Compen-
       Name and              Salary   Cash   Based(1)  sation(2)  Stock(3)     SARs     Cash   Based(1)  sation(4)
  Principal Position    Year    $       $       $          $         $          #         $       $          $
  ------------------    ---- ------- ------- --------  --------- ---------- ---------- ------- --------  ---------
John W. Rowe(5)........ 1999 957,692 529,125 529,125*    55,112       --     123,000   475,246 203,677*     42,478
 Chairman (Chief        1998 726,923 484,209 484,209*   215,117       --     250,000   343,219  52,537*  2,728,076
 Executive Officer)     1997     --      --      --         --        --         --        --      --          --
 Unicom and ComEd

Oliver D. Kingsley,
 Jr.(6)................ 1999 544,385     --  594,000*   175,502   231,562     40,000       --  322,488*     24,139
 Executive Vice
  President             1998 475,000     --  383,332*   220,713       --      35,000       --  187,984*     20,994
 Unicom and ComEd       1997  82,212     --      --     202,828   560,000     25,000   182,712  10,777*    378,395

Robert J. Manning...... 1999 401,931 210,456  70,152*       --        --      40,000   102,229 102,229*     18,327
 Executive Vice
  President             1998 375,035 184,958  61,653*       --        --      35,000    43,469  43,469*     22,132
 Unicom and ComEd       1997 312,802  86,319  28,773*       --    291,250     25,000    42,153  42,153*     19,894

Pamela B. Strobel...... 1999 375,131 208,961  69,654*       --        --      30,000    84,410  84,410*     16,483
 Executive Vice
  President             1998 341,000 137,341  58,861*       --        --      20,000    42,528  42,528*     20,347
 and General Counsel    1997 304,970  41,742  13,914*       --    291,250     17,500    33,605  33,605*     19,247
 Unicom and ComEd

David R. Helwig(7)..... 1999 355,115 177,071 177,071*       --    479,256     25,000       --  144,206*     15,702
 Senior Vice President  1998 312,500     --  196,727*       --        --      22,000       --   85,747*    285,875
 Unicom and ComEd       1997     --      --      --         --        --         --        --      --          --

-------
(1) All of the amounts shown under "Bonus--Stock-Based" and "LTIP Payouts-- Stock-Based" were either paid in shares of Unicom common stock or were deferred and are deemed to be invested in shares of Unicom's common stock, and thus fully "at risk" until the end of the deferral period. Deferred amounts are noted with an asterisk. See note 7 to the "Security Ownership of Certain Beneficial Owners and Management" table on page 15.
(2) Excludes perquisites and other benefits, unless the aggregate amount of such compensation is at least the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named executive officer. For 1999, includes $13,276 and $66,345 paid to Messrs. Rowe and Kingsley for the payment of taxes and $75,000 paid to Mr. Kingsley as a living cost allowance and $15,395 paid for financial and legal services for Mr. Rowe. For 1998, includes $89,381 and $132,077 paid to Messrs. Rowe and Kingsley, respectively, for reimbursements for the payment of taxes, $108,340 paid to Mr. Rowe for moving expenses and $75,000 paid to Mr. Kingsley as a living cost allowance. For 1997, includes payments to Mr. Kingsley of $74,065 for moving expenses, $75,000 as a living cost allowance and $53,251 for reimbursement of taxes.
(3) The value shown is as of the date of grant. Dividends are paid or accrued on restricted stock awards at the same rate as paid to all shareholders. As of December 31, 1999, Mr. Manning had an aggregate of 5,000 shares of restricted stock worth $167,500, Ms. Strobel had an aggregate of 10,000 shares of restricted stock worth $335,000, Mr. Helwig had an aggregate of 12,000 shares of restricted stock worth $402,000 and Mr. Kingsley had an aggregate of 16,500 shares of restricted stock worth $552,750.
(4) Amounts shown include matching contributions made by ComEd pursuant to the ComEd Employee Savings and Investment Plan ("ESIP"), matching contributions made by ComEd pursuant to the ComEd Excess

   Benefit Savings Plan and premiums and administrative service fees paid by ComEd on behalf of the named individuals under various group life insurance plans. For the year 1999, contributions made to the ESIP amounted to $6,960, $6,960, $4,184, $4,518 and $4,547 on behalf of Mr. Rowe, Mr. Kingsley,
   Mr. Manning, Ms. Strobel and Mr. Helwig, respectively. Contributions made to the ComEd Excess Benefit Savings Plan during 1999 totaled $34,700, $16,720, $12,311, $11,104 and $10,901 on behalf of Mr. Rowe, Mr. Kingsley, Mr. Manning, Ms. Strobel and Mr. Helwig, respectively. Premiums and administrative service fees paid during 1999 for Split Dollar Life, Accidental Death and Travel Accident insurance policies for Mr. Rowe, Mr. Kingsley, Mr. Manning, Ms. Strobel and Mr. Helwig, respectively, are as follows: $818, $459, $1,832, $861 and $254. For the year 1998, contributions made to the ESIP amounted to $7,287, $4,246, $4,350 and $1,915 on behalf of Mr. Kingsley, Mr. Manning, Ms. Strobel and Mr. Helwig, respectively. Contributions made to the ComEd Excess Benefit Savings Plan during 1998 totaled $31,621, $13,375, $11,079, $9,787 and $8,960 on behalf of Mr. Rowe,
   Mr. Kingsley, Mr. Manning, Ms. Strobel and Mr. Helwig, respectively. Premiums and administrative service fees paid during 1998 for Split Dollar Life, Accidental Death and Travel Accident insurance policies for Mr. Rowe, Mr. Kingsley, Mr. Manning and Ms. Strobel, respectively, are as follows:
   $96,455, $332, $6,807 and $6,210. ComEd is entitled to recover the premiums and administrative service fees from any amounts paid by the insurer on such Split Dollar Life policies and has retained a collateral interest on each policy to the extent of the premiums and administrative service fees paid with respect to such policy. Includes a $2,000,000 lump sum payment to Mr. Rowe in 1998 as partial compensation for actual compensation, benefits and programs which Mr. Rowe was, or was reasonably expected to become, entitled to receive from his previous employer, and a payment of $600,000 as an inducement to enter into his employment agreement. For 1997, includes $375,000 paid to Mr. Kingsley as an inducement to enter into his employment agreement. For 1998, includes $275,000 paid to Mr. Helwig as an inducement to enter into his employment agreement.
(5)  Mr. Rowe commenced employment on March 16, 1998.
(6)  Mr. Kingsley commenced employment on November 1, 1997.
(7)  Mr. Helwig commenced employment on January 19, 1998.

                     Option/SAR Grants in Last Fiscal Year

                                       Individual Grants
                         ----------------------------------------------
                          Number of
                          Securities    % of Total
                          Underlying   Options/SARs Exercise            Grant Date
                         Options/SARs   Granted to  or Base              Present
                          Granted(1)   Employees in  Price   Expiration  Value(2)
   Name                       #        Fiscal Year  $ /Share    Date        $
   ----                  ------------  ------------ -------- ---------- ----------
John W. Rowe (CEO)......   110,000         5.99       35.75   1/24/09    $712,250
John W. Rowe (CEO)......    13,000(3)      0.71      35.563   3/03/09      84,175
Oliver D. Kingsley,
 Jr.....................    40,000         2.18       35.75   1/24/09     259,000
Robert J. Manning.......    40,000         2.18       35.75   1/24/09     259,000
Pamela B. Strobel.......    30,000         1.63       35.75   1/24/09     194,250
David R. Helwig.........    25,000         1.36       35.75   1/24/09     161,875

-------
(1) Except as noted in note 3 below, each option becomes exercisable in equal annual increments on the first, second and third anniversaries of the grant date, subject to acceleration in the event that termination after a change in control of Unicom occurs. The options do not include any stock appreciation rights.
(2) The "grant date present value" is based upon the Black-Scholes option-pricing model. The actual value, if any, an executive may realize upon exercise of the option will depend on the excess of the stock price over the exercise price on the date the option is exercised. Consequently, there is no assurance the value realized by an executive will be at or near the value estimated by the Black-Scholes model. The principal assumptions incorporated into the valuation model by Unicom for the options expiring 1/24/09 and 3/03/09 are as follows: (i) expected time to exercise of seven years, (ii) dividend yield rate of 4.5%, (iii) risk-free interest rate of 4.83% and (iv) expected volatility of 23.02%.
(3) Mr. Rowe received this grant of options as a premium for deferring half of his 1998 Annual Incentive Award. Half of this grant vested immediately and the balance vested on the first anniversary of the grant date.

      Aggregated Option Exercises in 1999 and 1999 Year-End Option Value

                                               Underlying Unexercised     Value of Unexercised
                          Shares                     Options at          In-The-Money Options at
          Name           Acquired                 December 31, 1999         December 31, 1999(1)
          ----              on       Value    ------------------------- -------------------------
                         Exercise Realized(1) Exercisable Unexercisable Exercisable Unexercisable
                            #          $           #            #            $            $
                         -------- ----------- ----------- ------------- ----------- -------------
John W. Rowe (CEO)......     0          0       89,834       283,166        5,167      10,333
Oliver D. Kingsley,
 Jr.....................     0          0       28,334        71,666       91,669      45,831
Robert J. Manning.......     0          0       45,834        71,666      326,454      93,221
Pamela B. Strobel.......     0          0       30,334        49,166      226,519      65,254
David R. Helwig.........     0          0        7,334        39,666        6,875      13,745

--------
(1) Market value less exercise price, before payment of applicable income taxes.

             Long-term Incentive Plans--Awards in Last Fiscal Year

                                                             Estimated Future Payouts Under
                           Number of   Performance or Other   Non-Stock Price-Based Plans
                         Shares, Units     Period Until     --------------------------------
                           or Other         Maturation      Threshold    Target    Maximum
          Name             Rights(1)       or Payout(2)       Number     Number     Number
          ----           ------------- -------------------- --------------------- ----------
                                                             (Number of Performance Units)
John W. Rowe (CEO)......   12,694.32         3 years         6,347.16   12,694.32  25,388.64
Oliver D. Kingsley,
 Jr.....................    6,093.27         3 years         3,046.64    6,093.27  12,186.55
Robert J. Manning.......    4,804.31         3 years         2,402.16    4,804.31   9,608.62
Pamela B. Strobel.......    3,905.94         3 years         1,952.97    3,905.94   7,811.89
David R. Helwig.........    3,235.42         3 years         1,617.71    3,235.42   6,470.85

--------
(1) Long-term performance unit awards were established in 1994 for executive and group level employees under the Unicom Corporation Long-Term Incentive Plan. The awards are based on a three-year performance period. For the awards described in the table, the number of units initially awarded to a participant is determined by dividing a percentage of base salary (including income from current compensation units under Unicom's and ComEd's Deferred Compensation Unit Plans) by $38.403. The applicable percentages for the individuals shown in the table are: 50% for Mr. Rowe; 45% for Mr. Kingsley; 45% for Mr. Manning; 40% for Ms. Strobel; and 35% for Mr. Helwig. If a promotion changes the applicable percentage of salary, awards are pro-rated accordingly. Payouts are based on achievement of corporate shareholder value added and customer satisfaction goals as well as specific business unit strategic initiatives over the three-year performance period ending December 31, 2001. The dollar value of a payout will be determined by multiplying (a) the number of units applicable by (b) the average closing price of Unicom common stock as reported in the Wall Street Journal as New York Stock Exchange Composite Transactions during the calendar quarter ending on December 31, 2001 by (c) the level of performance achieved. Payments will be made half in cash and half in the form of unrestricted shares of Unicom common stock. A participant may elect to defer receipt of up to 100% of the total award (net of applicable taxes) under the Unicom Corporation Stock Bonus Deferral Plan and receive, after such deferral, the deferred amount in the form of unrestricted shares of Unicom common stock.
(2)  Three-year period ending December 31, 2001.

 Service Annuity System

The following table sets forth the annual retirement benefits payable under ComEd's Service Annuity System (including payments under a supplemental management retirement plan) to employees who retire at age 65 at stated levels of compensation and years of service at retirement (in 1999).

                              PENSION PLAN TABLE

 Highest
  4-Year
 Average     Annual Normal Retirement Benefits After Specified Years of
 Earnings                             Service*
 --------    ----------------------------------------------------------
               15       20        25         30         35         40
               --       --        --         --         --         --
$  100,000  $ 31,936 $ 42,472 $   52,368 $   61,784 $   70,842 $   79,633
   200,000    63,872   84,945    104,735    123,568    141,684    159,266
   300,000    95,808  127,417    157,103    185,351    212,526    238,899
   400,000   127,744  169,889    209,470    247,135    283,368    318,532
   500,000   159,681  212,362    261,838    308,919    354,211    398,165
   600,000   191,617  254,834    314,206    370,703    425,053    477,798
   700,000   223,553  297,307    366,573    432,487    495,895    557,431
   800,000   255,489  339,779    418,941    494,271    566,737    637,064
   900,000   287,425  382,251    471,308    556,054    637,579    716,696
 1,000,000   319,361  424,724    523,676    617,838    708,421    796,329
 1,100,000   351,297  467,196    576,044    679,622    779,263    875,962
 1,200,000   383,233  509,668    628,411    741,406    850,105    955,595
 1,300,000   415,169  552,141    680,779    803,190    920,948  1,035,228
 1,400,000   447,106  594,613    733,146    864,974    991,790  1,114,861
 1,500,000   479,042  637,085    785,514    926,757  1,062,632  1,194,494
 1,600,000   510,978  679,558    837,882    988,541  1,133,474  1,274,127
 1,700,000   542,914  722,030    890,249  1,050,325  1,204,316  1,353,760
 1,800,000   574,850  764,503    942,617  1,112,109  1,275,158  1,433,393
 1,900,000   606,786  806,975    994,984  1,173,893  1,346,000  1,513,026
 2,000,000   638,722  849,447  1,047,352  1,235,677  1,416,842  1,592,659

--------
* An employee may elect a marital annuity for a surviving spouse which would reduce the employee's normal retirement benefits. The amounts shown reflect certain assumptions as to total earnings, but do not reflect any reduction for Social Security benefits.

Service Annuity System. ComEd maintains a non-contributory pension plan, the Service Annuity System, for all regular employees of ComEd. The Service Annuity System ("Plan") provides benefits upon retirement at age 65 which are based upon years of credited service and percentages of the employee's highest consecutive four-year average annual base pay, which includes basic compensation and certain incentive pay. An employee with at least 10 years of service may retire prior to attaining age 65 (but not prior to age 50) and will receive reduced benefits if retirement is prior to age 60. A non-executive employee may work beyond age 65 with additional benefits accruing for earnings and service after age 65. Contributions to the Plan by ComEd are based upon actuarial determinations that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. Compensation used in the computation of annual retirement benefits under the Plan is substantially equivalent to the amounts shown in the "Salary" and "Bonus" columns under the "Annual Compensation" heading of the Summary Compensation Table. The compensation used in the computation of annual retirement benefits under the Plan is limited by the Internal Revenue Code as of January 1, 2000 to $170,000 (which number is subject to adjustment for increases in the cost of living) for any one employee. Any reduction in the annual retirement benefits payable to management employees under the Plan as a result of any limitations imposed by the Internal Revenue Code is restored under a supplemental management retirement plan maintained by ComEd, which also provides retirement benefits granted under employment agreements or other arrangements. Thus, annual retirement benefits, as set forth in the Pension Plan Table above, are based on the amounts shown in the "Salary" and "Bonus" columns under the "Annual Compensation" heading of the Summary Compensation Table, without limitation as a result of the application of the provisions of the Internal Revenue Code. The approximate number of years of credited service under the Plan or, if applicable, under the supplemental management retirement plan, for the persons named in the Summary Compensation Table are as follows: John W. Rowe, 22 years; Robert J. Manning, 36 years; Oliver D. Kingsley, 17 years; Pamela B. Strobel, 7 years; and David R. Helwig, 2 years.

 Employment Agreements

 John W. Rowe

Unicom and ComEd have an employment agreement with John W. Rowe, pursuant to which he became Chairman, President and Chief Executive Officer of each company on March 16, 1998. The agreement provides that Mr. Rowe will be paid an annual base salary of at least $900,000. Unicom also granted Mr. Rowe an option to purchase 250,000 shares of common stock with an option price equal to the fair market value of the common stock as of March 16, 1998. Such options become exercisable in equal installments on March 16 of 1999, 2000, and 2001, and expire on March 15, 2008. In accordance with the terms of his employment agreement, Mr. Rowe was not entitled to any additional grants of stock options during 1998.

The employment agreement with Mr. Rowe further provides that Mr. Rowe will participate in Unicom's Annual Incentive Award Program and will receive an annual incentive award for 1998 and 1999 that shall equal at least $600,000. The employment agreement was amended to provide that Mr. Rowe's annual incentive awards for 1998 and 1999 would be paid half in cash and half in Unicom common stock, and that the guaranteed portion of Mr. Rowe's annual incentive award for 1998 and 1999 would be paid 50% in cash and 50% as a grant of shares of Unicom common stock, half of which vested on the date the annual incentive would otherwise be paid (the "Grant Date") and half of which vested on the anniversary of the Grant Date. In connection with this grant of shares, Mr. Rowe also received, on the Grant Date, an option to purchase 13,000 of Unicom common stock, which was the number of shares with a value as of the Grant Date of $90,000 (determined using the pricing models used by the Compensation Committee). Such option became exercisable 50% on the Grant Date and 50% on the first anniversary thereof.

Mr. Rowe participates in the Unicom Long-Term Performance Unit Award Program, and any award payable under such Program with respect to the three-year performance periods ending on December 31, 1998, 1999, or 2000 will be made as though he had participated in the Program throughout such performance periods (except in the case of a termination of employment). Mr. Rowe agreed to defer receipt of the stock portion of any incentive award under the Unicom Corporation Stock Bonus Deferral Plan. As partial compensation for actual compensation, benefits and programs that Mr. Rowe was, or was reasonably expected to become, entitled to receive from his previous employer, he received a lump-sum payment of $2,000,000. In addition, Mr. Rowe received $600,000 as an inducement to enter into the employment agreement.

Mr. Rowe's employment agreement provides for a retirement benefit equal to the amount that would have been payable under the Service Annuity System (plus amounts payable under the ComEd Supplemental Management Retirement Plan) for an employee who retires at age 60 (or such greater age if Mr. Rowe should become eligible for the retirement benefit after attaining the age of 60) calculated based on the assumption that Mr. Rowe had completed 20 years of credited service as well as his actual years of credited service.

The employment agreement with Mr. Rowe provides for severance payments to Mr. Rowe if he should be terminated without cause or if he should terminate the employment agreement for good reason (as defined in the agreement) equal to his base salary at the time of such termination, together with a formula annual incentive award (as defined in the agreement), until the later of March 16, 2001 or one year after termination (if such termination should occur before March 16, 2001), or one year after the date of termination (if such termination should occur after March 16, 2001), and a continuation of health and life insurance benefits during such period, plus retirement benefits. In addition, any unvested options shall continue to become exercisable during such period, except that any unvested portion of the deferred shares and additional option granted to Mr. Rowe pursuant to the amendment to his employment agreement described above will immediately become fully exercisable upon any such termination of employment. If the termination occurs within 24 months following a change in control of Unicom, such benefits will be paid for three years after the date of termination.

Mr. Rowe agreed not to use for his own benefit or disclose any confidential information of Unicom or ComEd during or after the term of his employment, and not to compete with Unicom or ComEd or solicit any key employee or interfere with the relationship with any material customer or supplier of either company until two years after the term of his employment with the companies.

The employment agreement has been amended and restated, effective upon the completion of the merger, as described under "The Merger--Interests of Unicom's Directors and Management in the Merger" in Chapter I.

 Oliver D. Kingsley, Jr.

ComEd entered into an employment agreement with Oliver D. Kingsley, Jr. pursuant to which he became Executive Vice President and President and Chief Nuclear Officer--Nuclear Generation Group, effective November 1, 1997. The agreement provides for an annual base salary for 1997 and 1998 equal to $475,000, and further provides for a guaranteed increase of at least 4% per year, beginning in 1999.

Mr. Kingsley received an option to purchase 25,000 shares of common stock with an option price equal to the fair market value of the common stock as of November 1, 1997. Such options become exercisable in equal installments on November 1 of 1998, 1999 and 2000, and expire on October 31, 2007. Mr. Kingsley also received a grant of 20,000 shares of restricted stock that vests in equal installments on November 1 of 1998, 1999 and 2000.

The employment agreement with Mr. Kingsley provides that Mr. Kingsley will participate in Unicom's Annual Incentive Award Program and will receive an annual incentive award for 1998 and 1999 at least equal to the target award of $213,750.

Mr. Kingsley participates in the Unicom Long-Term Performance Unit Award Program, and any award payable under such Program with respect to the three-year performance periods ending on December 31, 1997, 1998, or 1999 will be made as though he had participated in the Program throughout such performance periods (except in the case of a termination of employment). In addition, Mr. Kingsley received $375,000 as an inducement to enter into the employment agreement, and an annual living cost allowance equal to $75,000 (increased by the amount of applicable taxes on such amount as so increased) for the first three years of the agreement term.

Mr. Kingsley's employment agreement provides for a retirement benefit equal to the amount that would have been payable under the Service Annuity System (plus amounts payable under the ComEd Supplemental Management Retirement Plan) for an employee who retires at age 60 calculated based on the assumption that Mr. Kingsley had completed 15 years of credited service beginning with the third year of his employment and that such credited service increased by five years during each of the next two years, in addition to his actual years of credited service after five years of employment.

The employment agreement with Mr. Kingsley provides for a lump sum severance payment to Mr. Kingsley if he should be terminated without cause equal to two times his base salary at the time of such termination, and a continuation of health and life insurance benefits for two years after the date of termination, plus retirement benefits (calculated as though he had completed at least 15 years of credited service if such termination occurs during the first two years of employment) and retiree health care coverage. In addition, any unvested portion of the restricted stock granted under the agreement will immediately become fully vested and nonforfeitable.

Mr. Kingsley agreed not to use for his own benefit or disclose any confidential information of Unicom or ComEd during or after the term of his employment, and not to solicit any employee of ComEd for one year after the term of his employment with ComEd.

 Severance Plans

Unicom established the Key Management Severance Plan in 1998 to provide key employees, including the named executive officers, certain benefits in the event their employment is terminated by their employer without cause, or in the event they resign for good reason (both terms as defined in the Plan). Benefits under the Plan include severance pay equal to the sum of a terminated executive's current annual base salary plus the average of his annual incentive awards for the two years preceding the termination, annual incentive awards and long-term incentive awards (with respect to any performance cycle for which the executive has completed 24 months) prorated through the date of termination, continuation of health care coverage, life insurance and long-term disability coverage, and outplacement services. Payment of severance pay and continuation of the benefits described above is made over two years, and the amount of the severance pay and incentive and the payment period is included for purposes of calculating retirement benefits under the supplemental management retirement plan and determining eligibility for retiree health care coverage. As a condition of receiving plan benefits, an executive must agree not to use for his own benefit or disclose any confidential information of Unicom or ComEd during or after the term of his employment, and not to compete with Unicom or ComEd or solicit any key employee or interfere with the relationship with any material customer or supplier of either company until two years after the term of his employment with the companies, and must release Unicom from all claims arising out of his employment as of the date of termination. In the case of Mr. Rowe and Mr. Kingsley, the severance benefits provided under the terms of their employment agreements will control, to the extent they exceed the benefits provided under the Plan.

The boards of directors of Unicom and ComEd approved a change in control policy (the "Policy") in 1998 pursuant to which Mr. Rowe and the other named executive officers will receive benefits in the event their employment is terminated without cause or if they resign for good reason (as such terms are defined under the Policy) within 24 months following a change in control of Unicom. The change in control benefits are provided in the form of individual agreements for the named executives, and Mr. Rowe's employment agreement was amended, effective March 8, 1999, to reflect the Policy provisions. The benefits provided in the event of a change in control, including approval of the merger, are described under "The Merger--Interests of Unicom's Directors and Management in the Merger" in Chapter I.

 Compensation Committee Report on Executive Compensation

The Compensation Committee of the Boards of Directors of Unicom and ComEd has furnished the following report on executive compensation:

Introduction. The Committee is responsible for Unicom's executive compensation philosophy and policies, which form the basis for the Committee's decisions. The overall objectives of the executive compensation programs are to drive and reinforce achievement of financial objectives and strategic initiatives, to provide compensation opportunities that are competitive with top performing energy services companies and general industry firms, and to ensure that compensation is linked to performance and increasing shareholder value.

It is the policy of the Committee to compensate executive officers based on fulfillment of their responsibilities and their achievement of established corporate and business unit goals. The business challenges resulting from the restructuring of the utility industry make it critical that Unicom's compensation programs drive and reinforce achievement of financial, operational and strategic goals. A study of management compensation programs was commissioned by the Committee in the fall of 1998. This study was conducted by a leading external management compensation consulting firm and included an assessment of business plans and strategic and competitive compensation levels compared with the external market.

While overall, Unicom's total compensation levels were found to be generally competitive, the study results indicated that Unicom's mix of compensation components (i. e., salary, annual and long term incentives and stock options) could be more effectively aligned with the competitive market. Based on those results, Unicom's pay-for-performance philosophy was refined to have an increased emphasis on pay-at-risk. When excellent performance is achieved, pay will exceed market levels. Failure to achieve target goals will result in below-market pay. In addition, other compensation changes were made to achieve a more effective use of shareholder value as a determinant of compensation and to encourage officers and other employees to act like owners of the business.

The Committee believes that compensation paid should be appropriate in relation to the financial performance of Unicom and should be sufficient to enable Unicom to attract and retain individuals possessing the talents required for ensuring the Company's long-term successful performance. The Committee also believes that incentive compensation performance goals for executive management should be based on factors over which management has significant control and which are important to Unicom's long-term success.

In 1999, the major components of executive officer compensation were base salary, consisting of cash salary and current compensation unit income, non-qualified stock options, and incentive compensation (both annual and longer-term) related to awards under the Unicom Corporation Long-Term Incentive Plan.

Base Salary. The process of determining the officers' base salaries began with a review of the salary levels for various comparable executive positions at a group of peer companies identified by the Committee. The Committee also used compensation survey information from several executive compensation-consulting firms. The Committee then considered differences from other companies in Unicom's organizational structure and the responsibilities of its executive officers, in the size, scope and complexity of Unicom's operations, and in the regulatory environment and competitive challenges faced by Unicom. Salary range increases and salary adjustment budgets are established annually for non-officer employees based on business and economic conditions of Unicom as well as on competitive practices. Beginning in 1999, Unicom initiated a two-year scheduled review cycle for officer level executives to make the rewards more meaningful and to cover a longer performance period. Salaries are adjusted based upon each executive's performance impact and overall contributions to Unicom.

The Chairman reviewed the base salary of each officer and recommended an adjustment after assessing particular responsibilities and performance. The Chairman's recommendations were reviewed and approved by the Committee. Percentage increases for individual officers varied and were structured to recognize changes in industry compensation levels; to reflect the impact, performance and contributions of individual officers; and to reflect strategic changes in job responsibilities and assignments.

In 1999, four executive officers held current compensation units. Each such unit entitles the holder to receive current income equal to the dividends paid on one share of Unicom Common Stock. During 1999, no additional units were awarded by the Committee.

Incentive Compensation Awards. Another component of executive compensation is incentive compensation earned under awards made by the Committee under the Unicom Corporation Long-Term Incentive Plan. Such incentives are designed to drive and enforce achievement of established financial, operational and strategic goals that are critical to Unicom's success, including increasing shareholder value. Incentive opportunities include an annual incentive target, a long-term performance unit target covering a three-year performance period and non-qualified stock options.

The Unicom Corporation 1999 Annual Incentive Award for Management Employees under the Unicom Corporation Long-Term Incentive Plan was established to reward the achievement of certain corporate and business unit goals during 1999. The annual incentive award placed increased emphasis on financial performance, strategic direction and results that will increase shareholder value. A significant portion of the 1999 annual incentive for executive officers was tied to a Shareholder Value Added measure.

The award is variable and is designed to encourage achievement of short-term goals. Employees receive incentive awards only if their business units and Unicom meet or exceed the established performance targets for the year. The amount of the individual awards is based upon the individual and collective accomplishments of employees and varies based upon the degree to which the financial and strategic goals are met or exceeded and upon the Committee's assessment of individual performance. For key management employees, the annual incentive award is payable 75% in cash and 25% in Unicom Common Stock.

For management employees other than those in selected sales-related positions, the 1999 corporate financial goal was "Shareholder Value Added." Shareholder Value Added was defined as revenues (ComEd, Off System and Subsidiaries) less Costs (operations and maintenance expenditures, fuel, depreciation and taxes), minus capital charge (debt and equity costs). Staff executive officers' annual incentive awards were tied to the corporate Shareholder Value Added goals whereas line executive officers were tied to both the corporate Shareholder Value Added goal and his or her business unit's Shareholder Value Added goal. The 1999 Unicom Corporate Shareholder Value Added achieved was 138.95% of the target level. In addition to the Shareholder Value Added goal tie, the remaining portion of executive officers' annual incentive award was comprised of a combination of corporate and business unit strategic initiatives and key performance indicators. Quantitative goals (for example, nuclear capacity) were measured on a scale of performance ranging from "threshold" to "maximum." Other strategic goals were assessed and approved by the Committee.

For Mr. Rowe and other executive officers, the final determination of the annual incentive award was based on the accomplishment of Shareholder Value Added, strategic goals, and an individual performance assessment by the Committee.

A long term performance unit award program was established in 1994 to focus employees on long range performance by linking certain incentive payments to specific performance measures. Incentive opportunities are expressed as a percentage of base salary and increase with the executive's management level. The awards payable in 2000 and in 2001 are based on the total return of Unicom Common Stock relative to that of the other companies constituting the Dow Jones Utility Stock Index over three-year performance periods. The Dow Jones Utility Stock Index includes Unicom and fourteen other large energy services companies. To better support improved business performance and the creation of Unicom shareholder value, the award payable in 2002 places a significant emphasis on Business Unit performance as well as corporate profitability as measured by Corporate Cumulative Shareholder Value Added and a Customer Satisfaction Index.

Awards for the performance period 1997-1999 resulted in a payment that was 115.5% of the target award. Payments to certain executive officers are included in the "Payouts" column under the "Long-Term Compensation" heading in the Summary Compensation Table. Unicom's shareholder return increased by 44.3% during that same performance period.

Stock Option Grants in 1999. Unicom grants non-qualified stock options to reward and motivate the Company's management to increase long-term shareholder value. Option grants are made generally to key employees who are expected to contribute materially to Unicom's success. The option awards permit grantees to purchase shares of Unicom's Common Stock at an exercise price equal to the market value on the date of grant, and become exercisable in equal increments over a three-year period. The options have a maximum term of ten years. Committee decisions regarding the size of option grants were based on an evaluation of competitive data drawn from companies in a study conducted in fall 1998 for Unicom by a leading executive compensation consulting firm, as well as the option recipient's base salary, target mix of other compensation components, management level, performance and potential.

Compensation of the Chief Executive Officer. In considering the compensation for 1999 of Mr. Rowe, the Compensation Committee evaluated Unicom's 1998 performance, compensation for other chief executive officers, and Unicom's strategic direction. Under his employment agreement, Mr. Rowe is paid an annual base salary of at least $900,000, is guaranteed an annual incentive award for 1998 and 1999 of at least $600,000, and participates in the Long-Term Performance Unit Award Programs with respect to the three-year performance periods ending December 31, 1998, 1999 and 2000 as though he had participated in the Program throughout the performance periods.

Salary. The Committee's assessment of the personal performance of Mr. Rowe was based upon an evaluation of his leadership, achievements and contributions to Unicom during 1998, as well as an assessment of competitive practices and market comparisons of chief executive officers for comparable companies. Mr. Rowe's total annual salary in 1999 was increased $75,000 to a rate of $975,000 per year.

 Incentive Compensation Plans

Annual Incentive Program. Mr. Rowe participated in the annual incentive program described earlier in this report. Mr. Rowe's target award was 70% of his base salary. The actual award paid was 155.1% of his target level based on the achievement of Shareholder Value Added, strategic goals and an individual performance assessment by the Committee. The Committee approved payment of the award 50% in cash and 50% in Unicom Common Stock. Mr. Rowe deferred the portion of his incentive that was payable in Unicom Common Stock under the Unicom Corporation Stock Bonus Deferral Plan.

Long Term Performance Unit Award. Mr. Rowe's award opportunity for the 1997-1999 performance cycle was at a target level of 50% of his then-current base salary. The actual award paid was 115.5% of his target level based on the total return of Unicom Common Stock relative to the other companies constituting the Dow Jones Utility Stock Index over the performance period.

Stock Option Award. Mr. Rowe was granted 110,000 non-qualified stock options as part of the normal annual grant cycle. In addition, as Mr. Rowe voluntarily deferred one-half of his guaranteed annual awards for 1998 and 1999, the Committee awarded him a premium of an additional 13,000 options on March 4, 1999. One-half of this premium grant vested immediately and the remaining portion will vest on March 4, 2000.

Internal Revenue Code Section 162(m) Considerations. Under Section 162(m) of the Internal Revenue Code, executive compensation in excess of $1 million is generally not deductible for purposes of corporate income taxes. However, "qualified performance-based compensation" which is paid pursuant to a plan meeting certain requirements of the Code and applicable regulations remains deductible. As noted in previous reports, the Committee intends to continue reliance on performance-based compensation programs, consistent with sound executive compensation policy. Such programs will be designed to fulfill, in the best possible manner, future corporate business objectives. The Committee's policy has been to seek to cause executive incentive compensation to qualify as "performance-based" in order to preserve its deductibility for federal income tax purposes to the extent possible without sacrificing flexibility in designing appropriate compensation programs. In 1997 and 1999, the Company obtained shareholder approval of performance-based incentives in Long-Term Performance Unit Awards in order to qualify such compensation as "performance-based." However, in order to provide executives with appropriate incentives, the Committee may also determine, in light of all applicable circumstances, that it would be in the best interests of Unicom for awards to be paid under certain of its incentive compensation programs or otherwise in a manner that would not satisfy the requirements to qualify as performance-based compensation under Code Section 162(m). The portion of Mr. Rowe's incentive compensation that was guaranteed under his employment agreement does not qualify as performance-based compensation under Code Section 162(m), and accordingly, to the extent receipt of such compensation is not deferred, the amount of such incentive compensation and salary in excess of $1 million will not be deductible by Unicom for purposes of corporate income taxes. Mr. Rowe deferred the portion of his incentive that was payable in Unicom Common Stock under the Unicom Corporation Stock Bonus Deferral Plan.

Compensation Committee

Edward A. Brennan, Chairman
James W. Compton
Donald P. Jacobs
Richard Thomas

 Shareholder Return Performance

Set forth below is a line graph comparing the quarterly percentage change in the cumulative total shareholder return on Unicom common stock ("UCM") against the cumulative total return of the S&P 500 Composite Stock Index and the Dow Jones Utility Stock Index for the five-year period ending December 31, 1999.

     Cumulative Performance Since January 1, 1995 Assuming Reinvestment of
                                   Dividends

                           (January 1, 1995 = $100)

                                                          December 31,
                                                --------------------------------
                                                 1994   1995 1996 1997 1998 1999
                                                ------- ---- ---- ---- ---- ----
Unicom Corporation............................. $100.00 144  127  154  202  183
S&P 500 Stock Index............................ $100.00 137  169  225  289  350
Dow Jones Utility Average...................... $100.00 132  144  177  210  198

Board Compensation

Directors who are not employees of Unicom or any of its subsidiaries receive an annual fee of $36,200 payable in shares of Unicom common stock under the Unicom Corporation 1996 Directors' Fee Plan. These directors also receive a fee of $1,500 for each board of directors and committee meeting they attend and an additional annual fee of $2,500 for each committee of the board of directors that they chair, which meeting and chair fees may, at the election of the director, be paid in shares of Unicom common stock under the 1996 Directors' Fee Plan. In the event that directors also serve as directors of ComEd, or as chairs of corresponding committees of ComEd, the aggregate fees paid to such directors in respect of such service to Unicom and ComEd do not exceed the foregoing amounts, so that directors do not receive duplicate fees. Directors who are full-time employees of Unicom or any of its subsidiaries receive no fees for service on the Unicom board of directors. Directors may defer their fees. Prior to 1997, directors who had never been an officer or an employee of Unicom or any of its subsidiaries, and who had attained at least age 65 and completed the required period of board service (3 to 5 years as applicable, including service as a director of ComEd), became eligible for retirement benefits upon retirement. Such benefits were to be paid to the retired director or a surviving spouse for a period equal to such director's years of service (including service as a director of ComEd) in an amount per year equal to the annual retainer for board members as in effect at the time of payment. Effective January 1, 1997, the Unicom board of directors terminated the further accrual of retirement benefits and offered each director the option to irrevocably elect, in lieu of amounts otherwise payable, a lump sum amount payable upon retirement, either by delivery of shares of Unicom common stock or in cash. In lieu of further accrual of retirement benefits, non-employee directors received a $6,200 increase in their annual fee (from $30,000 to $36,200), effective June 1, 1997 and payable in shares of Unicom common stock.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners and Management

No person is known to Unicom to be the beneficial owner of more than five percent of Unicom common stock. The following table lists the beneficial ownership, as defined under the rules of the Securities and Exchange Commission, as of January 31, 2000, of Unicom common stock held by each of the directors, each of the executive officers named in the Summary Compensation Table under Item 11. Executive Compensation and Unicom's directors and executive officers as a group. In addition, the table includes two columns describing securities held by such persons that are not considered to be "beneficially owned" under the rules of the SEC. The column headed "Other Stock Options" includes stock options held by such persons that are not exercisable within 60 days of January 31, 2000. The column headed "Deferred Share Equivalents" includes shares deferred by such persons under the Unicom Corporation Stock Bonus Deferral Plan or the Unicom Corporation 1996 Directors' Fee Plan or share equivalents held in the Unicom Corporation Retirement Plan for Directors.

                             Beneficial Ownership
                                of Common Stock
                             ------------------------------
                                                                Other
                               Amount              Percent      Stock      Deferred Share
             Name            and Nature           of Class    Options(5)   Equivalents(7)
             ----            ------------         ---------   ----------   --------------
   Edward A. Brennan.......          4,403              *           --          1,000
   Carlos H. Cantu.........          2,047              *           --            --
   James W. Compton........          5,105              *           --          3,477
   Bruce DeMars............          3,787              *           --            505
   Sue L. Gin..............         12,347              *           --          1,169
   Donald P. Jacobs........         10,101              *           --         10,290
   Edgar D. Jannotta.......          7,567              *           --          4,020
   John W. Rogers, Jr......          1,000              *           --            738
   Richard L. Thomas.......         10,610              *           --          2,349
   John W. Rowe............        295,335(1)(2)           *   208,333         24,344
   Oliver D. Kingsley,
    Jr.....................         52,795(1)              *   133,332         44,530
   Robert J. Manning.......         79,265(1)(3)           *    68,197(6)      22,648(8)
   Pamela B. Strobel.......         52,490(1)              *    74,166         13,687
   David R. Helwig.........         31,001(1)              *    52,999         11,697
   Directors and executive
    officers as a group (22
    persons)...............        749,385(1)(4)           *   946,522        159,305

--------
*  Less than one percent

(1) The numbers and percentages of shares shown in the table above include shares as to which the indicated person(s) had the right to acquire within 60 days of January 31, 2000 upon the exercise of outstanding stock options, as follows: Mr. Rowe 289,667; Mr. Kingsley 41,668; Mr. Manning 72,103 (includes 12,935 options owned by spouse); Ms. Strobel 40,334; Mr. Helwig 19,001; and all executive officers and directors as a group (including such individuals) 560,778. Such persons disclaim any beneficial ownership of the shares subject to such options.
(2) Includes 2,000 shares owned by spouse, beneficial ownership of which is disclaimed.
(3) Includes 14,881 shares owned by spouse, beneficial ownership of which is disclaimed.
(4) Includes 16,881 shares owned by spouses. The directors and executive officers to whom such beneficial ownership is attributed disclaim any beneficial ownership of the shares held by such persons.
(5) Includes stock options which are not considered to be "beneficially owned" under SEC rules because they cannot be exercised within 60 days of January 31, 2000.
(6) Includes 9,865 stock options held by spouse, beneficial ownership of which is disclaimed.
(7) Includes share equivalents that are not considered to be "beneficially owned" under SEC rules because they are deferred under the Unicom Corporation Stock Bonus Deferral Plan, the Unicom 1996 Directors' Fee Plan, or the Unicom Corporation Retirement Plan for Directors. Under the Unicom Corporation Stock Bonus Deferral Plan and the Unicom 1996 Directors' Fee Plan, executives and directors, respectively, may defer the receipt of the stock portion of certain awards made pursuant to the Unicom Corporation Long-Term Incentive Plan or certain fees, respectively. Deferred amounts are only required to be kept in Unicom's books of account as deferred stock accounts, which are for bookkeeping purposes only. Unicom has no obligation to set aside or segregate any actual shares of Unicom common stock or other assets in respect of such accounts. Unicom has elected to issue the deferred shares to trusts having an institutional trustee, which has sole voting rights with respect to such shares. At the end of the deferral period
   (in the case of the Unicom Stock Bonus Deferral Plan) or upon leaving the board of directors (in the case of the Unicom 1996 Directors' Fee Plan), the share equivalents are distributed in whole shares of Unicom common stock and cash in lieu of any fractional share. Dividends paid with respect to deferred shares under the Unicom Stock Bonus Deferral Plan are either reinvested in Unicom common stock and held by such Trustee or are paid to the executive officer making the deferral. Dividends paid with respect to deferred shares under the Unicom 1996 Directors' Fee Plan are reinvested in Unicom common stock and held by such Trustee. Under the Unicom Corporation Retirement Plan for Directors, effective January 1, 1997, the accrual of further benefits was terminated and directors could elect to have benefits accrued through such date deferred into share equivalents to be paid in shares of Unicom common stock upon retirement. Accounts under such Plan are credited with an additional number of share equivalents determined by assuming the reinvestment of dividend equivalents on share equivalents in such accounts.
(8)  Includes 3,608 deferred share equivalents held by spouse.

Item 13. Certain Relationships and Related Transactions.

None

                          COMMONWEALTH EDISON COMPANY

The undersigned Registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as set forth on the pages attached hereto:

  1. Part III: Item 10--Directors and Executive Officers of the Registrant.

  2. Part III: Item 11--Executive Compensation.

  3. Part III: Item 12--Security Ownership of Certain Beneficial Owners and Managers.

  4. Part III: Item 13--Certain Relationships and Related Transactions.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

Elizabeth Anne Moler resigned from the Unicom and ComEd boards of directors on December 31, 1999, to become a Senior Vice President of Unicom and ComEd. Donald P. Jacobs is retiring as a director of Unicom and ComEd after serving as a director of ComEd since 1979 and as a director of Unicom since its incorporation in 1994. His contributions to Unicom and ComEd have been many and are gratefully appreciated. The vacancies created by Ms. Moler's resignation and Mr. Jacob's retirement are not being filled, and the number of directors is being reduced to nine.

Nine Directors are to be elected at the annual meeting to serve terms of one year and until their respective successors have been elected. The nominees for Director, all of whom are now serving as Directors of the Company and Unicom, are listed below together with certain biographical information. Except as otherwise indicated, each nominee for Director has been engaged in his or her present principal occupation for at least the past five years.

Biographical Information of ComEd Directors

EDWARD A. BRENNAN, age 66. Director of Unicom and ComEd since 1995. Retired. Chairman and CEO of Sears, Roebuck and Co. (retail merchandiser) for more than five years prior to his retirement in August 1995. Chairman of Compensation Committee and Nuclear Oversight Committee. Other directorships: The Allstate Corporation, AMR Corporation, Dean Foods Company, Minnesota Mining and Manufacturing Company, Morgan Stanley Dean Witter & Co. and The SABRE Group Holdings, Inc.

CARLOS H. CANTU, age 66. Director of Unicom and ComEd since 1998. Retired President and Chief Executive Officer of The ServiceMaster Company (service businesses) from January 1, 1994 through October 1, 1999. Other directorships:
The ServiceMaster Company, First Tennessee National Corporation.

JAMES W. COMPTON, age 62. Director of Unicom since 1994 and ComEd since 1989. President and Chief Executive Officer of the Chicago Urban League (a non-profit agency). Chairman of Audit and Compliance Committee and member of Compensation Committee. Other directorships: Ariel Mutual Funds and Highland Community Bank.

BRUCE DeMARS, age 64. Director of Unicom and ComEd since 1996. Vice President and Secretary of DeMars, Inc. (consulting firm) since May 1997 and Partner, Trident Merchant Group since May, 1998. Admiral, United States Navy and Director, Naval Nuclear Propulsion Program for more than five years prior to his retirement in October 1996. Member of Audit and Compliance Committee and Nuclear Oversight Committee. Other directorship: McDermott International.

SUE L. GIN, age 58. Director of Unicom since 1994 and ComEd since 1993. Founder, Owner, Chairman and Chief Executive Officer of Flying Food Group, Inc. (in-flight catering company). Member of Audit and Compliance and Governance and Nominating Committees.

EDGAR D. JANNOTTA, age 68. Director of Unicom and ComEd since 1994. Senior Director of William Blair & Company, L.L.C. (investment banking and brokerage company) since January 1996. For more than five years prior thereto, Managing Partner of William Blair & Company and Senior Partner during 1995. Chairman of Governance and Nominating Committee and member of Nuclear Oversight Committee. Other directorships: AAR Corp., AON Corporation, Bandag, Incorporated and Molex Incorporated.

JOHN W. ROGERS, JR., age 42. Director of Unicom and ComEd Since 1999. President of Ariel Capital Management, Inc., an institutional money management firm which he founded in 1983. Ariel Capital Management also serves as the investment advisor, administrator and distributor for Ariel Mutual Funds. Member of Governance and Nominating and Business Development Committees. Other directorships: AON Corporation, Bank One Corporation; Burrell Communications Group, Inc. and GATX Corporation.

JOHN W. ROWE, age 54. Director, Chairman, President and Chief Executive Officer of Unicom and ComEd since March 16, 1998. President and Chief Executive Officer of New England Electric System from February 1989 to March 1998. Other directorships: FleetBoston Financial, UNUM Provident Corporation and Wisconsin Central Transportation Corporation.

RICHARD L. THOMAS, age 69. Director of Unicom and ComEd since 1998. Retired. Chairman of First Chicago NBD Corporation (banking and financial services) from 1995 to 1996 and of The First National Bank of Chicago from 1992 to 1996. Member of the Audit and Compliance and Compensation Committees. Other directorships: IMC Global Inc., The PMI Group, Inc., The SABRE Group Holdings, Inc., and Sara Lee Corporation.

Item 11. Executive Compensation.

See Unicom's "Item 11. Executive Compensation," which is incorporated herein by reference. In addition to the matters discussed under the heading "Board Compensation," any non-employee Director who is also a member of the Nuclear Oversight Committee receives an additional annual fee of $5,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

See Unicom's "Item 12. Security Ownership of Certain Beneficial Owners and Management," which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

None.

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago and state of Illinois on the 28th day of April, 2000.
                                     UNICOM CORPORATION
                                             /s/ John W. Rowe
                                     By
                                       --------------------------------
                                           John W. Rowe, Chairman,
                                        President and Chief Executive
                                                   Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April, 2000.
         Signature
----------------------------
                                        Title
                                ---------------------

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

     /s/ John P. McGarrity
*By
  --------------------------------
   John P. McGarrity, Attorney-
             in-fact

      [Signature page to Unicom Corporation Annual Report on Form 10-K/A]

                              SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the
Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the city of Chicago and state of Illinois on the 28th day of April, 2000.
                                     COMMONWEALTH EDISON COMPANY
                                             /s/ John W. Rowe
                                     By
                                       --------------------------------
                                           John W. Rowe, Chairman,
                                        President and Chief Executive
                                                   Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of April, 2000.
         Signature
----------------------------
                                        Title
                                ---------------------

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

  [Signature page to Commonwealth Edison Company Annual Report on Form 10-K/A]