Form 10-Q/A
period 1999-06-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 2000-05-12
CIK 918040, 22606

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q/A
                                Amendment No. 1

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

                   Amended Quarterly Reports on Form 10-Q/A to the Securities and Exchange Commission
                 for the Quarterly Period Ended June 30, 1999

  This document contains the amended Quarterly Reports on Form 10-Q/A for the quarterly period ended June 30, 1999 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward-looking statements; and reference is made to pages 58-59 for the location and character of such statements.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of June 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.



                                            Arthur Andersen LLP

Chicago, Illinois
August 13, 1999
(except with respect
to Note 1 as to
which the date is
May 12, 2000)

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

  As a result of the implementation of a new customer billing and information system in July 1998, billing and collection delays have temporarily increased accounts receivables from customers. Accounts receivable from customers include $267 million and $331 million as of June 30, 1999 and December 31, 1998, respectively, for estimated unbilled revenues for service that has been provided to customers, but for which bill issuance was delayed beyond the normal date of issuance. ComEd has recorded increased provisions for uncollectible accounts to recognize the estimated portion of receivables that are not expected to be recoverable, primarily based on an aging analysis of outstanding accounts receivable. Such provisions increased O&M expense by $25 million for the three months and six months ended June 30, 1999 and $35 million for the twelve months ended June 30, 1999, compared to normally expected levels. Receivables from customers as of June 30, 1999 and December 31, 1998 also include $352 million and $266 million, respectively, for estimated unbilled revenues for electric service that has been provided to customers subsequent to the normal billing date and prior to the end of the reporting period.

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

  O&M expenses associated with certain administrative and general costs increased $27 million, and decreased $10 million and $21 million for the three months, six months and twelve months ended June 30, 1999, respectively, compared to the same periods ended June 30, 1998. The increase in the recent three-month period was principally due to increased charges for uncollectible accounts resulting from billing and collection delays experienced following the ongoing implementation of a new customer information system and the temporary suspension of credit activities in the last half of 1998 and early 1999. The decreases in the recent six-month and twelve-month periods were due to a variety of reasons, including reductions in nuclear insurance and safety costs partially offset by additional charges for uncollectible accounts of $25 million and $35 million in the six-months and twelve months ended June 30, 1999, respectively. The effects of inflation have also increased O&M expenses during the years and are also reflected in the increases and decreases discussed herein.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of June 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


                                            Arthur Andersen LLP
Chicago, Illinois
August 13, 1999
(except with respect to
Note 1 as to which the
date is May 12, 2000)

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

Item 6. Exhibits and Reports on Form 8-K.

  (a) Exhibits

     Exhibit
     Number                      Description of Exhibit
     ------- --------------------------------------------------------------
     (23)-1  Consent of independent public accountants applicable to Unicom
             Corporation.
     (23)-2  Consent of independent public accountants applicable to
             Commonwealth Edison Company.

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