Form 10-Q/A
period 1999-09-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 2000-05-12
CIK 918040, 22606

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

                   For the transition period from____to____

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

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days.  Yes____ X   No____

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

                   Amended Quarterly Reports on Form 10-Q/A to the Securities and Exchange Commission
               for the Quarterly Period Ended September 30, 1999

  This document contains the amended Quarterly Reports on Form 10-Q/A for the quarterly period ended September 30, 1999 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward-looking statements; and reference is made to pages 61-62 for the location and character of such statements.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of September 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.



                                            Arthur Andersen LLP

Chicago, Illinois
November 12, 1999
(except with respect
to Note 1 as to
which the date is
May 12, 2000)

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        September
                                                           30,     December 31,
            CAPITALIZATION AND LIABILITIES                1999         1998
            ------------------------------             ----------- ------------
                                                        (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 5,296,088 $ 5,099,444
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........       1,829      74,488
    Subject to mandatory redemption requirements......         --       69,475
  ComEd-obligated mandatorily redeemable preferred se-
   curities of subsidiary trusts holding solely
   ComEd's subordinated debt securities*..............     350,000     350,000
  Long-term debt......................................   7,195,732   7,792,502
                                                       ----------- -----------
                                                       $12,843,649 $13,385,909
                                                       ----------- -----------
Current Liabilities:
  Notes payable....................................... $   448,750 $   292,963
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease obligations
   of subsidiary companies............................   1,292,606   2,314,443
  Accounts payable....................................     499,405     604,936
  Accrued interest....................................     131,174     180,674
  Accrued taxes.......................................     274,210     134,976
  Dividends payable...................................      90,859     105,133
  Customer deposits...................................      62,211      56,954
  Accrued plant closing costs.........................      15,198      78,430
  Other...............................................     137,476     155,262
                                                       ----------- -----------
                                                       $ 2,951,889 $ 3,923,771
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 3,719,866 $ 3,805,460
  Nuclear decommissioning liability for retired
   plants.............................................   1,266,900   1,215,400
  Accumulated deferred investment tax credits.........     535,089     562,285
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     753,926     728,413
  Obligations under capital leases of subsidiary com-
   panies.............................................     213,736     333,653
  Regulatory liabilities..............................     599,739     595,005
  Other...............................................   1,213,510   1,140,577
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

                                                        September
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at September 30, 1999 and December 31, 1998 were as follows:

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                        (Thousands of Dollars)
Regulatory assets:
 Impaired production plant..........................   $2,856,254    $2,955,154
 Deferred income taxes (1)..........................      678,583       680,356
 Nuclear decommissioning costs--Dresden Unit 1......      206,803       255,031
 Nuclear decommissioning costs--Zion Units 1 and 2..      514,052       443,130
 Coal reserves......................................      178,038       197,975
 Unamortized loss on reacquired debt (2)............       39,922        46,781
                                                       ----------    ----------
                                                       $4,473,652    $4,578,427
                                                       ==========    ==========
Regulatory liabilities:
 Deferred income taxes (1)..........................   $  599,739    $  595,005
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

  Depreciation, Amortization of Regulatory Assets and Decommissioning. Depreciation, amortization of regulatory assets and decommissioning for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                         Three Months Ended  Nine Months Ended Twelve Months Ended
                            September 30       September 30       September 30
                         ------------------- ----------------- -------------------
                           1999      1998      1999     1998     1999      1998
                         --------- --------- -------- -------- --------- ---------
                                          (Thousands of Dollars)
Depreciation expense....  $180,598 $ 178,788 $538,623 $612,161 $ 714,518 $ 830,767
Amortization of
 regulatory assets......       556    32,718   98,900   32,718   131,393    36,536
                         --------- --------- -------- -------- --------- ---------
                         $ 181,154 $ 211,506 $637,523 $644,879 $ 845,911 $ 867,303
Decommissioning
 expense................    20,955    20,955   62,865   69,065    83,820    96,221
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

  As a result of the implementation of a new customer billing and information system in July 1998, billing and collection delays have temporarily increased accounts receivable from customers. Accounts receivable from customers as of September 30, 1999 and December 31, 1998 include $211 million and $331 million, respectively, in estimated unbilled revenue for service that has been provided to customers, but for which bill issuance was delayed beyond the normal date of issuance. ComEd has recorded increased provisions for uncollectible accounts to recognize the estimated portion of receivables that are not expected to be recoverable, primarily based on an aging analysis of outstanding accounts receivable. Such provisions increased O&M expenses by $25 million for the nine months ended September 30, 1999 and $35 million for the twelve months ended September 30, 1999, compared to normally expected levels. Receivables from customers as of September 30, 1999 and December 31, 1998 also include $311 million and $266 million, respectively, for estimated unbilled revenues for electric service that has been provided to customers subsequent to the normal billing date and prior to the end of the reporting period.

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

                          Three Months Ended  Nine Months Ended Twelve Months Ended
                             September 30       September 30       September 30
                          ------------------- ----------------- -------------------
                            1999      1998      1999     1998     1999      1998
                          --------- --------- -------- -------- --------- ---------
                                            (Thousands of Shares)
Average Number of Common
 Shares Outstanding:
 Average Number of Com-
  mon Shares--Basic.....    217,375   217,024  217,231  216,876   217,208   216,779
 Potentially Dilutive
  Common Shares--Trea-
  sury Method:
   Stock Options........        801       647      777      583       777       529
   Other Convertible
    Securities..........         89        90       89       90        89        90
                          --------- --------- -------- -------- --------- ---------
 Average Number of Com-
  mon Shares--Diluted...    218,265   217,761  218,097  217,549   218,074   217,398
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

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1999 and 1998 was as follows:

                            Three Months                       Twelve Months
                               Ended       Nine Months Ended       Ended
                            September 30     September 30      September 30
                          ---------------- ----------------- -----------------
                            1999    1998     1999     1998     1999     1998
                          -------- ------- -------- -------- -------- --------
                                         (Thousands of Dollars)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).. $158,363 $98,722 $485,881 $352,057 $572,934 $451,027
   Income taxes (net of
    refunds)............. $140,915 $23,040 $225,022 $ 23,546 $484,873 $206,663
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease
  obligations incurred
  by subsidiary
  companies.............. $    189 $40,954 $  1,625 $104,933 $  3,062 $152,812

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  At September 30, 1999, ComEd's outstanding first mortgage bonds maturing through 2003 were as follows:

           Series                                            Principal Amount
           ------                                         ----------------------
                                                          (Thousands of Dollars)
      9 3/8% due February 15, 2000.......................        $ 42,245
      6 1/2% due April 15, 2000..........................         230,000
      6 3/8% due July 15, 2000...........................         100,000
      7 3/8% due September 15, 2002......................         200,000
      6 5/8% due July 15, 2003...........................         100,000
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

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of September 30, 1999 and December 31, 1998 was as follows:

                                September 30, 1999               December 31, 1998
                         -------------------------------- --------------------------------
                                    Unrealized
                                      Gains/                         Unrealized
                         Cost Basis  (Losses)  Fair Value Cost Basis   Gains    Fair Value
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
Short-term investments.. $   51,582  $    101  $   51,683 $   40,907  $     42  $   40,949
U.S. Government and
 Agency issues..........    246,613     3,430     250,043    197,240    20,213     217,453
Municipal bonds.........    392,883     1,096     393,979    416,121    24,124     440,245
Corporate bonds.........    200,538    (3,072)    197,466    241,111     8,790     249,901
Common stock............    762,246   568,151   1,330,397    740,956   565,630   1,306,586
Other...................    112,978     3,459     116,437     11,345       838      12,183
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,766,840  $573,165  $2,340,005 $1,647,680  $619,637  $2,267,317
                         ==========  ========  ========== ==========  ========  ==========

  At September 30, 1999, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                       Cost Basis   Fair Value
                                                       -----------  -----------
                                                       (Thousands of Dollars)
      Within 1 year...................................  $    50,418  $    50,874
      1 through 5 years...............................      267,931      270,322
      5 through 10 years..............................      249,139      251,628
      Over 10 years...................................      385,658      381,688

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, and the funded status of these plans for the nine months ended September 30, 1999 and the twelve months ended December 31, 1998 were as follows:

                              Nine Months Ended         Twelve Months Ended
                             September 30, 1999          December 31, 1998
                          -------------------------- --------------------------
                                          Other                      Other
                           Pension    Postretirement  Pension    Postretirement
                           Benefits      Benefits     Benefits      Benefits
                          ----------  -------------- ----------  --------------
                                        (Thousands of Dollars)
Change in benefit
obligation
-----------------
Benefit obligation at
 beginning of period....  $4,327,000    $1,249,000   $4,010,000    $1,139,000
Service cost............      94,000        31,000      115,000        38,000
Interest cost...........     213,000        62,000      273,000        78,000
Plan participants' con-
 tributions.............         --          3,000          --          3,000
Actuarial loss..........      11,000           --       166,000        38,000
Benefits paid...........    (181,000)      (37,000)    (237,000)      (47,000)
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,464,000    $1,308,000   $4,327,000    $1,249,000
                          ----------    ----------   ----------    ----------
Change in plan assets
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $4,015,000    $  865,000   $3,706,000    $  767,000
Actual return on plan
 assets.................     128,000        26,000      535,000       122,000
Employer contribution...       2,000           --        11,000        20,000
Plan participants' con-
 tributions.............         --          3,000          --          3,000
Benefits paid...........    (181,000)      (37,000)    (237,000)      (47,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan
  assets at end of
  period................  $3,964,000    $  857,000   $4,015,000    $  865,000
                          ----------    ----------   ----------    ----------
Plan assets less than
 benefit obligation.....  $ (500,000)   $ (451,000)  $ (312,000)   $ (384,000)
Unrecognized net actuar-
 ial loss/(gain)........     188,000      (319,000)      37,000      (358,000)
Unrecognized prior serv-
 ice cost/(asset).......     (57,000)       45,000      (60,000)       48,000
Unrecognized transition
 obligation/(asset).....     (92,000)      306,000     (101,000)      323,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (461,000)   $ (419,000)  $ (436,000)   $ (371,000)
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged/(credited) to continuing operations for the three months, nine months and twelve months ended September 30, 1999 and 1998 were as follows:

                          Three Months Ended    Nine Months Ended    Twelve Months Ended
                             September 30          September 30          September 30
                          --------------------  -------------------  ---------------------
                            1999       1998       1999       1998      1999        1998
                          ---------  ---------  ---------  --------  ---------  ----------
                                            (Thousands of Dollars)
Operating income:
 Current income taxes...  $ 193,103  $ 191,998  $ 405,482  $327,911  $ 380,183  $  316,337
 Deferred income taxes..    (11,449)    (4,211)  (100,217)  (24,033)   (26,052)     22,904
 Investment tax credits
  deferred--net.........     (7,021)    (6,889)   (21,063)  (20,937)   (27,856)    (28,588)
Other (income) and
 deductions:
 Current income taxes...     (5,809)    (1,802)    (4,057)  (59,016)     5,160     (58,661)
 Deferred income taxes..      6,159        364     12,238    47,908     23,787    (337,039)
Investment tax credits..     (2,153)       --      (6,133)   (7,472)   (10,768)    (29,997)
                          ---------  ---------  ---------  --------  ---------  ----------
Net income taxes
 charged/(credited) to
 continuing operations..  $ 172,830   $179,460  $ 286,250  $264,361  $ 344,454  $ (115,044)
                          =========  =========  =========  ========  =========  ==========

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

                              UTILITY OPERATIONS
                              ------------------

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

                            UNREGULATED OPERATIONS
                            ----------------------

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

  The number and average cost of kilowatthours purchased were as follows:

                         Three Months Ended            Nine Months Ended           Twelve Months Ended
                            September 30                 September 30                 September 30
                         ------------------------      ----------------------      ------------------------
                           1999           1998           1999          1998          1999           1998
                         ---------      ---------      --------      --------      ---------      ---------
Kilowatthours
 (millions).............     3,222          4,025         7,215        18,474          9,445         23,158
Cost per kilowatthour...       7.74cent       4.81cent      5.81cent      3.76cent       5.52cent       3.52cent

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

  O&M expenses associated with certain administrative and general costs increased $2 million and decreased $13 million and $53 million for the three months, nine months and twelve months ended

September 30, 1999, respectively, compared to the same periods ended September 30, 1998. The decrease in the recent nine-month and twelve-month periods was due to reductions in nuclear insurance, partially offset by increased charges for uncollectible accounts of $25 million and $35 million in the nine months and twelve months ended September 30, 1999, respectively, resulting from billing and collection delays experienced following the ongoing implementation of a new customer information system and the temporary suspension of credit activities in the last half of 1998 and early 1999. ComEd initiated aggressive credit action during the third quarter of 1999 in an effort to identify and resolve outstanding billing and collection issues and to reduce its outstanding aged accounts receivable. Such efforts included customer outreach programs and other direct customer contact programs. The outcome of these efforts cannot currently be determined, but could result in increased provisions for uncollectible accounts in future periods. The effects of inflation have also increased O&M expenses during the years and are also reflected in the increases and decreases discussed herein.

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

  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of September 30, 1999 and December 31, 1998, and the results of their operations and their cash flows for the three-month, nine-month and twelve-month periods ended September 30, 1999 and 1998, in conformity with accounting principles generally accepted in the United States.


                                            Arthur Andersen LLP
Chicago, Illinois
November 12, 1999
(except with respect
to Note 1 as to
which the date is
May 12, 2000)

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

                           Three Months Ended       Nine Months Ended      Twelve Months Ended
                              September 30            September 30             September 30
                          ----------------------  ----------------------  -----------------------
                             1999        1998        1999        1998        1999        1998
                          ----------  ----------  ----------  ----------  ----------  -----------
                                                (Thousands of Dollars)
Electric Operating
 Revenues...............  $2,064,011  $2,089,547  $5,271,794  $5,528,794  $6,831,542  $ 7,163,379
                          ----------  ----------  ----------  ----------  ----------  -----------
Electric Operating
 Expenses and Taxes:
 Fuel...................  $  302,181  $  340,317  $  796,654  $  804,483  $1,049,699  $ 1,062,539
 Purchased power........     249,375     193,637     419,358     646,388     520,987      751,325
 Operation..............     383,438     388,357   1,133,360   1,077,611   1,513,094    1,539,085
 Maintenance............     168,993     169,536     590,572     603,666     776,169      772,637
 Depreciation and
  amortization..........     200,284     231,008     695,387     709,774     923,216      958,400
 Taxes (except income)..     143,912     178,800     405,454     570,365     532,241      755,814
 Income taxes --
   Current--Federal.....     164,697     171,051     350,417     293,191     343,217      297,201
   --State..............      34,704      29,603      74,805      55,113      71,521       57,871
   Deferred--Federal--
    net.................     (10,944)    (10,920)    (86,319)    (29,937)    (25,621)       1,325
   --State--net.........      (1,385)      4,134     (17,204)      1,543      (6,210)      10,774
 Investment tax credits
  deferred--net.........      (7,021)     (6,889)    (21,063)    (20,937)    (27,856)     (28,588)
                          ----------  ----------  ----------  ----------  ----------  -----------
                          $1,628,234  $1,688,634  $4,341,421  $4,711,260  $5,670,457  $ 6,178,383
                          ----------  ----------  ----------  ----------  ----------  -----------
Electric Operating
 Income.................  $  435,777  $  400,913  $  930,373  $  817,534  $1,161,085  $   984,996
                          ----------  ----------  ----------  ----------  ----------  -----------

Other Income and
 (Deductions):
 Interest on long-term
  debt, net of interest
  capitalized...........  $ (130,663) $ (107,356) $ (400,821) $ (324,693) $ (506,732) $  (441,178)
 Interest on notes
  payable...............      (5,282)     (6,170)    (13,003)    (15,186)    (17,377)     (15,817)
 Allowance for funds
  used during
  construction..........       6,581       4,467      15,982      12,325      20,121       24,217
 Income taxes
  applicable to
  nonoperating
  activities............       2,080       1,671      (1,169)     18,946     (17,418)      31,151
 Provision for
  dividends on company-
  obligated mandatorily
  redeemable preferred
  securities of
  subsidiary trusts
  holding solely the
  Company's
  subordinated debt
  securities............      (7,428)     (7,428)    (22,283)    (22,283)    (29,710)     (29,710)
 Loss on nuclear plant
  closure...............         --          --          --          --          --      (885,611)
 Income tax effect of
  nuclear plant
  closure...............         --          --          --          --          --       362,952
 Miscellaneous--net.....     (14,016)        (26)     29,935     (24,286)     60,893      (96,071)
                          ----------  ----------  ----------  ----------  ----------  -----------
                          $ (148,728) $ (114,842) $ (391,359) $ (355,177) $ (490,223) $(1,050,067)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss) before
 Extraordinary Items....  $  287,049  $  286,071  $  539,014  $  462,357  $  670,862  $   (65,071)
Extraordinary Losses,
 less Applicable Income
 Taxes..................         --          --      (27,579)        --      (27,579)    (810,335)
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss).......  $  287,049  $  286,071  $  511,435  $  462,357  $  643,283  $  (875,406)
Provision for Dividends
 on Preferred and
 Preference Stocks......       1,830      14,053      20,170      43,062      33,991       57,635
                          ----------  ----------  ----------  ----------  ----------  -----------
Net Income/(Loss) on
 Common Stock...........  $  285,219  $  272,018  $  491,265  $  419,295  $  609,292  $  (933,041)
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

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, nine months and twelve months ended September 30, 1999 and 1998 was as follows:

                            Three Months
                          Ended September  Nine Months Ended Twelve Months Ended
                                 30          September 30       September 30
                          ---------------- ----------------- -------------------
                            1999    1998     1999     1998     1999      1998
                          -------- ------- -------- -------- --------- ---------
                                          (Thousands of Dollars)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $156,159 $96,567 $479,015 $342,687  $561,107  $439,112
   Income taxes (net of
    refunds)............  $140,913 $23,040 $225,020 $ 23,546 $ 514,684 $ 222,230
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $    189 $40,954 $  1,625 $104,933 $   3,062 $ 152,812

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