Form 10-K/A
period 1999-12-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 2000-05-12
CIK 918040, 22606

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  FORM 10-K/A

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                Amendment No. 2

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

                              UNICOM CORPORATION
                                      and
                          COMMONWEALTH EDISON COMPANY
                                  FORM 10-K/A
                                Amendment No. 2
                  For the Fiscal Year Ended December 31, 1999

  This document contains the amended Annual Reports on Form 10-K/A for the fiscal year ended December 31, 1999 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation.

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

                               UNICOM CORPORATION
                                      and
                          COMMONWEALTH EDISON COMPANY
                                  FORM 10-K/A
                                Amendment No. 2
                  For the Fiscal Year Ended December 31, 1999
                         TABLE OF CONTENTS (Concluded)

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

  On October 1, 1999, more than 41,000 non-residential customers became eligible to choose a new electric supplier or elect the purchase power option. The remainder of the non-residential customers will become eligible to choose an electric supplier or the purchase power option between June 1 and December 31, 2000. As of December 31, 1999, over 4,700 non-residential customers, representing approximately ten percent of ComEd's 1998 retail kilowatthour sales, elected to receive their electric energy from a RES or chose the purchase power option. The impact of customer choice on results of operations will depend on various factors, including the extent to which customers elect to receive energy from a RES or the purchased power option, the development of a competitive market and the market price for energy, the extent to which ComEd develops new sources of revenue and the results of cost control efforts. Because of the inherent uncertainty in these factors, ComEd is unable to predict the long term impact of customer choice on results of operations. However, we do not expect customer choice to have a material effect in the near term as a result of the collection of CTCs as provided by the 1997 Act.

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

  Notwithstanding these rate reductions, and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 through 1999 and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. In accordance with the provisions of 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods. ComEd's returns on average common equity for the years 1999 and 1998 were 11.56% and 10.86%, respectively. The average return of 11.21% for the two year period ended December 31, 1999 equaled the threshold return for that period under the earnings provisions of the 1997 Act. ComEd does not currently expect to trigger the earnings sharing provisions of the 1997 Act in the years 2000 and beyond.

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

   *Oliver D. Kingsley, Jr., 57 Executive Vice President of Unicom and ComEd
                                 and President and Chief Nuclear Officer--Nu-clear Generation Group of ComEd since October
                                 1997; previously Chief Nuclear Officer at the
                                 Tennessee Valley Authority.

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

  In July and August 1995, three class action lawsuits were filed with the Circuit Court of Cook County against ComEd arising out of a series of service outages. All of the complaints seek damages incurred for property loss by approximately 40,000 customers who were without electrical service for up to 48 hours. These suits were subsequently consolidated. A proposed settlement agreement was preliminarily approved by the Court on November 23, 1999. Under this plan, eligible class members will receive a credit if they were without power more than 12 consecutive hours. If they submitted timely claim forms, some class members will receive additional compensation for food spoilage, other perishable items and damage caused by power surges. Total benefits available to the class are approximately $2.5 million. Class counsel fee petitions are currently under consideration by the Court, but will not increase the maximum allowable payout by ComEd. The claims administration will continue through the summer of 2000.

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

  On October 1, 1999, more than 41,000 non-residential customers became eligible to choose a new electric supplier or elect the purchase power option. The remainder of the non-residential customers will become eligible to choose an electric supplier or the purchase power option between June 1 and December 31, 2000. As of December 31, 1999, over 4,700 non-residential customers, representing approximately ten percent of ComEd's 1998 retail kilowatthour sales, elected to receive their electric energy from a RES or chose the purchase power option. The impact of customer choice on results of operations will depend on various factors, including the extent to which customers elect to receive energy from a RES or the purchased power option, the development of a competitive market and the market price for energy, the extent to which ComEd develops new sources of revenue and the results of cost control efforts. Because of the inherent uncertainty in these factors, ComEd is unable to predict the long term impact of customer choice on results of operations. However, ComEd does not expect customer choice to have a material effect in the near term as a result of the collection of CTCs as provided by the 1997 Act.

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

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability, but not before January 1, 2000. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity for ComEd is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to

ComEd's earnings. In accordance with the provisions of the 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods. ComEd's returns on average common equity for the years 1999 and 1998 were 11.56% and 10.86%, respectively. The average return of 11.21% for the two year period ended December 31, 1999 equaled the threshold return for that period under the earnings provisions of the 1997 Act. ComEd does not currently expect to trigger the earnings sharing provisions of the 1997 Act in the years 2000 and beyond.

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

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. ComEd had total unused bank lines of credit of $800 million at December 31, 1999, which may be borrowed at various interest rates. Of that amount, $500 million expires on December 15, 2000 and $300 million expires on December 17, 2002. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. See Note 13 of Notes to Financial Statements for additional information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the years 1999, 1998 and 1997. Cash flows from operating activities were adversely affected in 1998 and positively affected in 1999 as a result of delayed billings related to the transition to a new customer and information and billing system beginning in July 1998. Receivables from customers include $103 million and $331 million as of December 31, 1999 and 1998, respectively, in estimated unbilled revenue for service that has been provided to customers, but for which bill issuance was delayed beyond the normal date of issuance.

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

  New Customer Information and Billing System. In July 1998, ComEd began a transition to a new customer information and billing system. The new system was implemented to achieve a number of strategic objectives as the electric industry enters into a more competitive environment. Following the July 1998 initial implementation, ComEd experienced delays in issuing bills on a timely basis to a portion of its commercial and industrial customers. ComEd also temporarily suspended credit activities from late in the third quarter of 1998 until the end of the first quarter of 1999 as a result of system implementation issues. The system stabilized gradually throughout 1999 such that by the fourth quarter of 1999 substantially all customers were being billed on a current basis. Operating results for 1999 were adversely affected by increased labor and overtime costs incurred to address the billing issues, and by increased charges for uncollectible accounts of approximately $35 million resulting from the billing and collection delays and the temporary suspension of credit activities. Compared to 1997, cash flows from operations were adversely affected in 1998 and positively affected in 1999 as a result of the billing delays experienced due to the implementation. See "Results of Operations," subcaption "Operation and Maintenance Expenses" below, and Note 1 of Notes to Financial Statements, under "Customer Receivables and Revenues" and "Use of Estimates," for additional information.

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

  Capital Resources. Unicom expects to obtain funds to invest in its unregulated subsidiaries principally from the fossil plant sale proceeds, dividends received on its ComEd common stock and from borrowings. The availability of ComEd's dividends to Unicom is dependent on ComEd's financial performance and cash position, as well as legal restrictions on the payment of dividends by public utilities. Neither the Illinois Public Utilities Act, nor the Illinois Business Corporation Act impose an absolute bar on the payment of dividends. However, when a corporation's retained earnings are negative, the ICC under the Illinois Public Utilities Act has authority to prohibit such payments. The "Uniform System of Accounts Prescribed for Public Utilities and Licensees Subject to the Provisions of the Federal Power Act" provides a mechanism whereby utilities with negative retained earnings balances may pay dividends out of current earnings as long as current earnings have been appropriated. Other forms of financing by ComEd to Unicom or the unregulated subsidiaries of Unicom, such as additional loans or additional equity investments, which are not expected, would be subject to prior approval by the ICC.

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

  Additionally, the elimination of the FAC and the transition to market-based pricing for generation-related costs required ComEd to write-off its investment in uranium-related properties. An impairment study indicated the expected incremental costs of mining and milling uranium at those properties would exceed the expected market price for uranium. These costs, which were previously recoverable through the FAC, are not expected to be recoverable in a competitive market. A write-off of uranium-related properties to reflect market value resulted in a charge of $60 million (after-tax), or $0.28 per common share (diluted), in December 1997. The market value of such uranium-related properties was determined based on estimated future cash flows and independent appraisals.

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

  O&M expenses associated with ComEd's transmission and distribution system increased $77 million, $32 million and $15 million for the years 1999, 1998 and 1997, respectively. The increase in 1999 was primarily due to an increase in tree trimming expenses and the costs associated with ComEd's extensive evaluation of the reliability of its transmission and distribution system following outages which occurred during the summer of 1999. The increase also reflects restoration and other outage-related costs associated with the summer heat wave. The 1998 and 1997 increases were primarily due to increased emergency restoration of electric service, higher maintenance expenses and tree trimming costs. O & M expenses associated with customer related activities increased $40 million, $19 million, and $11 million for the years 1999, 1998 and 1997, respectively. The increase in 1999 was primarily due to increased overtime and labor costs incurred to address billing problems encountered following the implementation of a new customer information and billing system beginning in July 1998.

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

  O&M expenses associated with certain administrative and general costs decreased $7 million and $22 million and increased $35 million for the years 1999, 1998 and 1997, respectively. The 1999 decrease was due to a variety of reasons, including reductions in nuclear insurance ($38 million), partially offset by increased charges for uncollectible accounts resulting from billing and collection delays experienced following the ongoing implementation of a new customer information system and the temporary suspension of credit activities in the last half of 1998 and early 1999 ($35 million). The decrease in 1998 reflects a reduction of $34 million in certain nuclear maintenance costs due to technological improvements, compared to 1997. The effects of inflation have also increased O&M expenses during the years and are also reflected in the increases and decreases discussed herein.

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



                                            Arthur Andersen LLP

Chicago, Illinois
January 31, 2000
(except with respect to
Notes 1 and 3 as to which
the date is May 12, 2000)

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
                                                    ======== ======== ==========

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts. Consequently, such collections do not add to the cash flows available for general corporate

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES purposes. The ICC has approved ComEd's funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants. The fair value of funds accumulated in the external trusts at December 31, 1999 was $2,547 million, which includes pre-tax unrealized appreciation of $721 million. The earnings on the external trusts for operating plants accumulate in the fund balance and accumulated provision for depreciation. Nuclear decommissioning funding as of December 31, 1999 was as follows:

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

  As a result of the implementation of a new customer billing and information system in July 1998, billing and collection delays have temporarily increased accounts receivable from customers. Receivables from customers include $103 million and $331 million as of December 31, 1999 and 1998, respectively, in estimated unbilled revenue for service that has been provided to customers, but for which bill issuance was delayed beyond the normal date of issuance. ComEd has recorded increased provisions for uncollectible accounts to recognize the estimated portion of the receivables that are not expected to be recoverable. Such provisions increased O&M expenses by $35 million and $10 million in 1999 and 1998, respectively, compared to normally expected levels. Receivables from customers as of December 31, 1999 and 1998 also include $295 million and $266 million, respectively, for estimated unbilled revenues for electric service that has been provided to customers subsequent to the normal billing date and prior to the end of the reporting period. See "Use of Estimates" above for additional information regarding ComEd's revenues and net receivables.

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

  Income Taxes. Deferred income taxes are provided for income and expense items recognized for financial accounting purposes in periods that differ from those for income tax purposes. Income

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES taxes deferred in prior years are charged or credited to income as the book/tax temporary differences reverse. Prior years' deferred investment tax credits are amortized through credits to income generally over the lives of the related property. Income tax credits resulting from interest charges applicable to nonoperating activities, principally construction, are classified as other income.

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

  On October 1, 1999, more than 41,000 non-residential customers became eligible to choose a new electric supplier or elect the purchase power option. The remainder of non-residential customers will become eligible to choose an electric supplier or the purchase power option between June 1 and December 31, 2000. As of December 31, 1999, over 4,700 non-residential customers, representing approximately ten percent of ComEd's 1998 retail kilowatthour sales, elected to receive their electric energy from a RES or chose the purchase power option. The impact of customer choice on results of operations will depend on various factors, including the extent to which customers elect to receive energy from a RES or the purchased power option, the development of a competitive market and the market price for energy, the extent to which ComEd develops new sources of revenue and the results of cost control efforts. Because of the inherent uncertainty in these factors, ComEd is unable to predict the long term impact of customer choice on results of operations. However, ComEd does not expect customer choice to have a material effect in the near term as a result of the collection of CTCs as provided by the 1997 Act.

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

  Because the 1997 Act is expected ultimately to lead to market-based pricing of electric generation services, ComEd discontinued SFAS No. 71 regulatory accounting practices for the generation portion

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES of its business in December 1997. ComEd evaluated the regulatory assets and liabilities related to the generation portion of its business and determined that it was not probable that such costs would be recovered through the cash flows from the regulated portion of its business. Accordingly, the generation-related regulatory assets and liabilities were written off in the fourth quarter of 1997, resulting in an extraordinary charge of $810 million (after-tax), or $3.75 per common share (diluted). The fourth quarter of 1997 also reflected charges totaling $44 million (after-tax), or $0.20 per common share (diluted), as a result of ComEd's elimination of its FAC pursuant to an option in the 1997 Act, and a charge of $60 million (after-tax), or $0.28 per common share (diluted), for a write down of ComEd's investment in uranium-related properties to realizable value. Projections of the market price for uranium indicated that the expected incremental costs of mining and milling uranium at the properties would exceed the expected market price for uranium and such costs are not expected to be recoverable in a competitive market. The market value of such uranium-related properties was determined based on estimated future cash flows and independent appraisals.

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