Form 10-Q
period 2000-03-31
UNICOM CORP; COMMONWEALTH EDISON CO
filed 2000-05-15
CIK 918040, 22606

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

                 For the quarterly period ended March 31, 2000

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from     to

 Commission
    File          Registrant; State of Incorporation;            IRS Employer
   Number            Address; and Telephone Number            Identification No.
 ----------       -----------------------------------         ------------------
 1-11375    UNICOM CORPORATION                                    36-3961038
            (an Illinois corporation)
            37th Floor, 10 South Dearborn Street
            Post Office Box A-3005
            Chicago, Illinois 60690-3005
            312/394-7399
 1-1839     COMMONWEALTH EDISON COMPANY (an Illinois corpo-       36-0938600
            ration)
            37th Floor, 10 South Dearborn Street
            Post Office Box 767
            Chicago, Illinois 60690-0767
            312/394-4321

  Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) have been subject to such filing
requirements for the past 90 days.  Yes   3      No

Common Stock outstanding at April 30, 2000:
    Unicom Corporation                           177,783,904 shares
    Commonwealth Edison Company                  183,745,079 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              Unicom Corporation
                                      and
                          Commonwealth Edison Company

                        Quarterly Reports on Form 10-Q
                   to the Securities and Exchange Commission
                 for the Quarterly Period Ended March 31, 2000

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2000 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward-looking statements; and reference is made to pages 58-59 for the location and character of such statements.

                                     INDEX

                                                                          Page
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Operations for the three months and twelve
     months ended March 31, 2000 and 1999................................     5
    Consolidated Balance Sheets--March 31, 2000 and December 31, 1999....   6-7
    Statements of Consolidated Capitalization--March 31, 2000 and
     December 31, 1999 ..................................................     8
    Statements of Consolidated Retained Earnings for the three months and
     twelve months ended March 31, 2000 and 1999.........................     9
    Statements of Consolidated Comprehensive Income for the three months
     and twelve months ended March 31, 2000 and 1999.....................     9
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 2000 and 1999................................    10
    Notes to Financial Statements........................................ 11-40
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 41-59
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    60
    Statements of Consolidated Operations for the three months and twelve
     months ended March 31, 2000 and 1999................................    61
    Consolidated Balance Sheets--March 31, 2000 and December 31, 1999.... 62-63
    Statements of Consolidated Capitalization--March 31, 2000 and
     December 31, 1999...................................................    64
    Statements of Consolidated Retained Earnings for the three months and
     twelve months ended March 31, 2000 and 1999.........................    65
    Statements of Consolidated Comprehensive Income for the three months
     and twelve months ended March 31, 2000 and 1999.....................    65
    Statements of Consolidated Cash Flows for the three months and twelve
     months ended March 31, 2000 and 1999................................    66
    Notes to Financial Statements........................................ 67-71
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    72
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 73-74
  Item 6. Exhibits and Reports on Form 8-K...............................    74
SIGNATURES...............................................................    75

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          Term                                  Meaning
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997, as amended
 AFUDC                  Allowance for funds used during construction
 APB                    Accounting Principles Board
 APX                    Automated Power Exchange Inc., a California company
 ARES                   Alternative Retail Electric Suppliers
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 City                   City of Chicago
 ComEd                  Commonwealth Edison Company, a Unicom subsidiary
 ComEd Funding          ComEd Funding, LLC, a ComEd subsidiary
 ComEd Funding Trust    ComEd Transitional Funding Trust, a ComEd Funding
                         subsidiary
 Cotter                 Cotter Corporation, a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 Edison Development     Edison Development Canada Inc., a ComEd subsidiary
 EME                    Edison Mission Energy, an Edison International
                         subsidiary
 EPS                    Earnings/(Loss) per Common Share
 ESPP                   Employee Stock Purchase Plan
 FASB                   Financial Accounting Standards Board
 FERC                   Federal Energy Regulatory Commission
 Fossil Plant           ComEd's six coal-fired generating plants, an oil and
                         gas-fired plant, and nine peaking unit sites
 GAAP                   Generally Accepted Accounting Principles
 ICC                    Illinois Commerce Commission
 IDR                    Illinois Department of Revenue
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 ISO                    Independent System Operator
 MGP                    Manufactured gas plant
 NEIL                   Nuclear Electric Insurance Limited
 Northwind Midway       Northwind Midway, LLC, a UT Holdings subsidiary
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 PECO                   PECO Energy Company, a Pennsylvania company
 PPAs                   Purchase Power Agreements
 RES                    Retail Electric Supplier
 SEC                    Securities and Exchange Commission
 SFAS                   Statement of Financial Accounting Standards
 SPEs                   Special purpose entities
 S&P                    Standard & Poor's
 Trusts                 ComEd Financing I and ComEd Financing II, ComEd
                         subsidiaries
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom Enterprises
                         subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 Unicom Investment      Unicom Investment, Inc., a Unicom Enterprises
                         subsidiary
 Unicom Power Holdings  Unicom Power Holdings Inc., a Unicom Enterprises
                         subsidiary
 Unicom Thermal         Unicom Thermal Technologies Inc., a UT Holdings
                         subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom Enterprises subsidiary

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of UNICOM CORPORATION (an Illinois corporation) and subsidiary companies as of March 31, 2000 and December 31, 1999, and the related statements of consolidated operations, retained earnings, comprehensive income and cash flows for the three-month and twelve-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of March 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.




                                            Arthur Andersen LLP

Chicago, Illinois
May 12, 2000

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months and twelve months ended March 31, 2000 and 1999 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                                  Three Months Ended      Twelve Months Ended
                                       March 31                March 31
                                 ----------------------  ----------------------
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------
                                      (Thousands Except Per Share Data)
Operating Revenues.............  $1,657,786  $1,537,804  $6,967,929  $6,977,431
                                 ----------  ----------  ----------  ----------
Operating Expenses and Taxes:
  Fuel.........................  $   99,208  $  234,834  $  861,636  $1,070,069
  Purchased power..............     226,733      71,682     706,627     646,306
  Operation and maintenance....     548,737     555,402   2,420,933   2,272,742
  Depreciation and
   amortization................     374,697     231,332     986,613     925,571
  Taxes (except income)........     138,388     132,360     514,480     624,709
  Income taxes.................      33,409      63,264     329,343     377,280
  Investment tax credits
   deferred--net ..............      (5,499)     (7,021)    (24,306)    (27,591)
                                 ----------  ----------  ----------  ----------
                                 $1,415,673  $1,281,853  $5,795,326  $5,889,086
                                 ----------  ----------  ----------  ----------
Operating Income...............  $  242,113  $  255,951  $1,172,603  $1,088,345
                                 ----------  ----------  ----------  ----------
Other Income and (Deductions):
  Interest on long-term debt,
   net of interest capitalized.  $ (134,365) $ (142,558) $ (536,984) $ (471,526)
  Interest on notes payable....        (969)     (3,952)    (15,619)    (20,392)
  Allowance for funds used
   during construction.........       5,619       4,211      23,219      17,515
  Income taxes applicable to
   nonoperating activities.....      (6,389)     (1,416)     22,110       3,747
  Provisions for dividends and
   redemption premiums--
   Preferred and preference
    stocks of ComEd............      (1,222)    (15,297)     (9,681)    (57,634)
   ComEd-obligated mandatorily
    redeemable preferred
    securities of subsidiary
    trusts holding solely
    ComEd's subordinated debt
    securities.................      (7,428)     (7,428)    (29,710)    (29,710)
  Miscellaneous--net...........      97,722       7,638      69,239      23,273
                                 ----------  ----------  ----------  ----------
                                 $  (47,032) $ (158,802) $ (477,426) $ (534,727)
                                 ----------  ----------  ----------  ----------
Net Income before Extraordinary
 Items ........................  $  195,081  $   97,149  $  695,177  $  553,618
Extraordinary Losses, less
 Applicable Income Taxes.......      (2,744)    (27,506)     (2,817)    (27,506)
                                 ----------  ----------  ----------  ----------
Net Income.....................  $  192,337  $   69,643  $  692,360  $  526,112
                                 ==========  ==========  ==========  ==========
Earnings per common share
 before extraordinary items
  Basic........................  $     1.02  $     0.45  $     3.29  $     2.55
  Diluted......................  $     1.01  $     0.45  $     3.28  $     2.55
Extraordinary losses, less
 applicable income taxes (basic
 and diluted)..................  $    (0.01) $    (0.13) $    (0.01) $    (0.13)
Earnings per common share--
  Basic........................  $     1.01  $     0.32  $     3.28  $     2.42
  Diluted......................  $     1.00  $     0.32  $     3.27  $     2.42
Cash Dividends Declared per
 Common Share..................  $     0.40  $     0.40  $     1.60  $     1.60

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,   December 31,
                       ASSETS                            2000          1999
                       ------                         -----------  ------------
                                                       (Thousands of Dollars)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $768 million and
   $672 million, respectively)....................... $25,290,040  $25,007,637
  Less--Accumulated provision for depreciation.......  13,988,275   13,729,223
                                                      -----------  -----------
                                                      $11,301,765  $11,278,414
  Nuclear fuel, at amortized cost....................     797,087      843,724
                                                      -----------  -----------
                                                      $12,098,852  $12,122,138
                                                      -----------  -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 2,671,305  $ 2,546,540
  Subsidiary companies...............................      17,290       50,417
  Other, at cost.....................................     600,139      470,848
                                                      -----------  -----------
                                                      $ 3,288,734  $ 3,067,805
                                                      -----------  -----------
Current Assets:
  Cash and temporary cash investments................ $   652,666  $ 1,696,336
  Cash held for redemption of securities.............      64,577      285,056
  Other cash investments.............................          24           62
  Special deposits...................................   1,802,506    1,845,730
  Receivables--
    Customers........................................   1,084,066    1,224,678
    Forward share repurchase contract................         --       813,046
    Other............................................     190,191      181,532
    Provisions for uncollectible accounts............     (51,437)     (50,814)
  Coal and fuel oil, at average cost.................      17,575       15,613
  Materials and supplies, at average cost............     231,652      221,157
  Deferred income taxes related to current assets and
   liabilities.......................................      66,714       60,056
  Prepayments and other..............................      36,643       36,268
                                                      -----------  -----------
                                                      $ 4,095,177  $ 6,328,720
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 1,585,225  $ 1,792,907
  Other..............................................      87,902       94,463
                                                      -----------  -----------
                                                      $ 1,673,127  $ 1,887,370
                                                      -----------  -----------
                                                      $21,155,890  $23,406,033
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        March 31,  December 31,
            CAPITALIZATION AND LIABILITIES                2000         1999
            ------------------------------             ----------- ------------
                                                        (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 3,932,138 $ 5,332,611
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........       1,678       1,790
  ComEd-obligated mandatorily redeemable preferred se-
   curities of subsidiary trusts holding solely
   ComEd's subordinated debt securities*..............     350,000     350,000
  Long-term debt......................................   6,965,357   7,129,906
                                                       ----------- -----------
                                                       $11,249,173 $12,814,307
                                                       ----------- -----------
Current Liabilities:
  Notes payable....................................... $   445,000 $     4,750
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     894,498     915,439
  Accounts payable....................................     477,677     582,920
  Accrued interest....................................     124,495     146,718
  Accrued taxes.......................................     420,499   1,386,930
  Dividends payable...................................      74,940      94,090
  Customer deposits...................................      72,102      68,128
  Other...............................................     267,925     316,542
                                                       ----------- -----------
                                                       $ 2,777,136 $ 3,515,517
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 2,464,423 $ 2,484,883
  Nuclear decommissioning liability for retired
   plants.............................................   1,274,900   1,259,700
  Accumulated deferred investment tax credits.........     477,065     484,717
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     773,996     763,427
  Obligations under capital leases of subsidiary com-
   panies.............................................     132,105     161,611
  Regulatory liabilities..............................     581,963     596,157
  Other...............................................   1,425,129   1,325,714
                                                       ----------- -----------
                                                       $ 7,129,581 $ 7,076,209
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 21)
                                                       $21,155,890 $23,406,033
                                                       =========== ===========

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                        March 31,   December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                        (Thousands of Dollars)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--218,265,888 shares and 217,835,570
    shares, respectively.............................. $ 4,975,791  $ 4,971,618
  Preference stock expense of ComEd...................         (72)         (72)
  Retained earnings...................................     484,896      363,621
  Accumulated other comprehensive income..............       8,569        7,539
  Treasury stock--40,619,106 shares and 264,406
   shares, respectively...............................  (1,537,046)     (10,095)
                                                       -----------  -----------
                                                       $ 3,932,138  $ 5,332,611
                                                       -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    $1.425 convertible preferred stock, cumulative,
     without par value--Outstanding--52,753 shares and
     56,291 shares, respectively...................... $     1,678  $     1,790
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding............................         --           --
                                                       -----------  -----------
                                                       $     1,678  $     1,790
                                                       -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--700,000 shares and 700,000 shares,
      respectively.................................... $    69,475  $    69,475
    Current redemption requirements for preference
     stock included
     in current liabilities...........................     (69,475)     (69,475)
                                                       -----------  -----------
                                                       $       --   $       --
                                                       -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely
 ComEd's Subordinated Debt Securities................. $   350,000  $   350,000
                                                       -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 2000 through 2004--5.30% to 9 3/8%....... $   656,000  $   698,245
    Maturing 2005 through 2014--4.40% to 8 3/8%.......   1,299,400    1,299,400
    Maturing 2015 through 2023--6.75% to 9 7/8%.......   1,511,000    1,589,443
                                                       -----------  -----------
                                                       $ 3,466,400  $ 3,587,088
  Transitional trust notes, due 2001 through 2008--
   5.29% to 5.74%.....................................   2,975,033    3,070,000
  Sinking fund debentures, due 2001 through 2011--2
   7/8% to 4.75%......................................      30,857       30,866
  Pollution control obligations, due 2007 through
   2014--3.85% to 5 7/8%..............................     139,200      139,200
  Other long-term debt................................   1,088,065    1,089,347
  Deposit for retirement of long-term debt............      (4,183)         --
  Current maturities of long-term debt included in
   current liabilities................................    (684,162)    (737,615)
  Unamortized net debt discount and premium...........     (45,853)     (48,980)
                                                       -----------  -----------
                                                       $ 6,965,357  $ 7,129,906
                                                       -----------  -----------
                                                       $11,249,173  $12,814,307
                                                       -----------  -----------


   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                           Three Months    Twelve Months Ended
                                          Ended March 31        March 31
                                         ----------------- -------------------
                                           2000     1999     2000      1999
                                         -------- -------- --------- ---------
                                                (Thousands of Dollars)
Balance at Beginning of Period.......... $363,621 $142,813  $124,991  $(54,207)
Add--Net income.........................  192,337   69,643   692,360   526,112
                                         -------- -------- --------- ---------
                                         $555,958 $212,456  $817,351 $ 471,905
                                         -------- -------- --------- ---------
Deduct--
   Cash dividends declared on
     common stock....................... $ 71,062 $ 86,865  $331,980  $347,287
   Other capital stock transactions--
     net................................      --       600       475      (373)
                                         -------- -------- --------- ---------
                                         $ 71,062 $ 87,465 $332 ,455 $346,914
                                         -------- -------- --------- ---------
Balance at End of Period (Includes $837
  million and $477 million of
  appropriated retained earnings at
  March 31, 2000 and 1999,
  respectively)......................... $484,896 $124,991 $484 ,896  $124,991
                                         ======== ======== ========= =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                       Three Months Ended  Twelve Months Ended
                                            March 31            March 31
                                       ----------------------------------------
                                         2000       1999     2000       1999
                                       ---------  ------------------  ---------
                                               (Thousands of Dollars)
Net Income............................ $ 192,337  $ 69,643  $692,360   $526,112
Other Comprehensive Income
  Unrealized gains on securities...... $   1,704  $    --  $  14,175  $     --
  Income taxes on other comprehensive
   income.............................      (674)      --     (5,606)       --
                                       ---------  -------- ---------  ---------
  Other comprehensive income, net of
   tax................................ $   1,030  $    --  $   8,569  $     --
                                       ---------  -------- ---------  ---------
Comprehensive Income.................. $ 193,367  $ 69,643 $ 700,929   $526,112
                                       =========  ======== =========  =========



   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                               Three Months  Ended      Twelve Months  Ended
                                    March 31                  March 31
                             ------------------------  ------------------------
                                2000         1999         2000         1999
                             -----------  -----------  -----------  -----------
                                         (Thousands of Dollars)
Cash Flow from Operating
 Activities:
 Net income................  $   192,337  $    69,643  $   692,360  $   526,112
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
   Depreciation and
    amortization...........      407,613      246,312    1,076,425      979,162
   Deferred income taxes
    and investment tax
    credits--net...........      (37,101)     (53,656)  (1,431,809)      (8,639)
   Contribution to
    environmental trust....          --           --      (250,000)         --
   Recovery of coal reserve
    regulatory assets......          --        19,936      178,038      (10,515)
   Change in MGP
    remediation liability..          --           --        68,078          --
   Gain on forward share
    arrangements...........     (113,071)     (13,728)     (55,370)     (13,728)
   Provisions/(payments)
    for revenue refunds--
    net....................          --       (22,493)        (110)     (10,856)
   Equity component of
    allowance for funds
    used during
    construction...........       (2,751)      (1,753)      (8,787)      (7,128)
   Provisions/(payments)
    for liability for
    separation costs--net..       (8,889)      (8,780)     (62,505)      (6,448)
   Net effect on cash flows
    of changes in:
     Receivables...........      128,521      194,299       37,699     (336,548)
     Coal and fuel oil.....          555      (18,143)      19,316        3,292
     Materials and
      supplies.............      (10,456)      (4,139)     (11,519)      20,887
     Accounts payable
      excluding nuclear
      fuel lease principal
      payments and
      separation costs--
      net..................      (98,012)    (130,879)      12,983        2,373
     Accrued interest and
      taxes................     (986,873)     148,474      111,218      117,073
     Other changes in
      certain current
      assets and
      liabilities..........       49,310       27,850      145,614      154,592
   Other--net..............      110,952       87,382      (58,628)     107,914
                             -----------  -----------  -----------  -----------
                             $  (367,865) $   540,325  $   463,003  $ 1,517,543
                             -----------  -----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures.............  $  (329,878) $  (231,075) $(1,301,309) $  (981,905)
 Nuclear fuel
  expenditures.............      (29,622)     (50,085)    (233,019)    (155,705)
 Sales of generating
  plants...................          --           --     4,885,720          --
 Equity component of
  allowance for funds used
  during construction......        2,751        1,753        8,787        7,128
 Contributions to nuclear
  decommissioning funds....      (39,400)     (39,426)     (89,919)     (96,120)
 Other investments and
  special deposits.........      (37,357)      (4,815)  (1,878,511)       1,073
 Plant removal costs--net..       (2,253)     (26,679)     (59,188)     (73,178)
                             -----------  -----------  -----------  -----------
                             $  (435,759) $  (350,327) $ 1,332,561  $(1,298,707)
                             -----------  -----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of securities--
  Transitional trust
   notes...................  $       --   $       --   $       --   $ 3,382,629
  Other long-term debt.....          --        35,000      166,764      392,270
  Capital stock............        4,173          824       24,290       13,245
 Retirement, redemption
  and repurchase of
  securities--
  Transitional trust
   notes...................      (94,967)         --      (424,967)         --
  Other long-term debt.....     (122,012)  (1,055,655)    (497,915)  (1,304,998)
  Common stock.............     (533,702)      (3,570)    (533,702)     (10,370)
  Preferred stock..........         (113)    (544,187)     (75,166)    (578,120)
 Common stock forward
  repurchase arrangements..      (67,133)    (678,569)    (262,039)    (678,569)
 Cash dividends paid on
  common stock.............      (87,021)     (86,806)    (347,780)    (347,150)
 Proceeds from
  sale/leaseback of
  nuclear fuel.............          --           --           --        84,473
 Nuclear fuel lease
  principal payments.......          --       (53,745)    (201,657)    (277,163)
 Increase/(decrease) in
  short-term borrowings....      440,250      (72,149)     224,216     (158,836)
                             -----------  -----------  -----------  -----------
                             $  (460,525) $(2,458,857) $(1,927,956) $   517,411
                             -----------  -----------  -----------  -----------
Change in Net Cash Balance.  $(1,264,149) $(2,268,859) $  (132,392) $   736,247
Cash, Temporary Cash
 Investments and Cash Held
 for Redemption of
 Securities:
   Balance at Beginning of
    Period.................    1,981,392    3,118,494      849,635      113,388
                             -----------  -----------  -----------  -----------
   Balance at End of
    Period.................  $   717,243  $   849,635  $   717,243  $   849,635
                             ===========  ===========  ===========  ===========


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

  Use of Estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Due to the transition to a new customer information and billing system, a larger portion of customer revenues and net receivables were based on estimates for the period July 1998 through November 1999 than in previous and subsequent periods.

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

  ComEd's investment in generation-related net utility plant, not subject to cost-based rate regulation, including construction work in progress and nuclear fuel, and excluding the decommissioning costs included in the accumulated provision for depreciation was $7.7 billion and $7.8 billion as of March 31, 2000 and December 31, 1999, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at March 31, 2000 and December 31, 1999 were as follows:

                                                         March 31,  December 31,
                                                            2000        1999
                                                         ---------- ------------
                                                         (Thousands of Dollars)
Regulatory assets:
 Impaired production plant(1)..........................  $  178,537  $  366,221
 Deferred income taxes (2).............................     685,327     688,946
 Nuclear decommissioning costs--Dresden Unit 1.........     193,269     202,308
 Nuclear decommissioning costs--Zion Units 1 and 2.....     490,418     496,638
 Unamortized loss on reacquired debt (3)...............      37,674      38,794
                                                         ----------  ----------
                                                         $1,585,225  $1,792,907
                                                         ==========  ==========
Regulatory liabilities:
 Deferred income taxes (2).............................  $  581,963  $  596,157
                                                         ==========  ==========

--------
(1) Expected to be substantially recovered through regulated cash flow by the end of 2000.
(2) Recorded in compliance with SFAS No. 109, Accounting for Income Taxes, for non-generation related temporary differences.
(3) Amortized over the remaining lives of the non-generation related long-term debt issued to finance the reacquisition. See "Loss on Reacquired Debt" below for additional information.

  The regulatory assets for Dresden Unit 1 and Zion Units 1 and 2 represent unrecovered nuclear decommissioning costs, which are expected to be recovered over the periods 2000-2011 and 2000-2013, respectively, through future rate recoveries and related trust fund earnings. See "Depreciation, Amortization of Regulatory Assets and Liabilities and Decommissioning" below for additional information.

  Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning. Depreciation, amortization of regulatory assets and liabilities, and decommissioning for the three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                        Three Months Ended  Twelve Months Ended
                                             March 31            March 31
                                        ------------------- -------------------
                                          2000      1999      2000      1999
                                        --------- --------- --------- ---------
                                                (Thousands of Dollars)
Depreciation expense................... $ 166,058 $ 177,438 $ 701,960 $ 743,601
Amortization of regulatory assets and
 liabilities--net......................   187,684    32,939   200,833    98,150
                                        --------- --------- --------- ---------
                                         $353,742  $210,377  $902,793  $841,751
Decommissioning expense................    20,955    20,955    83,820    83,820
                                        --------- --------- --------- ---------
                                         $374,697  $231,332  $986,613  $925,571
                                        ========= ========= ========= =========

  The increased regulatory asset amortization recorded in the recent three-month and twelve-month periods represents amounts calculated in accordance with the earnings cap provisions of the 1997 Act. The increased regulatory asset amortization was primarily recorded as a result of higher net income in the first quarter of 2000, compared to the first quarter of 1999, before reflecting such increased amortization.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the December 1999 sale of fossil plant assets of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statements of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million in the fourth quarter of 1999. See Note 3 for additional information regarding amortization of regulatory assets with respect to limits on ComEd's earnings due to statutory sharing provisions. See Note 4 for additional information regarding the fossil plant sale.

  Provisions for depreciation, including nuclear plant, were at average annual rates of average depreciable utility plant and equipment for the three months and twelve months ended March 31, 2000 and 1999 as follows:

                                         Three Months Ended  Twelve Months Ended
                                              March 31            March 31
                                         ------------------  -------------------
                                           2000      1999      2000      1999
                                         --------- --------- --------- ---------
Average annual depreciation rates.......     2.69%     2.65%     2.67%     2.83%

  Depreciation is provided on a straight-line basis by amortizing the cost of depreciable plant and equipment over estimated service lives for each class of plant. The decrease in the average depreciation rates for the twelve-month period ended March 31, 2000, compared to the same period ended March 31, 1999, relates primarily to a reduction in nuclear depreciation rates due to the partial impairment of production plant, which was recorded as a component of accumulated depreciation.

  Nuclear plant decommissioning costs generally are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each generating station currently operating. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's ten operating units have remaining current NRC license lives ranging from 7 to 28 years. ComEd's Zion Station and Dresden Unit 1, are retired and are expected to be dismantled beginning in the years 2014 and 2011, respectively, which is consistent with the regulatory treatment for recovery of the related decommissioning costs.

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.6 billion in current-year (2000) dollars, including a contingency allowance. These expenditures are expected to occur primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of, or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The ICC has

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES approved ComEd's current funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants.

  Following the merger with PECO, it is anticipated that ComEd will transfer its nuclear generating assets, including the decommissioning trust funds, to a generation and power marketing subsidiary of Exelon ("Genco"). Genco will assume responsibility for the decommissioning of the nuclear generating stations, including Zion Station and Dresden Unit 1, subject to an obligation of ComEd to continue collecting decommissioning-related charges from its retail customers and contribute such amounts to Genco's trust funds. In conjunction with the ICC regulatory approval proceeding related to Genco, ComEd is currently considering an alternative decommissioning funding structure that would provide for i) collection of amounts sufficient to satisfy the decommissioning obligation from customers over a period that is generally shorter than the remaining NRC license lives of the units, and ii) a waiver of ComEd's rights to further collections after that shorter period. Although ComEd cannot currently determine whether an alternative funding structure will ultimately be approved and implemented, such a structure could increase the decommissioning cost recovery risk. See Note 2 for additional information on the planned merger of Unicom and PECO.

  For the ten operating nuclear units, decommissioning cost accruals are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Operations and the Consolidated Balance Sheets, respectively, as such costs are recovered through rates. As of March 31, 2000, the total decommissioning costs included in the accumulated provision for depreciation were $2,176 million.

  For ComEd's retired nuclear units, the total estimated liability for nuclear decommissioning in current-year (2000) dollars is recorded as a noncurrent liability. The unrecovered portion of the liability is recorded as a regulatory asset. The nuclear decommissioning liability for retired plants as of March 31, 2000 was as follows:

                                                               Zion
                                                    Dresden   Units
                                                     Unit 1  1 and 2    Total
                                                    -------- -------- ----------
                                                       (Thousands of Dollars)
Amounts recovered through rates and investment
 fund earnings....................................  $117,531 $473,682 $  591,213
Unrecovered portion of the liability..............   193,269  490,418    683,687
                                                    -------- -------- ----------
 Nuclear decommissioning liability for retired
  plants..........................................  $310,800 $964,100 $1,274,900
                                                    ======== ======== ==========

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts. Consequently, such collections do not add to the cash flows available for general corporate purposes. The fair value of funds accumulated in the external trusts at March 31, 2000 was $2,671 million, which includes pre-tax unrealized appreciation of $749 million. The earnings on the external trusts for operating plants accumulate in the fund balance and accumulated provision for depreciation. Nuclear decommissioning funding as of March 31, 2000 was as follows:

                                                          (Thousands of Dollars)
Amounts recovered through rates and investment fund
 earnings for operating plants (included in the
 accumulated provision for depreciation)................        $2,175,656
Amounts recovered through rates and investment fund
 earnings for retired plants............................           591,213
Less past accruals not yet contributed to the trusts....            95,564
                                                                ----------
 Fair value of external trust funds.....................        $2,671,305
                                                                ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  In February, 2000 the FASB issued an exposure draft addressing the accounting for asset removal costs, including those relating to nuclear decommissioning. The exposure draft would require utilities to recognize the entire decommissioning liability on the balance sheet when the liability is incurred very early in the operating life of the generating station, rather than ratably over the operating life of the station as is the current industry accounting practice. The cost basis of the related nuclear power plant would be increased by a corresponding amount at the time the liability is recorded and depreciated over the operating life. Although over the life of the stations total decommissioning provisions would approximate the total amount recognized over the life of the stations under current electric utility accounting practices, amounts for interim years could increase or decrease from currently expected decommissioning provisions. However, ComEd does not believe such changes will adversely impact results of operations due to the ability to recover decommissioning costs through rates. The exposure draft is proposed to be effective for financial statements issued for fiscal years beginning after June 15, 2001. A final statement is expected to be issued before the end of 2000.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of March 31, 2000. It includes the City, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately 30 percent of its ultimate consumer revenues in 1999. ComEd had approximately 3.5 million electric customers at March 31, 2000. Revenues are recognized as electric and delivery services are provided to customers.

  As a result of the implementation of a new customer billing and information system in July 1998, billing and collection delays have temporarily increased accounts receivable from customers. Receivables from customers include $70 million and $103 million as of March 31, 2000 and December 31, 1999, respectively, in estimated unbilled revenue for service that has been provided to customers, but for which bill issuance was delayed beyond the normal date of issuance. ComEd has recorded increased provisions for uncollectible accounts to recognize the estimated portion of the receivables that are not expected to be recoverable. Such provisions increased O&M expenses by $35 million in the twelve months ended March 31, 2000, compared to normally expected levels. Receivables from customers as of March 31, 2000 and December 31, 1999 also include $257 million and $295 million, respectively, for estimated unbilled revenues for electric service that has been provided to customers subsequent to the normal billing date and prior to the end of the reporting period. See "Use of Estimates" above for additional information regarding ComEd's revenues and net receivables.

  See Notes 3 and 18 for additional information.

  Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through base rates. See Note 13 for additional information concerning the disposal of spent nuclear fuel, one-time fee and interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $99 million and $89 million for the three months ended March 31, 2000 and 1999, respectively and $391 million and $321 million for the twelve months ended March 31, 2000 and 1999, respectively.

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

  AFUDC and Interest Capitalized. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program for the non-generation portion of its business. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates for AFUDC were 8.29% and 8.02% for the three months ended March 31, 2000 and 1999, respectively, and 7.87% and 8.11% for the twelve months ended March 31, 2000 and 1999, respectively. In accordance with SFAS No. 34, Capitalization of Interest Cost, ComEd capitalized $16 million and $32 million for the twelve months ended March 31, 2000 and 1999, respectively, in interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $151 million and $167 million for the three months ended March 31, 2000 and 1999, respectively, and $654 million and $577 million for the twelve months ended March 31, 2000 and 1999, respectively.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Average Common Shares Outstanding. The number of average outstanding common shares used to compute basic and diluted EPS for the three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                        Three Months Ended  Twelve Months Ended
                                             March 31            March 31
                                        ------------------- -------------------
                                          2000      1999      2000      1999
                                        --------- --------- --------- ---------
                                                 (Thousands of Shares)
Average Number of Common Shares
 Outstanding:
 Average Number of Common Shares--
  Basic................................   191,034   217,081   210,792   217,036
 Potentially Dilutive Common Shares--
  Treasury Method:
   Stock Options.......................       721       614       706       653
   Other Convertible Securities........        87        85        87        85
                                        --------- --------- --------- ---------
Average Number of Common Shares--
 Diluted...............................   191,842   217,780   211,585   217,774
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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Cash Held for Redemption of Securities. As of March 31, 2000, the cash held for redemption of securities reported on the Consolidated Balance Sheets includes $65 million of escrowed cash and pending instrument funding charges collected from ComEd customers to be applied to the principal and interest payment on the transitional trust notes. See Note 3 for additional information.

  Special Deposits. As of March 31, 2000, special deposits included $1.8 billion for cash deposited by Unicom Investments in connection with a contemplated like-kind exchange transaction involving certain of the sold fossil plants.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, and cash held for redemption of securities are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 2000 and 1999 was as follows:

                                      Three Months Ended   Twelve Months Ended
                                           March 31             March 31
                                      -------------------  -------------------
                                        2000      1999        2000      1999
                                      --------- ---------  ---------- --------
                                              (Thousands of Dollars)
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount
    capitalized).....................  $152,148  $161,651  $  588,481 $475,122
   Income taxes (net of refunds)..... $ 950,001 $ (25,921) $1,431,102 $246,555
Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
 Capital lease obligations incurred
  by subsidiary companies............ $      33 $   1,162  $      615 $ 89,537

  (2) Merger Agreement. In September 1999, the Boards of Directors of Unicom and PECO approved a merger of equals that will create a new holding company, Exelon. The merger is conditioned, among other things, upon the approvals of the shareholders of both companies and by various regulatory bodies. The merger was approved unanimously on April 12, 2000, without conditions, by the FERC. Aspects of the merger still must be approved by other federal and state regulatory agencies, including the SEC, the NRC, the Federal Communications Commission and the Pennsylvania Public Utility Commission and also by shareholders of both companies. In Pennsylvania, a settlement has been reached with virtually all intervenors, and the regulatory process in Illinois has been completed. The merger is currently expected to be completed in the latter half of 2000.

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

  Prior to the consummation of the merger, Unicom expects to repurchase approximately $1.0 billion of its outstanding common shares. These share repurchases are in addition to 26.3 million shares of Unicom common stock that Unicom repurchased in January 2000 upon settlement of certain forward purchase contracts. The $1.0 billion additional share repurchases will be funded from available funds, including funds resulting from the fossil plant sale. See
Note 6 for additional information.

  Following the consummation of the Merger, it is anticipated that both ComEd and PECO will transfer their generating assets and wholesale power marketing operations to subsidiaries. Following

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES those transfers, these subsidiaries will be transferred to Exelon and ultimately will be combined into a single power generation and marketing company ("Genco"), which will be a direct subsidiary of Exelon. In ComEd's case, the transfer will include its Braidwood, Byron, Dresden, LaSalle and Quad Cities generating stations (nuclear generating stations) representing an aggregate generating capability of 9,566 megawatts, its Zion station, its rights and obligations under various power purchase agreements, the assets constituting its nuclear decommissioning trusts and its wholesale power marketing business. Genco will assume responsibility for the decommissioning of the nuclear generating stations, including Zion Station and Dresden Unit 1, subject to an obligation of ComEd to continue collecting decommissioning-related charges from its customers. Genco will enter into a power purchase agreement with ComEd in which Genco will undertake to supply ComEd's full requirements for electric energy through 2004 and all of ComEd's requirements up to the available capacity of the nuclear generating stations in 2005 and 2006. The proposed transfer is subject to various regulatory approvals.

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

  On October 1, 1999, more than 41,000 non-residential customers became eligible to choose a new electric supplier or elect the purchase power option. The remainder of non-residential customers will become eligible to choose an electric supplier or the purchase power option between June 1 and December 31, 2000. As of March 31, 2000, over 5,900 non-residential customers, representing approximately 13 percent of ComEd's retail kilowatthour sales for the twelve months prior to the introduction of open access, elected to receive their electric energy from a RES or chose the purchase power option. The impact of customer choice on results of operations will depend on various factors, including the extent to which customers elect to receive energy from a RES or the purchased power option, the development of a competitive market, the market price for energy, the extent to which ComEd develops new sources of revenue and the results of cost control efforts. Because of the inherent uncertainty in these factors ComEd is unable to predict the long term impact of customer choice on results of operations. However, ComEd does not expect customer choice to have a material effect in the near term as a result of the collection of CTCs as provided by the 1997 Act.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity for ComEd are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. Consistent with the provisions of the 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods. ComEd's returns on average common equity for the years 1999 and 1998 were 11.56% and 10.86%, respectively. The average return of 11.21% for the two year period ended December 31, 1999 equaled the threshold return for that period under the earnings provisions of the 1997 Act. ComEd does not currently expect to trigger the earnings sharing provisions of the 1997 Act in the years 2000 and beyond.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. The total amount of such securities that may be issued is approximately $6.8 billion. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, were, as required, used to redeem $1,101 million of long-term debt and $607 million of preference stock in 1999 and reduce by $500 million ComEd's outstanding short-term debt. During the year 1999, ComEd recorded an extraordinary loss related to the early redemptions of such long-term debt, which reduced net income on common stock by approximately $28 million (after-tax), or $0.13 per common share (diluted). ComEd also recorded $12 million (after-tax), or $0.05 per common share (diluted), for premiums paid in connection with the redemption of such preference stock. The preference stock premiums were included in the provision for dividends for preference stocks of ComEd on the Statements of Consolidated Operations. Unicom has also repurchased shares of its common stock using $1,104 million of proceeds it received from ComEd's repurchase of its common stock held by Unicom. The balance of proceeds were used for the payment of fees and other debt

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES issuance costs totaling $23 million and a $17 million collateral requirement related to the transitional trust notes. See Note 6 for additional information regarding Unicom's share repurchases.

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

  (4) Fossil Plant Sale. In December 1999, ComEd completed the sale of its fossil generating assets to EME for a cash purchase price of $4.8 billion. The fossil generating assets represent an aggregate generating capacity of approximately 9,772 megawatts.

  Just prior to the consummation of the fossil plant sale, ComEd transferred these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment paid ComEd consideration totalling approximately $4.8 billion in the form of a demand note in the amount of approximately $2.4 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment immediately sold the fossil plant assets to EME, in consideration of which Unicom Investment received approximately $4.8 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment paid the $2.4 billion aggregate principal due to ComEd under the demand note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities, including the share repurchases. Of the cash received by ComEd, $1.5 billion has been used to pay the costs and taxes associated with the fossil plant sale, including ComEd's contribution of $250 million of the proceeds to an environmental trust as required by the 1997 Act. The remainder of the demand note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

  The sale produced an after-tax gain of approximately $1.6 billion, after recognizing commitments associated with certain coal contracts ($350 million), recognizing employee-related costs ($112 million) and contributing to the environmental trust. The coal contract costs include the amortization of the remaining balance of ComEd's regulatory asset for unrecovered coal reserves of $178 million and the recognition of $172 million of settlement payments related to the above-market portion of coal purchase commitments ComEd assigned to EME at market value upon completion of the fossil plant sale. The severance costs included pension and post-retirement welfare benefit curtailment and special termination benefit costs of $51 million and transition, separation and retention payments of $61 million. A total of 1,730 fossil station employee positions were eliminated upon completion of the fossil plant sale on December 15, 1999. The employees whose positions were eliminated have been terminated, except for 17 affected employees who remain in an extended transition program. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statement of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million. See Note 1, under "Regulatory Assets and Liabilities," for additional information.

  (5) Authorized Shares, Voting Rights and Stock Rights of Capital Stock. At March 31, 2000, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES shares of ComEd preferred and preference stocks at March 31, 2000 were: preference stock--7,510,451 shares; $1.425 convertible preferred stock--52,753 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

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

  (6) Common Equity. In January 2000, Unicom physically settled the forward share repurchase arrangements it had with financial institutions for the repurchase of 26.3 million Unicom common shares. Prior to settlement, the repurchase arrangements were recorded as a receivable on Unicom's Consolidated Balance Sheets based on the aggregate market value of the shares under the arrangements. In 1999, net unrealized losses of $44 million (after-tax), or $0.20 per common share were recorded related to the arrangements. The settlement of the arrangements in January 2000 resulted in a gain of $113 million (after-tax), which was recorded in the first quarter of 2000. The settlement of the arrangements resulted in a reduction in Unicom's outstanding common shares and common stock equity, effective January 2000.

  Consistent with Unicom's $1 billion share repurchase commitment in the pending merger agreement with PECO, Unicom has entered into repurchase agreements with financial institutions to repurchase shares of its common stock from the open-market. During the first quarter of 2000, Unicom expended $534 million to repurchase 14 million of its common shares pursuant to these agreements of which approximately $153 million was funded with proceeds from the 1998 issuance of transitional trust notes.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  At March 31, 2000, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 1,787,144
      Employee Stock Purchase Plan....................................   323,797
      Shareholder Rights Plan.........................................   400,000
      Exchange for ComEd common stock not held by Unicom..............    86,748
      1996 Directors' Fee Plan........................................   159,702
                                                                       ---------
                                                                       2,757,391
                                                                       =========

  Common stock issued/(reacquired) for the three months and twelve months ended March 31, 2000 and 1999 was as follows:

                                    Three Months Ended    Twelve Months Ended
                                         March 31               March 31
                                   ---------------------  ---------------------
                                      2000        1999       2000        1999
                                   -----------  --------  -----------  --------
Shares of Common Stock
 Issued/(Reacquired):
 Long-Term Incentive Plan........      444,619   148,813      747,307   468,828
 Employee Stock Purchase Plan....          --        --        89,500    94,270
 Exchange for ComEd common stock
  not held by Unicom.............          902    (3,749)       2,197     5,531
 1996 Directors' Fee Plan........        2,757     2,244        6,034    10,903
 Treasury Stock..................  (40,354,700)  (85,424) (40,354,700) (264,406)
                                   -----------  --------  -----------  --------
                                   (39,906,422)   61,884  (39,509,662)  315,126
                                   ===========  ========  ===========  ========
                                            (Thousands of Dollars)
Changes in Common Stock Accounts:
 Total shares issued.............  $     4,095  $    681  $    24,704  $ 13,330
 Net cash settlement of forward
  share repurchase contract......          --    (16,454)         --    (16,454)
 Share repurchases...............   (1,526,952)   (3,295)  (1,526,952)  (10,095)
 Shares held by trustee for
  Unicom Stock Bonus Deferral
  Plan...........................          --        --           --      8,772
 Other...........................           79       145           86       (83)
                                   -----------  --------  -----------  --------
                                   $(1,522,778) $(18,923) $(1,502,162) $ (4,530)
                                   ===========  ========  ===========  ========

  As of March 31, 2000 and December 31, 1999, 40,619,106 and 264,406 shares, respectively, of Unicom common stock were reacquired and held as treasury stock at a cost of $1,537 million and $10 million, respectively.

  At March 31, 2000 and December 31, 1999, 75,458 and 75,692, respectively, of ComEd common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

  As of March 31, 2000 and December 31, 1999, $837 million and $716 million, respectively, of retained earnings had been appropriated for future dividend payments.

  (7) Stock Option Awards/Employee Stock Purchase Plan. Unicom has a nonqualified stock option awards program under its Long-Term Incentive Plan. The stock option awards program was adopted by Unicom in July 1996 to reward valued employees responsible for, or contributing to, the management, growth and profitability of Unicom and its subsidiaries. The stock options granted expire ten years from their grant date. One-third of the shares subject to the options vest on each of the first three anniversaries of the option grant date. In addition, the stock options will become fully vested immediately if the holder dies, retires, is terminated by the Company, other than for cause, or qualifies for long-term disability. Options granted before July 22, 1998 also vest in full upon a change in control,

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES while options granted on or after July 22, 1998 vest in full if the option holder is terminated within 24 months after a change of control.

  Stock option transactions through March 31, 2000 are summarized as follows:

                                                     Number of  Weighted Average
                                                      Options    Exercise Price
                                                     ---------  ----------------
Outstanding as of December 31, 1997................. 2,291,378      $23.810
Granted during the year............................. 1,379,525       35.234
Exercised during the year...........................  (404,082)      24.244
Expired/cancelled during the year...................  (123,928)      25.715
                                                     ---------
Outstanding as of December 31, 1998................. 3,142,893       28.694
Granted during the year............................. 1,848,050       35.750
Exercised during the year...........................  (313,231)      24.102
Expired/cancelled during year.......................  (179,076)      33.551
                                                     ---------
Outstanding as of December 31, 1999................. 4,498,636       31.719
Granted during the first quarter.................... 2,131,600       37.063
Exercised during the first quarter..................  (126,656)      26.587
Expired/cancelled during the first quarter..........   (66,794)      35.435
                                                     ---------
Outstanding as of March 31, 2000.................... 6,436,786       33.551
                                                     =========

  Of the stock options outstanding at March 31, 2000, 2,191,926 had vested with a weighted average exercise price of $30.

  The fair value of each stock option is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                         Stock Option Grant Date
                                                         -----------------------
                                                          2000    1999    1998
                                                         ------- ------- -------
Expected option life.................................... 7 years 7 years 7 years
Dividend yield..........................................   4.30%   4.50%   4.54%
Expected volatility.....................................  21.97%  23.02%  21.95%
Risk-free interest rate.................................   6.76%   4.83%   5.58%

  The estimated weighted average fair value for each stock option granted in the first quarter of 2000 and in years 1999 and 1998 was $8.19, $6.48 and $6.62, respectively.

  The ESPP allows employees to purchase Unicom common stock at a ten percent discount from market value. Substantially all of the employees of Unicom, ComEd and their subsidiaries are eligible to participate in the ESPP. Unicom issued 89,500 and 94,270 shares of common stock for the twelve months ended March 31, 2000 and 1999, respectively, under the ESPP at a weighted average annual purchase price of $33.58 and $33.11, respectively.

  Unicom has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, Unicom has adopted APB No. 25, and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the additional charge to operations would have been $4 million (after-tax), or $0.02 per common share (diluted), and $3 million (after-tax), or $0.01 per common share (diluted), for the twelve months ended March 31, 2000 and 1999, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (8) ComEd Preferred and Preference Stocks Without Mandatory Redemption Requirements. During the twelve months ended March 31, 2000 and 1999, 3,000,000 shares and 10,499,549 shares of preferred or preference stock without mandatory redemption requirements were redeemed, respectively, and no shares were issued. All series other than Series $1.425 have been redeemed.

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

  (9) ComEd Preference Stock Subject to Mandatory Redemption
Requirements. During the twelve months ended March 31, 2000 and 1999, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. During the twelve months ended March 31, 2000 and 1999, no shares and 1,358,560 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements or were part of the early redemption in 1999. There were 700,000 shares of Series $6.875 preference stock outstanding at December 31, 1999, at an aggregate stated value of $69 million. This series was non-callable and was redeemed on May 1, 2000. The sinking fund price was $100 and the involuntary liquidation price was $99.25 per share, plus accrued and unpaid dividends, if any. The $69 million is included in current liabilities.

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

  The subordinated deferrable interest notes are redeemable by ComEd, in whole or in part, from time to time, on or after September 30, 2000, and with respect to the subordinated deferrable interest debentures, on or after January 15, 2007, or at any time in the event of certain income tax circumstances. If the subordinated deferrable interest notes or debentures are redeemed, the Trusts

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES must redeem preferred securities having an aggregate liquidation amount equal to the aggregate principal amount of the subordinated deferrable interest notes or debentures so redeemed. In the event of the dissolution, winding up or termination of the Trusts, the holders of the preferred securities will be entitled to receive, for each preferred security, a liquidation amount of $25 for the securities of ComEd Financing I and $1,000 for the securities of ComEd Financing II, plus accrued and unpaid distributions thereon, including interest thereon, to the date of payment, unless in connection with the dissolution, the subordinated deferrable interest notes or debentures are distributed to the holders of the preferred securities.

  (11) Long-Term Debt. ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust, in the fourth quarter of 1998. The current amount outstanding is as follows:

              Series                                         Principal Amount
      ------------------------                            ----------------------
                                                          (Thousands of Dollars)
      5.29% due June 25, 2001............................       $  425,033
      5.34% due March 25, 2002...........................          258,861
      5.39% due June 25, 2003............................          421,139
      5.44% due March 25, 2005...........................          598,511
      5.63% due June 25, 2007............................          761,489
      5.74% due December 25, 2008........................          510,000
                                                                ----------
                                                                $2,975,033
                                                                ==========

  For accounting purposes, the liabilities of ComEd Funding Trust for the transitional trust notes are reflected as long-term debt on the Consolidated Balance Sheets of Unicom and ComEd.

  The proceeds, net of transaction costs, from the transitional trust notes were used, as required, to redeem debt and equity. During 1999, ComEd redeemed or reacquired $1,101 million of long-term debt.

  Sinking fund requirements and scheduled maturities remaining through 2004 for ComEd's first mortgage bonds, transitional trust notes, sinking fund debentures and other long-term debt outstanding at March 31, 2000, after deducting deposits made for the retirement of sinking fund debentures, are summarized as follows: 2000--$589 million; 2001--$346 million; 2002--$645 million; 2003--$445 million; and 2004--$577 million.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  At March 31, 2000, ComEd's outstanding first mortgage bonds maturing through 2004 were as follows:

                   Series                                    Principal Amount
      --------------------------------                    ----------------------
                                                          (Thousands of Dollars)
      6 1/2% due April 15, 2000..........................        $230,000
      6 3/8% due July 15, 2000...........................         100,000
      7 3/8% due September 15, 2002......................         200,000
      6 5/8% due July 15, 2003...........................         100,000
      5 3/10% due January 15, 2004.......................          26,000
                                                                 --------
                                                                 $656,000
                                                                 ========

  On April 15, 2000, ComEd redeemed $230 million of first mortgage bonds.

  Other long-term debt outstanding at March 31, 2000 is summarized as follows:

                                          Principal
              Debt Security                 Amount                 Interest Rate
----------------------------------------  ---------- ------------------------------------------
                                          (Thousands
                                              of
                                           Dollars)
Unicom--
 Loans Payable:
 Loan due January 1, 2003                 $    4,212 Interest rate of 8.31%
 Loan due January 1, 2004                      5,021 Interest rate of 8.44%
 Loan due January 15, 2009                     5,228 Interest rate of 8.30%
 Loan due January 15, 2009                     6,568 Interest rate of 8.55%
 Loan due January 15, 2010                     3,632 Interest rate of 8.65%
 Loan due January 15, 2010                     6,880 Interest rate of 8.88%
 Loan due July 15, 2010                        8,703 Interest rate of 7.98%
                                          ----------
                                          $   40,244
                                          ----------
ComEd--
 Notes:
 Medium Term Notes, Series 3N due vari-
  ous dates through October 15, 2004      $  156,000 Interest rates ranging from 9.17% to 9.20%
 Notes due January 15, 2004                  150,000 Interest rate of 7.375%
 Notes due October 15, 2005                  235,000 Interest rate of 6.40%
 Notes due January 15, 2007                  150,000 Interest rate of 7.625%
 Notes due July 15, 2018                     225,000 Interest rate of 6.95%
                                          ----------
                                          $  916,000
                                          ----------
 Purchase Contract Obligation
 due April 30, 2005                       $      254 Interest rate of 3.00%
                                          ----------
Total ComEd                               $  916,254
                                          ----------
Unicom Enterprises--
 Notes:
 Unicom Thermal Guaranteed Senior Note
  due May 30, 2012                        $  120,000 Interest rate of 7.38%
 Northwind Midway Guaranteed Senior Note
  due June 30, 2023                           11,523 Interest rate of 7.68%
 Unicom Mechanical Services Notes
  due various dates through October 31,
  2002                                            44 Interest rate ranging from 2.90% to 9.40%
                                          ----------
Total Unicom Enterprises                  $  131,567
                                          ----------
Total Unicom                              $1,088,065
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

  (12) Lines of Credit. ComEd had total unused bank lines of credit of $800 million at March 31, 2000. Of that amount, $500 million expires on December 15, 2000 and $300 million expires on December 17, 2002. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. ComEd is obligated to pay commitment and facility fees with respect to the line of credit.

  Unicom Enterprises has a $400 million credit facility which will expire December 15, 2000 of which $77 million was unused as of March 31, 2000. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Such covenants include, among other things,
(i) a requirement that Unicom and its consolidated subsidiaries maintain a tangible net worth at least $3.5 million over that of ComEd and its consolidated subsidiaries, (ii) a requirement that Unicom's consolidated debt to consolidated capitalization not exceed 0.65 to 1, (iii) restrictions on the indebtedness for borrowed money that Unicom (excluding ComEd) and Unicom Enterprises may incur, and (iv) a requirement that Unicom own 100% of the outstanding stock of Unicom Enterprises and at least 80% of the outstanding stock of ComEd; and provide that Unicom may not declare or pay dividends during the continuance of an event of default. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit.

  (13) Disposal of Spent Nuclear Fuel. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES fuel and high-level radioactive waste. ComEd, as required by that Act, has entered into a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. Pursuant to the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability for the one-time fee and the related interest is reflected on the Consolidated Balance Sheets. The contract also provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. This extended delay in spent nuclear fuel acceptance by the DOE has led to ComEd's consideration of additional dry storage alternatives. On July 30, 1998, ComEd filed a complaint against the United States in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of spent nuclear fuel in January 1998. On November 5, 1999, ComEd's case was stayed pending the decision of the United States Court of Appeals for the Federal Circuit in several similar cases brought by other utilities.

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

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of March 31, 2000 and December 31, 1999 was as follows:

                                  March 31, 2000                 December 31, 1999
                         -------------------------------- --------------------------------
                                    Unrealized                       Unrealized
                                      Gains/                           Gains/
                         Cost Basis  (Losses)  Fair Value Cost Basis  (Losses)  Fair Value
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
Short-term investments.. $   57,558  $     81  $   57,639 $   41,362  $     95  $   41,457
U.S. Government and
 Agency issues..........    231,589     6,375     237,964    245,399    (1,993)    243,406
Municipal bonds.........    388,112     6,132     394,244    383,816      (940)    382,876
Corporate bonds.........    217,617    (5,760)    211,857    196,942    (5,699)    191,243
Common stock............    897,855   744,338   1,642,193    832,802   732,893   1,565,695
Other...................    129,174    (1,766)    127,408    125,072    (3,209)    121,863
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,921,905  $749,400  $2,671,305 $1,825,393  $721,147  $2,546,540
                         ==========  ========  ========== ==========  ========  ==========

  At March 31, 2000, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           Cost Basis Fair Value
                                                           ---------- ----------
                                                               (Thousands of
                                                                 Dollars)
      Within 1 year.......................................  $ 37,917   $ 38,228
      1 through 5 years...................................   264,273    263,651
      5 through 10 years..................................   265,245    264,445
      Over 10 years.......................................   410,870    412,100

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The net earnings of the nuclear decommissioning funds, which are recorded in the accumulated provision for depreciation, for the three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                       Three Months Ended   Twelve Months Ended
                                            March 31             March 31
                                       ------------------- ---------------------
                                         2000      1999       2000       1999
                                       --------- --------- ---------- ----------
                                                (Thousands of Dollars)
Gross proceeds from sales of securi-
 ties................................   $531,996 $ 385,688 $1,911,309 $1,753,169
Less cost based on specific identifi-
 cation..............................    493,238   382,027  1,829,363  1,715,785
                                       --------- --------- ---------- ----------
Realized gains on sales of securi-
 ties................................  $  38,758 $   3,661 $   81,946 $   37,384
Other realized fund earnings, net of
 expenses............................     18,353    10,574     70,705     47,337
                                       --------- --------- ---------- ----------
Total realized net earnings of the
 funds...............................  $  57,111 $  14,235 $  152,651 $   84,721
Unrealized gains.....................     28,253    50,278     79,485    126,743
                                       --------- --------- ---------- ----------
 Total net earnings of the funds.....  $  85,364 $  64,513 $  232,136 $  211,464
                                       ========= ========= ========== ==========

  Securities held by certain trusts, which were established to provide for supplemental retirement benefits and executive medical claims, have been classified and accounted for as "available for sale." The estimated fair value of these securities, as determined by the trustee and based on published market data, as of March 31, 2000 was as follows:

                                                      Cost   Unrealized  Fair
                                                      Basis     Gain     Value
                                                     ------- ---------- -------
                                                       (Thousands of Dollars)
Short-term investments.............................. $   198  $   --    $   198
Registered investment companies.....................  21,735   14,175    35,910
                                                     -------  -------   -------
                                                     $21,933  $14,175   $36,108
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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely ComEd's subordinated debt securities, transitional trust notes and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of March 31, 2000 and December 31, 1999 were as follows:

                                  March 31, 2000                  December 31, 1999
                         --------------------------------- ---------------------------------
                                    Unrealized                        Unrealized
                          Carrying    Gains/                Carrying    Gains/       Fair
                           Value     (Losses)   Fair Value   Value     (Losses)     Value
                         ---------- ----------  ---------- ---------- ----------  ----------
                                              (Thousands of Dollars)
ComEd preferred and
 preference stocks...... $   71,153 $      75   $   71,228 $   71,265 $      58   $   71,323
ComEd-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely ComEd's
 subordinated debt
 securities............. $  350,000 $ (15,798)  $  334,202 $  350,000 $ (10,595)  $  339,405
Transitional trust
 notes.................. $2,963,030 $(149,007)  $2,814,023 $3,057,112 $(163,600)  $2,893,512
Long-term debt.......... $4,690,418 $  13,357   $4,703,775 $4,810,108 $ (23,136)  $4,786,972

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Current Liabilities. The carrying value of notes payable, which consists of commercial paper and bank loans maturing within one year, approximates the fair value because of the short maturity of these instruments. See "Capitalization" above for a discussion of the fair value of the current portion of long-term debt and redeemable preference stock.

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of March 31, 2000 and December 31, 1999; therefore, the carrying value is equal to the fair value.

  (15) Pension and Postretirement Benefits. As of March 31, 2000, ComEd had a qualified non-contributory defined benefit pension plan which covers all regular employees of ComEd and certain of Unicom's subsidiaries. Benefits under this plan reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The March 31, 2000 and December 31, 1999 pension liabilities and related data were determined using the January 1, 1999 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code. In 1998, Indiana Company's qualified defined benefit pension plan was merged into ComEd's pension plan as a result of the sale of Indiana Company's State Line Station and the transfer of its remaining employees to ComEd.

  ComEd and certain of Unicom's subsidiaries provide certain postretirement medical, dental and vision care, and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Generally, the employees become eligible for postretirement benefits if they retire no earlier than age 55 with ten years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The health care plans are contributory, funded jointly by the companies and the participating retirees. The March 31, 2000 and December 31, 1999 postretirement benefit liabilities and related data were determined using the January 1, 1999 actuarial valuations.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, and the funded status of these plans for the three months ended March 31, 2000 and twelve months ended December 31, 1999 were as follows:

                          Three Months Ended March      Twelve Months Ended
                                  31, 2000              December  31, 1999
                          -------------------------- --------------------------
                                          Other                      Other
                           Pension    Postretirement  Pension    Postretirement
                           Benefits      Benefits     Benefits      Benefits
                          ----------  -------------- ----------  --------------
                                        (Thousands of Dollars)
Change in benefit
obligation
-----------------
Benefit obligation at
 beginning of period....  $4,094,000    $1,151,000   $4,326,000    $1,236,000
Service cost............      21,000         8,000      120,000        41,000
Interest cost...........      77,000        22,000      285,000        82,000
Plan participants' con-
 tributions.............         --          1,000          --          4,000
Actuarial loss/(gain)...       3,000        (1,000)    (458,000)     (188,000)
Benefits paid...........     (65,000)      (13,000)    (241,000)      (51,000)
Special termination ben-
 efits..................         --            --        62,000        27,000
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,130,000    $1,168,000   $4,094,000    $1,151,000
                          ----------    ----------   ----------    ----------
Change in plan assets
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $4,268,000    $  948,000   $4,015,000    $  865,000
Actual return on plan
 assets.................     131,000        24,000      491,000       106,000
Employer contribution...         --            --         3,000        24,000
Plan participants' con-
 tributions.............         --          1,000          --          4,000
Benefits paid...........     (65,000)      (13,000)    (241,000)      (51,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan as-
  sets at end of period.  $4,334,000    $  960,000   $4,268,000    $  948,000
                          ----------    ----------   ----------    ----------
Plan assets
 greater/(less) than
 benefit obligation.....  $  204,000    $ (208,000)  $  174,000    $ (203,000)
Unrecognized net actuar-
 ial gain...............    (549,000)     (554,000)    (522,000)     (556,000)
Unrecognized prior serv-
 ice cost/(asset).......     (50,000)       40,000      (51,000)       41,000
Unrecognized transition
 obligation/(asset).....     (76,000)      271,000      (79,000)      276,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (471,000)   $ (451,000)  $ (478,000)   $ (442,000)
                          ==========    ==========   ==========    ==========

  The assumed discount rate used to determine the benefit obligation as of March 31, 2000 and December 31, 1999 was 7.75%. The fair value of plan assets excludes $27 million and $25 million held in grantor trust as of March 31, 2000 and December 31, 1999, respectively, for the payment of benefits under the supplemental plan and $9 million held in a grantor trust as of March 31, 2000 and December 31, 1999 for the payment of postretirement medical benefits.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension and other postretirement benefit costs, portions of which were recorded as components of construction costs, for the three months and twelve months ended March 31, 2000 were as follows:

                                   Three Months Ended    Twelve Months Ended
                                        March 31               March 31
                                   --------------------  ---------------------
                                     2000       1999       2000        1999
                                   ---------  ---------  ---------  ----------
                                            (Thousands of Dollars)
Pension Benefit Costs
---------------------
Service cost.....................  $  21,000  $  31,000  $ 110,000  $  115,000
Interest cost on projected bene-
 fit obligation..................     77,000     71,000    291,000     274,000
Expected return on plan assets...    (98,000)   (90,000)  (370,000)   (346,000)
Amortization of transition asset.     (3,000)    (3,000)   (13,000)    (12,000)
Amortization of prior service as-
 set.............................     (1,000)    (1,000)    (4,000)     (4,000)
Recognized loss/(gain)...........     (1,000)     1,000      1,000       3,000
Curtailment loss.................        --         --      16,000         --
                                   ---------  ---------  ---------  ----------
 Net periodic benefit cost.......  $  (5,000) $   9,000  $  31,000  $   30,000
                                   =========  =========  =========  ==========
Other Postretirement Benefit
 Costs
----------------------------
Service cost.....................  $   8,000  $  10,000   $ 39,000  $   39,000
Interest cost on accumulated ben-
 efit obligation.................     22,000     21,000     83,000      80,000
Expected return on plan assets...    (21,000)   (19,000)   (78,000)    (71,000)
Amortization of transition obli-
 gation..........................      5,000      6,000     21,000      23,000
Amortization of prior service
 cost............................      1,000      1,000      4,000       4,000
Recognized gain..................     (6,000)    (3,000)   (17,000)    (12,000)
Severance plan cost..............        --         --       1,000       5,000
Curtailment loss.................        --         --      35,000         --
                                   ---------  ---------  ---------  ----------
 Net periodic benefit cost.......  $   9,000  $  16,000  $  88,000  $   68,000
                                   =========  =========  =========  ==========

  In accounting for the pension costs and other postretirement benefit costs under the plans, the following weighted average actuarial assumptions were used for the periods during 2000, 1999 and 1998:

                                                                     Other
                                                                Postretirement
                                             Pension Benefits       Benefits
                                             ----------------- -----------------
                                             2000  1999  1998  2000  1999  1998
                                             ----- ----- ----- ----- ----- -----
Annual discount rate.......................  7.75% 6.75% 7.00% 7.75% 6.75% 7.00%
Annual long-term rate of return on plan as-
 sets......................................  9.50% 9.25% 9.50% 9.23% 8.97% 9.20%
Annual rate of increase in future compensa-
 tion levels...............................  4.00% 4.00% 4.00%   --    --    --

  The pension and other postretirement benefit curtailment losses for the twelve months ended March 31, 2000 represent the recognition of prior service costs and transition obligations, and an increase in the benefit obligations resulting from special termination benefits, related to the reduction in the number of employees due to ComEd's December 1999 sale of the fossil stations.

  The health care cost trend rates used to measure the expected cost of the postretirement medical benefits are assumed to be 7.5% for pre-Medicare recipients and 5.5% for Medicare recipients for 2000. Those rates are assumed to decrease in 0.5% annual increments to 5% for the years 2005 and 2001, respectively, and to remain level thereafter. The health care cost trend rates, used to measure the expected cost of postretirement dental and vision benefits, are a level 3.5% and 2.0% per year, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES for the health care plans. A one percentage point change in the assumed health care cost trend rates would have the following effects:

                                                    1 Percentage   1 Percentage
                                                   Point Increase Point Decrease
                                                   -------------- --------------
                                                      (Thousands of Dollars)
Effect on total annual service and interest cost
 components......................................     $ 23,000      $ (18,000)
Effect on postretirement benefit obligation as of
 March 31, 2000..................................      195,000       (155,000)

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan, each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $7 million for the three months ended March 31, 2000 and 1999, and $32 million and $31 million for the twelve months ended March 31, 2000 and 1999, respectively.

  (16) Separation Plan Costs. O&M expenses included $3 million and $0.3 million for the three months ended March 31, 2000 and 1999, respectively, and $12 million and $33 million for the twelve months ended March 31, 2000 and 1999, respectively, for costs related to voluntary separation offers to certain employees of ComEd, other than costs related to the fossil plant sale, as well as certain other employee-related costs. Such costs resulted in charges of $2 million (after-tax), or $0.01 per common share (diluted) and $0.2 million (after-tax), or less than $0.01 per common share (dilutive) for the three months ended March 31, 2000 and 1999, respectively, and $7 million (after-tax), or $0.04 per common share (diluted), and $20 million (after-tax), or $0.09 per common share (diluted), for the twelve months ended March 31, 2000 and 1999, respectively. See Note 4 regarding employee separation costs related to the fossil plant sale.

  (17) Income Taxes. The components of the net deferred income tax liability at March 31, 2000 and December 31, 1999 were as follows:

                                                        March 31,   December 31,
                                                           2000         1999
                                                        ----------  ------------
                                                        (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs..........................  $2,723,915   $2,815,972
 Overheads capitalized................................     157,101      159,836
 Repair allowance.....................................     218,674      221,502
 Regulatory assets recoverable through future rates...     685,327      688,946
Deferred income tax assets:
 Postretirement benefits..............................    (377,790)    (376,538)
 Unamortized investment tax credits...................    (159,420)    (161,756)
 Regulatory liabilities to be settled through future
  rates...............................................    (581,963)    (596,157)
 Nuclear plant closure................................      (5,454)      (5,456)
 Other--net...........................................    (262,681)    (321,522)
                                                        ----------   ----------
Net deferred income tax liability.....................  $2,397,709   $2,424,827
                                                        ==========   ==========

  The $27 million decrease in the net deferred income tax liability from December 31, 1999 to March 31, 2000 is comprised of a $40 million credit to net deferred income tax expense, a $11 million increase in regulatory assets net of regulatory liabilities pertaining to income taxes for the period, and $2 million related to other items. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities for both periods includes amounts related to the regulatory

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                   Three Months Ended    Twelve Months Ended
                                        March 31               March 31
                                   --------------------  ---------------------
                                     2000       1999        2000        1999
                                   ---------  ---------  -----------  --------
                                            (Thousands of Dollars)
Operating income:
 Current income taxes............  $  74,779  $ 108,879  $ 1,728,182  $367,363
 Deferred income taxes...........    (41,370)   (45,615)  (1,398,839)    9,917
 Investment tax credits de-
  ferred--net....................     (5,499)    (7,021)     (24,306)  (27,591)
Other (income) and deductions:
 Current income taxes............     (4,952)     2,668       (6,998)  (10,496)
 Deferred income taxes...........     13,632        837       36,838   13,546
 Investment tax credits..........     (2,153)    (1,828)     (52,064)   (6,463)
                                   ---------  ---------  -----------  --------
Net income taxes charged to con-
 tinuing operations..............  $  34,437  $  57,920  $   282,813  $346,276
                                   =========  =========  ===========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 2000 and 1999:

                                     Three Months Ended    Twelve Months Ended
                                          March 31              March 31
                                     --------------------  --------------------
                                       2000       1999       2000       1999
                                     ---------  ---------  ---------  ---------
                                             (Thousands of Dollars)
Net income before extraordinary
 items.............................  $ 195,081  $  97,149  $ 695,177   $553,618
Net income taxes charged to contin-
 uing operations...................     34,437     57,920    282,813    346,276
Provision for dividends on ComEd
 preferred and preference stocks...      1,222     15,297      9,681     57,634
                                     ---------  ---------  ---------  ---------
Pre-tax income before extraordinary
 items and provision for dividends.   $230,740  $ 170,366  $ 987,671   $957,528
                                     =========  =========  =========  =========
Effective income tax rate..........       14.9%      34.0%      28.6%      36.2%
                                     =========  =========  =========  =========

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                      Three Months Ended   Twelve Months Ended
                                           March 31             March 31
                                      -------------------- --------------------
                                        2000       1999      2000       1999
                                      ---------  --------- ---------  ---------
                                              (Thousands of Dollars)
Federal income taxes computed at
 statutory rate.....................  $  80,759  $ 59,628  $ 345,685  $ 335,135
Amortization of investment tax
 credits, net of deferred income
 taxes..............................     (5,235)   (5,711)   (47,740)   (22,006)
State income taxes, net of federal
 income taxes.......................      4,090     7,910     42,075     42,932
Net gain on forward share repurchase
 contract...........................    (39,575)   (4,805)   (19,380)    (4,805)
Earnings on non-tax qualified
 decommissioning fund...............        406       --      (8,509)       --
Differences between book and tax
 accounting, primarily property-
 related deductions.................     (6,008)      898    (29,318)    (4,980)
                                      ---------  --------  ---------  ---------
Net income taxes charged to
 continuing operations..............  $  34,437  $ 57,920  $ 282,813  $ 346,276
                                      =========  ========  =========  =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                          Three Months     Twelve Months Ended
                                         Ended March 31         March 31
                                        ------------------ --------------------
                                          2000      1999     2000       1999
                                        --------  -------- ---------  ---------
                                               (Thousands of Dollars)
Illinois public utility revenue........ $ (3,685) $  1,495 $  (4,199) $  70,295
Illinois electricity distribution tax..   25,603    28,337   111,507    111,644
Municipal utility gross receipts.......   27,450    24,758   102,392    138,453
Real estate............................   36,066    33,394   117,880    123,424
Municipal compensation.................   22,273    18,471    77,150     79,653
Energy assistance and renewable energy
 charge................................    8,799     8,669    34,553     33,841
Other--net.............................   21,882    17,236    75,197     67,399
                                        --------  -------- ---------  ---------
                                        $138,388  $132,360 $ 514,480  $ 624,709
                                        ========  ======== =========  =========

  The 1997 Act changed the nature of several state and municipal taxes that are collected through customer billings. Before August 1998, the utility taxes were assessed against the utility. Effective August 1998, the utility taxes are assessed on the electric consumer rather than the utility. Accordingly, ComEd records the collections as liabilities and no longer records the taxes collected through billings as revenues and tax expense. The reduction in operating revenues and taxes, except income taxes, due to the change in presentation for such taxes was approximately $82 million for the twelve months ended March 31, 2000 compared to the same period ended March 31, 1999. This change in presentation for such taxes did not have an effect on operations.

  See Note 21 for additional information regarding Illinois invested capital taxes.

  (19) Lease Obligations of Subsidiary Companies. Under its nuclear fuel lease arrangement, ComEd may sell and lease back nuclear fuel from a lessor who may borrow an aggregate of $267 million, consisting of intermediate term notes, to finance the transactions. With respect to the intermediate term notes, $75 million expires on November 23, 2000, $40 million expires on November 23, 2001, $77 million expires on November 23, 2002 and $75 million expires on November 23, 2003. At March 31, 2000, ComEd's obligation to the lessor for leased nuclear fuel amounted to approximately $270 million. ComEd has agreed to make lease payments which cover the amortization of the nuclear fuel used in ComEd's reactors plus the lessor's related financing costs. ComEd has an obligation for spent nuclear fuel disposal costs of leased nuclear fuel.

  As of March 31, 2000, future minimum rental payments, net of executory costs, for capital leases are estimated to aggregate to $298 million, including $124 million in 2000, $94 million in 2001, $48 million in 2002 and $32 million in 2003. The estimated interest component of such rental payments aggregates $27 million. The estimated portions of obligations due within one year under capital leases of $141 million and $108 million at March 31, 2000 and December 31, 1999, respectively, were included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at December 31, 1999 for operating leases are estimated to aggregate to $279 million, including $21 million in 2000, $25 million in 2001, $25 million in 2002, $23 million in 2003, $22 million in 2004 and $163 million in 2005-2043.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (20) Joint Plant Ownership. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment and O&M accounts, and provides its own financing. ComEd's net plant investment, including construction work in progress, in Quad Cities Station on the Consolidated Balance Sheets was $28 million at March 31, 2000.

  (21) Commitments and Contingent Liabilities. Purchase commitments, principally related to construction, nuclear fuel, and coal in support of certain power purchase agreements approximated $651 million at March 31, 2000, comprised of $594 million for ComEd, $10 million for UT Holdings, $16 million for Unicom Energy Services and $31 million for Unicom Power Holdings. In addition, ComEd has substantial commitments for expected capacity payments and fixed charges related to power purchase agreements. Upon completion of the fossil plant sale with EME, ComEd entered into arrangements to assign or settle a substantial portion of its coal purchase commitments and entered into purchase power agreements with EME. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program," for additional information regarding ComEd's purchase commitments.

  ComEd is a member of NEIL which provides insurance coverage against property damage and associated replacement power costs occurring at members' nuclear generating facilities. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds such that ComEd would not be liable for any single incident. However, ComEd could be subject to assessments in any policy year for each of three types of coverage provided. The maximum assessments are approximately $33 million for primary property damage, $29 million for excess property damage and $10 million for replacement power.

  The NRC's indemnity for public liability coverage under the Price-Anderson Act is supported by a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of nuclear incidents. Based on the number of nuclear reactors with operating licenses, ComEd would currently be subject to a maximum assessment of $934 million in the event of an incident, limited to a maximum of $110 million in any calendar year.

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

  Three of ComEd's wholesale municipal customers filed a complaint and request for refund with the FERC alleging that ComEd failed to properly adjust their rates, as provided for under the terms of their electric service contracts, to track certain refunds made to ComEd's retail customers in the years 1992 through 1994. In the third quarter of 1998, the FERC granted the complaint and directed that refunds be made, with interest. ComEd filed and was granted a request for rehearing for purposes

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES of reconsideration with the FERC. If the order is upheld, ComEd must make refunds within 15 days of the resolution for rehearing. ComEd's management believes an adequate reserve has been established in connection with this case.

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

  In August 1999, three class action lawsuits were filed against ComEd related to a series of service interruptions during the summer of 1999. The combined effect of these events resulted in over 100,000 customers losing service. On August 12, 1999, service was interrupted to ComEd customers on the near north and near west side of the City's central business district. While major commercial customers were affected, all service was restored on the same date. The class action complaints have been consolidated and seek to recover damages for personal injuries and property damage, as well as economic loss for these events. Further, ComEd initiated expedited claim settlements for those with primarily food spoilage claims. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. The lawsuits are pending in the Circuit Court of Cook County. ComEd has filed a motion challenging the legal sufficiency of the consolidated complaints. The plaintiff's response is overdue and the motion to dismiss is currently scheduled to be argued on May 23, 2000. ComEd's management believes adequate reserves have been established in connection with these cases.

  Following the summer 1999 service interruptions, the ICC opened a three-phase investigation of the design and reliability of ComEd's transmission and distribution system. At the conclusion of each phase of the investigation, the ICC will issue reports that will include specific recommendations for ComEd and a timetable for executing the recommendations. Although the recommendations are not legally binding on ComEd, the ICC may enforce the recommendations through litigation. The report on Phase I of the investigation was released the week of January 3, 2000, which focused on the outages of July and August 1999. The first of five reports on Phase II and Phase III, focusing on the transmission and distribution system, is anticipated in late spring. The investigation is expected to conclude by early 2001.

  In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the federal and state constitutions, and against ComEd for a declaratory order that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the State were premature, and the Illinois Supreme Court denied leave to appeal that ruling by Order dated December 1, 1999. On April 14, 2000, the developer of one such facility requested leave to amend its complaint to allege claims for damages against ComEd based on breach by ComEd of an alleged contractual obligation to pay for electricity purchased from that developer at the state-subsidized rate. ComEd has objected to the developer's request for leave to amend, and intends vigorously to contest any assertion by such developer that it is entitled to any payment in excess of ComEd's avoided costs.

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to then Northern Illinois Gas Company (Nicor Gas) as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. In the fourth quarter of 1999, ComEd re-evaluated its environmental remediation strategies. As a result of this re-evaluation, ComEd's current best estimate of its cost of former MGP site investigation and remediation is $93 million in current-year (2000) dollars (reflecting an estimated inflation rate of 3.0% and a discount rate of 6.5%). Such estimate, reflecting an estimated inflation rate of 3% and before the effects of discounting, is $182 million. It is expected that the costs associated with investigation and remediation of former MGP sites will be substantially incurred through 2012, however monitoring and certain other costs are expected to be incurred through 2042. ComEd's current estimate of its costs of former MGP site investigation and remediation of $93 million is included in other noncurrent liabilities on the Consolidated Balance Sheets as of March 31, 2000. The increase in ComEd's estimated costs of former MGP sites of $68 million in the fourth quarter of 1999 was included in O & M expenses on Unicom and ComEd's Statements of Consolidated Operations. In addition, as of March 31, 2000 and December 31, 1999, a reserve of $8 million has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of sites other than former MGP sites. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated. While ComEd may have rights of reimbursement under insurance policies, amounts that may be recoverable from other entities are not considered in establishing the estimated liability for the environment remediation costs.

  The IDR has issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1997. The alleged deficiencies, including interest and

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES penalties, totaled approximately $53 million as of March 31, 2000. ComEd has protested the notices, and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accumulate on the alleged tax deficiencies.

  The 1997 Act also committed ComEd to spend at least $2 billion from 1999 through 2004 on transmission and distribution facilities outside of the City.

  (22) Segment Reporting. Unicom's reportable operating segments as determined under SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information include its regulated electric utility and its unregulated business operations. Unicom's reportable segments are managed separately because of their different regulatory and operating environments. Unicom evaluates their performance based on net income.

  ComEd is an electric utility which is engaged in the generation, purchase, transmission, distribution and sale of electric energy in Northern Illinois. ComEd's rates and services are subject to federal and state regulations.

  Unicom's unregulated business operations, including energy services and development of new business ventures, are not subject to utility regulation by federal or state agencies. Prior to 1999, unregulated business operations were predominately in a developmental stage and did not meet the revenue, asset or net income criteria for a reportable segment under SFAS 131. However, as a result of the December 1999 fossil plant sale, as described in Note 4, the assets of unregulated businesses exceeded 10% of Unicom's total assets and, as such, constitute a reportable segment. The assets of the unregulated businesses include approximately $1.82 billion at March 31, 2000 representing special deposits and unused cash proceeds resulting from the fossil plant sale.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The accounting policies of the segments are the same as those described in
Note 1. Unicom's financial data for business segments are as follows:

                              Three Months Ended        Twelve Months Ended
                                   March 31                  March 31
                            ------------------------  ------------------------
                               2000         1999         2000         1999
                            -----------  -----------  -----------  -----------
                                        (Thousands of Dollars)
Operating Revenue:
 Electric Utility.........  $ 1,549,868  $ 1,528,484  $ 6,778,841  $ 6,949,332
 Unregulated Businesses...      107,918        9,320      189,088       28,099
 Intersegment Revenue.....       10,976          316       37,335        5,734
 Elimination..............      (10,976)        (316)     (37,335)      (5,734)
                            -----------  -----------  -----------  -----------
Consolidated Unicom.......  $ 1,657,786  $ 1,537,804  $ 6,967,929  $ 6,977,431
                            ===========  ===========  ===========  ===========
Depreciation, Amortization
 and Decommissioning:
 Electric Utility.........  $   372,016  $   229,769  $   978,392  $   919,614
 Unregulated Businesses...        2,681        1,563        8,221        5,957
                            -----------  -----------  -----------  -----------
Consolidated Unicom.......  $   374,697  $   231,332  $   986,613  $   925,571
                            ===========  ===========  ===========  ===========
Interest and Dividend
 Income:
 Electric Utility.........  $    67,360  $    17,647  $   108,864  $    33,054
 Unregulated Businesses...       41,378          854       50,010        4,213
 Elimination..............      (54,326)        (291)     (64,840)      (1,088)
                            -----------  -----------  -----------  -----------
Consolidated Unicom.......  $    54,412  $    18,210  $    94,034  $    36,179
                            ===========  ===========  ===========  ===========
Interest Expense--Net:
 Electric Utility.........  $   130,060  $   142,511  $   532,901  $   477,110
 Unregulated Businesses...       59,600        4,290       84,542       15,896
 Elimination..............      (54,326)        (291)     (64,840)      (1,088)
                            -----------  -----------  -----------  -----------
Consolidated Unicom.......  $   135,334  $   146,510  $   552,603  $   491,918
                            ===========  ===========  ===========  ===========
Income Tax
 Expense/(Benefit):
 Electric Utility.........  $    50,999  $    70,579  $   332,640  $   404,845
 Unregulated Businesses...      (11,201)      (5,899)     (25,407)     (31,312)
                            -----------  -----------  -----------  -----------
Consolidated Unicom.......  $    39,798  $    64,680  $   307,233  $   373,533
                            ===========  ===========  ===========  ===========
Net Income:
 Electric Utility.........  $   206,326  $    94,401  $   734,654  $   616,774
 Unregulated Businesses...      (13,989)     (24,758)     (42,294)     (90,662)
                            -----------  -----------  -----------  -----------
Consolidated Unicom.......  $   192,337  $    69,643  $   692,360  $   526,112
                            ===========  ===========  ===========  ===========
Total Assets:
 Electric Utility.........  $20,943,770  $23,693,693  $20,943,770  $23,693,693
 Unregulated Businesses...    3,472,796    1,085,269    3,472,796    1,085,269
 Elimination..............   (3,260,676)    (789,433)  (3,260,676)    (789,433)
                            -----------  -----------  -----------  -----------
Consolidated Unicom.......  $21,155,890  $23,989,529  $21,155,890  $23,989,529
                            ===========  ===========  ===========  ===========
Capital Expenditures:
 Electric Utility.........  $   260,619  $   228,416  $ 1,115,601  $   960,059
 Unregulated Businesses...       69,259        2,659      185,708       21,846
                            -----------  -----------  -----------  -----------
Consolidated Unicom.......  $   329,878  $   231,075  $ 1,301,309  $   981,905
                            ===========  ===========  ===========  ===========

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

  On October 1, 1999, more than 41,000 non-residential customers became eligible to choose a new electric supplier or elect the purchase power option. The remainder of the non-residential customers will become eligible to choose an electric supplier or the purchase power option between June 1 and December 31, 2000. As of March 31, 2000, over 5,900 non-residential customers, representing approximately 13 percent of ComEd's retail kilowatthour sales for the twelve months prior to the introduction of open access, elected to receive their electric energy from a RES or chose the purchase power option. The impact of customer choice on results of operations will depend on various factors, including the extent to which customers elect to receive energy from a RES or the purchased power option, the development of a competitive market, the market price for energy, the extent to which ComEd develops new sources of revenue and the results of cost control efforts. Because of the inherent uncertainty in these factors, ComEd is unable to predict the long term impact of customer choice on results of operations. However, ComEd does not expect customer choice to have a material effect in the near term as a result of the collection of CTCs as provided by the 1997 Act.

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

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity for ComEd is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. In accordance with the provisions of the 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods. ComEd's returns on average common equity for the years 1999 and 1998 were 11.56% and 10.86%, respectively. The average return of 11.21% for the two year period ended December 31, 1999 equaled the threshold return for that period under the earnings provisions of the 1997 Act. ComEd does not currently expect to trigger the earnings sharing provisions of the 1997 Act in the years 2000 and beyond.

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

  ComEd joined with other Midwestern utilities to design the Midwest ISO in 1998. These utilities have agreed to place their transmission systems under the control of the Midwest ISO as soon as it achieves operational status in 2001. The Midwest ISO, a key element in accommodating the FERC-directed restructuring of the electric industry, is expected to promote enhanced reliability of the transmission system, equal access to the transmission system, and foster increased competition. The Midwest ISO will control the transmission system and will have authority to require modification in the operation of generators connected to that system during system emergencies. ComEd, like other utilities, will retain ownership of its transmission lines. The formation of the Midwest ISO was approved by the FERC in September 1998, subject to certain conditions. In December 1999, ComEd and other Midwestern utilities filed a request with the FERC for a Declaratory Order approving a different organizational template for the regional transmission grid. The request sought approval for the creation of for-profit transmission companies, operating under the general oversight of the Midwest ISO, but fully separated from their previous vertically integrated utilities. The request was approved, in part, on February 24, 2000, subject to further development of its elements.

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

  Merger Agreement. In September 1999, the Boards of Directors of Unicom and PECO approved a merger of equals that will create a new holding company, Exelon. The merger is conditioned, among other things, upon the approvals of the shareholders of both companies and by various regulatory bodies. The merger was approved unanimously on April 12, 2000, without conditions, by the FERC. Aspects of the merger still must be approved by other federal and state regulatory agencies, including the SEC, the NRC, the Federal Communications Commission and the Pennsylvania Public Utility Commission and also by shareholders of both companies. In Pennsylvania, a settlement has been reached with virtually all intervenors, and the regulatory process in Illinois has been completed. The merger is currently expected to be completed in the latter half of 2000.

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

  Prior to the consummation of the merger, Unicom expects to repurchase approximately $1.0 billion of its outstanding common shares. These share repurchases are in addition to 26.3 million shares of Unicom common stock that Unicom repurchased in January 2000 upon settlement of certain forward purchase contracts. The $1.0 billion additional share repurchases will be funded from available funds, including funds resulting from the fossil plant sale. See Note 6 of Notes to Financial Statements for additional information.

  Following the consummation of the merger, it is anticipated that both ComEd and PECO will transfer their generating assets and wholesale power marketing operations to subsidiaries. Following those transfers, these subsidiaries will be transferred to Exelon and ultimately will be combined into a single power generation and marketing company ("Genco"), which will be a direct subsidiary of Exelon. In ComEd's case, the transfer will include its Braidwood, Byron, Dresden, LaSalle and Quad Cities generating stations (nuclear generating stations) representing an aggregate generating capability of 9,566 megawatts, its Zion station, its rights and obligations under various power purchase agreements, the assets constituting its nuclear decommissioning trusts and its wholesale power marketing business. Genco will assume responsibility for the decommissioning of the nuclear generating stations and Zion Station, subject to an obligation of ComEd to continue collecting decommissioning-related charges from its customers. Genco will enter into a power purchase agreement with ComEd in which Genco will undertake to supply ComEd's full requirements for electric energy through 2004 and all of ComEd's requirements up to the available capacity of the nuclear generating stations in 2005 and 2006. The proposed transfer is subject to various regulatory approvals.

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

  Just prior to the consummation of the fossil plant sale, ComEd transferred these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment paid ComEd consideration totalling approximately $4.8 billion in the form of a demand note in the amount of approximately $2.4 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment immediately sold the fossil plant assets to EME, in consideration of which Unicom Investment received approximately $4.8 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment paid the $2.4 billion aggregate principal due to ComEd under the demand note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities, including share repurchases. Of the cash received by ComEd, $1.5 billion has been used to pay the costs and taxes associated with the fossil plant sale including ComEd's contribution of $250 million to an environmental trust as required by the 1997 Act. The remainder of the demand note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives.

  The sale produced an after-tax gain of approximately $1.6 billion, after recognizing commitments associated with certain coal contracts ($350 million), recognizing employee-related costs ($112 million) and contributing to the environmental trust. The coal contract costs include the amortization of the remaining balance of ComEd's regulatory asset for unrecovered coal reserves of $178 million and the recognition of $172 million of settlement payments related to the above-market portion of coal purchase commitments ComEd assigned to EME at market value upon completion of the fossil plant sale. The severance costs included pension and post-retirement welfare benefit curtailment and special termination benefit costs of $51 million and transition, separation and retention payments of $61 million. A total of 1,730 fossil station employee positions were eliminated upon completion of the fossil plant sale on December 15, 1999. The employees whose positions were eliminated have been terminated, except for 17 affected employees who remain in an extended transition program. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statement of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million.

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

                                                             2000
                                                            ------
                                                                (Millions
                                                               of Dollars)
   Nuclear................................................. $  215
   Transmission and Distribution...........................    650
   General.................................................    167
                                                            ------
                                                            $1,032
                                                            ======

  The construction program above reflects an evaluation of the expenditures required to support ComEd's intensive efforts to improve the reliability of its transmission and distribution systems following record peak demand levels and system outages experienced during the summer of 1999. ComEd is currently evaluating its construction programs for the years 2001 and 2002. The results of this planning process cannot be determined at this time but expenditures for the transmission and distribution program are expected to trend downward from 2000 expenditure levels.

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

  Purchase commitments for ComEd, principally related to construction, nuclear fuel and coal in support of certain power purchase agreements approximated $594 million at March 31, 2000. In addition, ComEd's estimated commitments for expected capacity payments and fixed charges related to power purchase agreements were as follows:

                                               Commitments(1)
           Period                               ($Millions)
           ------                              --------------
           2000...............................     $  748
           2001...............................        616
           2002...............................        474
           2003-2004..........................        703
           2005-2012..........................      1,039
                                                   ------
                                                   $3,580
                                                   ======

     --------
     (1) Capacity payments may be adjusted based on certain conditions. No estimate of future cost escalation has been made.

  See "Changes in the Electric Utility Industry," subcaptions "The 1997 Act" and "Fossil Plant Sale" above, for additional information.

  Capital Resources. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, were, as required, used to redeem $1,101 million of long-term debt and $607 million of preference stock in 1999 and reduce ComEd's outstanding short-term debt by $500 million. In 1999, ComEd recorded an extraordinary loss related to the early redemptions of such long-term debt, which reduced net income on common stock by approximately $28 million (after-tax), or $0.13 per common share (diluted). ComEd also recorded $12 million (after-tax), or $0.05 per common share (diluted), for premiums paid in connection with the redemption of preference stock. Unicom has also expended $1,104 million to repurchase its common stock using proceeds it received from ComEd's repurchase of its common stock held by Unicom. The balance of the proceeds were used for the payment of fees and other debt issuance costs totaling $23 million and a $17 million collateral requirement related to the transitional trust notes.

  In January 2000, Unicom physically settled the forward share repurchase arrangements it had with financial institutions for the repurchase of 26.3 million Unicom common shares. Prior to settlement, the repurchase arrangements were recorded as a receivable on Unicom's Consolidated Balance Sheets based on the aggregate market value of the shares under the arrangements. In 1999, net unrealized losses of $44 million (after-tax), or $0.20 per common share were recorded related to the arrangements. The settlement of the arrangements in January 2000 resulted in a gain of $113 million (after-tax), which was recorded in the first quarter of 2000. The settlement of the arrangements resulted in a reduction in Unicom's outstanding common shares and common stock equity, effective January 2000.

  Consistent with Unicom's $1 billion share repurchase commitment in the pending merger agreement with PECO, Unicom has entered into repurchase agreements with financial institutions to repurchase shares of its common stock from the open-market. During the first quarter of 2000, Unicom expended $534 million to repurchase 14 million of its common shares pursuant to these agreements of which approximately $153 million was funded with proceeds from the 1998 issuance of transitional trust notes.

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

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. ComEd had total unused bank lines of credit of $800 million at March 31, 2000, which may be borrowed at various interest rates. Of that amount, $500 million expires on December 15, 2000 and $300 million expires on December 17, 2002. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. See Note 12 of Notes to Financial Statements for additional information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months and twelve months ended March 31, 2000 and 1999.

  As of May 15, 2000, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $280 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

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

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has increased to 59.4% at March 31, 2000 from 55.2% at December 31, 1999, primarily due to the repurchase of common stock in the first quarter of 2000. As of March 31, 2000 and December 31, 1999, $837 million and $716 million, respectively, of retained earnings had been appropriated for Unicom's future dividend payments.

  New Customer Information and Billing system. In July 1998, ComEd began a transition to a new customer information and billing system. The new system was implemented to achieve a number of strategic objectives as the electric industry enters into a more competitive environment. Following the July 1998 initial implementation, ComEd experienced delays in issuing bills on a timely basis to a portion of its commercial and industrial customers. ComEd also temporarily suspended credit activities from late in the third quarter of 1998 until the end of the first quarter of 1999 as a result of system implementation issues. The system stabilized gradually throughout 1999 such that by the fourth quarter of 1999 substantially all customers were being billed on a current basis. Operating results for twelve months ended March 31, 2000 were adversely affected by increased labor and overtime costs incurred to address the billing issues, and by increased charges for uncollectible accounts of approximately $35 million resulting from the billing and collection delays and the temporary suspension of credit activities. Cash flows from operations were adversely affected in twelve months ended March 31, 1999 and positively affected in twelve months ended March 31, 2000 as a result of the billing delays experienced due to implementation. Receivables from customers as of March 31, 2000 and December 31, 1999 include $70 million and $103 million, respectively, for estimated unbilled revenues for service that has been provided to customers but for which bill issuance was delayed beyond the normal date of issuance. See "Results of Operations," subcaption "Operation and Maintenance Expenses" below, and Note 1 of Notes to Financial Statements, under "Customer Receivables and Revenues" and "Use of Estimates," for additional information.

  Year 2000 Conversion. Unicom successfully completed the transition to the Year 2000 as systems performed without interruption during the rollover from December 31, 1999 to January 1, 2000 and the rollover from February 28, 2000 to February 29, 2000.

  In addition to 12/31/99, other key Year 2000 dates that Unicom has completed without Year 2000 problems are 1/1/99, 4/9/99 (99th day of 1999), 8/21/99
(Global Positioning System rollover), and 9/9/99.

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

  Unicom has expended approximately $37 million as of April 30, 2000 for external labor, hardware and software costs, and for the costs of Unicom employees who are dedicated full-time to the Year 2000 project. All of such costs were expensed as incurred. The foregoing amounts do not include the cost of new software applications installed as a result of strategic replacement projects. Such replacement projects were not accelerated because of Year 2000 issues. Unicom expects to incur minimal expenditures for final project wrap-up activities.

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

  Market Price Exposure. ComEd's energy purchases from other suppliers have increased as a result of reductions in owned generating capability and system load growth. The market price of energy is subject to price volatility associated with changes in supply and demand in the electric supply markets. In the normal course of business, ComEd utilizes contracts for the forward sale and purchase of energy to assure system reliability and manage effectively the utilization of its available generating capability. ComEd also utilizes put and call option contracts and energy swap arrangements to limit the market price risk associated with the forward commodity contracts. The estimated March 31, 2000 fair value of the forward contracts, including options, for the purchase and sale of energy for the years 2000 through 2007, was approximately $(75) million. The estimated fair value is based on the estimated net settlement value of the contracts derived from forward price curves and market quotes, discounted at a 10% rate. A 10% increase in the forward price of electricity would decrease the March 31, 2000 fair value of the forward energy contracts for the years 2000-2007 by approximately $130 million, of which approximately $75 million is for contracts for the period 2000-2002. Likewise, a 10% decrease would increase the fair value of the energy contracts by $130 million. Notwithstanding these price risk management activities, an unexpected loss of generating capability or reduction in demand could increase ComEd's exposure to market price risks and could have a material adverse effect on operating results.

  Unicom Energy Inc., has entered into gas sales contracts which are hedged with gas supply contracts at lower prices. Unicom Energy Inc.'s margin per therm of gas delivered is not significantly affected by the market price of gas. Unicom Energy Inc. has also entered into electricity contracts for which the mark-to-market at March 31, 2000 is not material.

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

  Unicom Energy Services, another subsidiary of Unicom Enterprises, is engaged in providing energy services, including gas services, performance contracting, distributed energy and energy management systems. Through an alliance with AlliedSignal Power Systems, Inc., a subsidiary of Honeywell, Unicom Energy Services is an exclusive distributor for the Parallon 75(TM) TurboGenerator system, which was developed by AlliedSignal to provide customers with on-site electricity production. Unicom Energy Services' exclusive territory for distributing the Parallon 75(TM) system encompasses 12 Midwest states, Ontario, Canada and Puerto Rico.

  Unicom Power Holdings, another subsidiary of Unicom Enterprises, is developing certain generation and cogeneration projects.

  Unicom Energy Inc., a subsidiary of Unicom Energy Services, is currently engaged in providing retail gas services to commercial and industrial customers in the Midwest region. Unicom Energy Inc. also provides retail electric services as an unregulated retail energy supplier.

  Unicom Mechanical Services Inc., a subsidiary of Unicom Enterprises, engages in the design, installation and servicing of heating, ventilation and air conditioning facilities for commercial and industrial customers in the City and the surrounding area through various subsidiaries.

  Construction Program and Purchase Commitments. Unicom Enterprises has approved construction expenditures of $200 million for its unregulated operations for the year 2000, excluding expenditures for acquisitions contemplated by subsidiaries of Unicom Enterprises.

  Unicom Enterprises' construction expenditures include $85 million for the expansion of UT Holdings' Chicago district cooling facilities and the related distribution piping and plants in other cities.

  Unicom Enterprises' construction expenditures also include the purchase of approximately 440 MW of combustion turbine generators and auxiliary equipment by Unicom Power Holdings. Such generators will either be sold or placed into cogeneration or other peaking applications. Unicom Power Holdings is evaluating the costs and economics of such alternatives. Unicom Power Holdings anticipates that the equipment purchases will cost approximately $165 million, of which approximately $134 million has been incurred as of March 31, 2000. Unicom Power Holdings may incur significant additional costs to site and install such power generation equipment.

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

  Unicom Enterprises has an unused $400 million credit facility which will expire December 15, 2000 of which $77 million was unused as of March 31, 2000. The credit facility can be used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility is guaranteed by Unicom and includes certain covenants with respect to Unicom and Unicom Enterprises' operations. Interest rates for borrowings under the credit facility are set at the time of a borrowing and are based on either a prime interest rate or a floating rate bank index plus a spread which varies with the credit rating of ComEd's outstanding first mortgage bonds. See Note 12 of Notes to Financial Statements for additional information regarding certain covenants with respect to Unicom and Unicom Enterprises' operations.

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

  On December 17, 1999, Duff & Phelps raised its rating on Unicom's senior debt obligation to BBB. S&P's current corporate credit rating for Unicom is BBB. On September 23, 1999, in response to the announced Unicom and PECO merger agreement, S&P placed Unicom on credit watch with positive implications, and Moody's confirmed the first-time issuer rating of Baa3 it had assigned to Unicom on September 15, 1999.

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

  Based on ComEd's most recent study, decommissioning costs are estimated to be $5.6 billion in current-year (2000) dollars, including a contingency allowance. These expenditures are expected to occur primarily during the period from 2007 through 2034. All such costs are expected to be funded by the external decommissioning trusts, which ComEd established in compliance with Illinois law and into which ComEd has been making annual contributions. Future decommissioning cost estimates may be significantly affected by the adoption of, or changes to NRC regulations, as well as changes in the assumptions used in making such estimates, including changes in technology, available alternatives for the disposal of nuclear waste and inflation.

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

Results of Operations

  Unicom's basic and diluted earnings per common share for three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                       Three  Months Ended Twelve  Months Ended
                                            March 31             March 31
                                       ------------------- ---------------------
                                         2000      1999       2000       1999
                                       --------- --------- ---------- ----------
Basic Earnings per Common Share....... $    1.01 $    0.32 $     3.28 $     2.42
                                       ========= ========= ========== ==========
Diluted Earnings per Common Share..... $    1.00 $    0.32 $     3.27 $     2.42
                                       ========= ========= ========== ==========

  Substantially all of the results of operations for Unicom are the results of operations for ComEd. As such, the following section generally discusses, in more detail, the effect of ComEd's operations on Unicom's financial results. All EPS computations shown below reflect the impact on Unicom's diluted EPS.

  Net Income for the Three Months Ended March 31, 2000. The increase in Unicom's net income in the recent three-month period reflects, among other factors, ComEd's increased energy sales, lower operating costs under the structure of the PPAs entered into upon the sale of ComEd's fleet of fossil stations, improved nuclear operating performance, and lower financing costs. Earnings for the quarter were positively impacted by approximately $0.30 per common share due to reduced operation and maintenance, fuel, depreciation and property tax expenses, as a result of the December 1999 sale of the fossil stations, partially offset by costs of related PPAs entered into with Midwest Generation. On an annualized basis, the costs of the PPAs in 2000 are expected to approximate the costs associated with owning and operating the fossil stations in 1999; however, the PPAs shift a significant portion of the costs to the summer months. Two non-operating items, a gain on the settlement of the forward share repurchase arrangements ($113 million, after-tax) and a loss on the sale of uranium-related properties ($22 million, after-tax), were offset by increased regulatory asset amortization.

  Net Income for the Twelve Months Ended March 31, 2000. The increase in earnings for the twelve-month period was primarily due to increased kilowatthour sales, lower energy costs, the sale of ComEd's fleet of fossil stations, lower taxes other than income taxes, partially offset by the 15% residential base rate reduction which became effective August 1, 1998, increased regulatory asset amortization and higher O&M expenses.

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

  ComEd's operating revenues increased $31 million for the three months ended March 31, 2000, compared to the three months ended March 31, 1999, primarily due to an $87 million increase in off-system sales offset by a $56 million reduction in sales to retail customers and other revenues. ComEd's operating revenues decreased $157 million for the twelve months ended March 31, 2000, compared to the twelve months ended March 31, 1999. The decrease is due to various factors, including lower revenues from customers electing to purchase energy from a RES or electing the purchase power option, the approximately $142 million impact of the 15% residential base rate reduction that took effect August 1, 1998 and a reduction in revenue taxes of approximately $112 million principally due to the change in presentation for certain state and municipal taxes, partially offset by an $197 million increase in off-system sales.

  Unicom's unregulated businesses' operating revenues increased $89 million and $148 million in the three months and twelve months ended March 31, 2000, respectively, compared to the three months and twelve months ended March 31, 1999. The increase is primarily due to increased revenues related to performance contracting and district cooling services and the acquisition of new businesses in 1999.

  Energy Costs. Energy costs are currently affected primarily by system load, the cost of nuclear fuel consumed, the availability and net generation of ComEd's nuclear generating units, the PPAs ComEd entered into upon the sale of its fossil stations and the availability and cost of power from other utilities. Prior to the sale of ComEd's fossil stations, energy costs were also affected by changes in the cost of fossil fuels consumed and changes in the mix of fuel sources of electric energy generated. Energy costs, electricity available for sale and fuel sources of kilowatthour generation were as follows:

                                Three Months Ended                  Twelve Months Ended
                          ----------------------------------  ----------------------------------
                          March 31, 2000    March 31, 1999    March 31, 2000    March 31, 1999
                          ----------------  ----------------  ----------------  ----------------
                                     Cost              Cost               Cost              Cost
                           Energy     per    Energy     per     Energy    per     Energy    per
                            Costs     Kwh     Costs     Kwh     Costs     Kwh     Costs     Kwh
                          ---------  -----  ---------  -----  ----------  ----  ----------  ----
                           (000's)           (000's)           (000's)           (000's)
Cost of energy:
Fuel
 Nuclear................  $  99,208   0.50c $  88,535   0.51c $  391,162  0.51c $  320,612  0.52c
 Coal...................        --     --     132,185   2.41     393,711  2.21     631,043  2.60
 Oil....................        --     --         920   3.93       6,934  5.68       8,835  6.65
 Natural gas............        --     --      13,194   3.36      69,829  3.20     109,579  3.07
Purchased power.........    226,733   2.76     71,682   3.67     706,627  3.97     646,306  4.63
                          ---------         ---------         ----------        ----------
 Total..................  $ 325,941   1.16c $ 306,516   1.22c $1,568,263  1.37c $1,716,375  1.66c
                          =========         =========         ==========        ==========
Electricity available
 for sale:
 (millions of
  kilowatthours)
 Generation--net........     19,810            23,160             96,334            89,135
 Purchased power........      8,203             1,953             17,811            13,972
                          ---------         ---------         ----------        ----------
 Total available for
  sale..................     28,013            25,113            114,145           103,107
                          =========         =========         ==========        ==========
Sources of kilowatthour
 available for sale:
Fuel
 Nuclear................         71%               69%                67%               59%
 Coal...................        --                 22                 15                24
 Oil....................        --                --                 --                --
 Natural gas............        --                  1                  2                 3
Purchased power.........         29                 8                 16                14
                          ---------         ---------         ----------        ----------
                                100%              100%               100%              100%
                          =========         =========         ==========        ==========

  Higher energy costs for the three months ended March 31, 2000 resulted primarily from the effects of the PPAs ComEd entered into upon the sale of its fleet of fossil stations which increase purchased power costs but will be offset by lower depreciation and O&M expenses. Lower energy costs for the twelve months ended March 31, 2000 are primarily due to the continued improvement in ComEd's nuclear operations. The overall nuclear capacity factor was 92% for the twelve months ended March 31, 2000, compared to 74% for the same period ended March 31, 1999. Net generation includes 20,090,296 megawatthours, 5,909,270 megawatthours and 27,995,426 megawatthours for the twelve months ended March 31, 2000, and the three and twelve months ended March 31, 1999, respectively, for ComEd's fossil stations sold in December 1999. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations. For additional information concerning ComEd's purchase power commitments see "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Construction Program," above and
Note 21 of Notes to Financial Statements.

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

  During the three months and twelve months ended March 31, 2000, the aggregate level of O&M expenses decreased 1% and increased 7%, respectively, compared to the same periods ended March 31, 1999.

  O&M expenses associated with nuclear generating stations decreased $36 million and $105 million during the three months and twelve months ended March 31, 2000, respectively, compared to the same periods ended March 31, 1999. The decreases in the recent three-month and twelve-month periods were due to shorter refueling outages and fewer forced outages.

  O&M expenses associated with ComEd's fossil generating stations sold in December 1999 were $66 million for the three months ended March 31, 1999 and $154 million and $256 million for the twelve months ended March 31, 2000 and March 31, 1999, respectively.

  O&M expenses associated with ComEd's transmission and distribution system increased $29 million and $95 million for the three months and twelve months ended March 31, 2000, respectively, compared to the same periods ended March 31, 1999. The increases for the recent three-month and twelve-month periods were primarily due to ComEd's intensive efforts to improve the reliability of its transmission and distribution systems. O&M expenses associated with customer related activities increased $6 million and $41 million for the three months and twelve months ended March 31, 2000, respectively, compared to the same periods ended March 31, 1999. The increase in the recent three-month period was primarily due to increased credit and collection activity. The increase in the recent twelve-month period was primarily due to increased overtime and labor costs incurred to address billing problems encountered following the implementation of a new customer information and billing system beginning in July 1998.

  O&M expenses for the twelve months ended March 31, 2000 reflect an increase of $68 million in ComEd's estimated environmental liability for the remediation of former manufactured gas plant sites compared to the same period ended March 31, 1999. O&M expenses for the twelve months ended March 31, 2000 also reflect increased charges of $35 million for uncollectible accounts resulting from billing and collection delays experienced following the ongoing implementation of a new customer information system and the temporary suspension of credit activities in the last half of 1998 and early 1999.

  O&M expenses also include employee benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave the company voluntarily. Such incentives included both current payments and earlier eligibility for postretirement health care benefits, in addition to certain other employee-related costs, resulting in charges of $3 million for the three months ended March 31, 2000 and $12 million and $33 million for the twelve months ended March 31, 2000 and 1999, respectively, other than costs related to the fossil plant sale.

  Other ComEd employee benefits expenses, excluding the effects of employee separation plans and certain other employee-related costs decreased $4 million and $9 million for the three months and twelve months ended March 31, 2000, respectively, compared to the same periods ended March 31, 1999. The decreases for the recent three-month and twelve-month periods was primarily due to a reduction in medical costs for active and retired employees.

  O&M expenses included a $25 million charge for the three months and twelve months ended March 31, 1999 as a result of a franchise related settlement agreement between ComEd and the City.

  O&M expenses associated with certain administrative and general costs increased $4 million and $9 million for the three months and twelve months ended March 31, 2000, respectively, compared to the same periods ended March 31, 1999. The increases in the recent three-month and twelve-month periods were due to a variety of reasons, including additional expenses incurred in connection with the merger.

  O&M expenses associated with Unicom's unregulated businesses increased $84 million and $149 million for the three months and twelve months ended March 31, 2000, respectively, compared to the same periods ended March 31, 1999. The increase is primarily related to their increased level of operation and the acquisition of new businesses.

  Depreciation, Amortization and Decommissioning. Depreciation, amortization and decommissioning expense increased $143 million and $61 million for the three months and twelve months ended March 31, 2000, respectively, compared to the same periods ended March 31, 1999. The increased regulatory asset amortization recorded in the recent three-month and twelve-month periods represents amounts calculated in accordance with the earnings cap provisions of the 1997 Act. The increased regulatory asset amortization was primarily recorded as a result of higher net income in the first quarter of 2000, compared to the first quarter of 1999, before reflecting such increased amortization. Amounts for the twelve months ended March 31, 2000 include a reduction of $88 million related to the December 1999 fossil plant sale. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the fossil plant sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statements of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million for the twelve months ended March 31, 2000. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning," for additional information.

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

                                     Three Months Ended    Twelve Months Ended
                                          March 31              March 31
                                     --------------------  --------------------
                                       2000       1999       2000       1999
                                     ---------  ---------  ---------  ---------
Long-term debt outstanding:
 Average amount (millions).........  $   7,612  $   8,489  $   7,885  $   6,609
 Average interest rate.............       6.77%      6.81%      6.76%      7.39%
Notes payable outstanding:
 Average amount (millions).........  $      62  $     221  $     280  $     346
 Average interest rate.............       6.29%      7.25%      5.58%      5.89%

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements, under "AFUDC and Interest Capitalized." In accordance with SFAS No. 34, Capitalization of Interest Cost, ComEd capitalized $16 million and $32 million for the twelve months ended March 31, 2000 and 1999, respectively, of interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended March 31, 2000 and December 31, 1999 were 2.65 and 2.45, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended March 31, 2000 and December 31, 1999 were 2.59 and 2.32, respectively.

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

  Foward-Looking Information. Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry--The 1997 Act," and in Notes 1 and 3 of Notes to Financial Statements, (2) statements regarding estimated capital expenditures in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources-- UTILITY OPERATIONS--Construction Program" and "Liquidity and Capital

Resources--UNREGULATED OPERATIONS--Construction Program," and "Changes in the Electric Utility Industry--Response to Regulatory Changes," (3) statements regarding the costs of decommissioning nuclear generating stations in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and in Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Liabilities and Decommissioning," (4) statements regarding cleanup costs associated with MGPs and other remediation sites in Note 21 of Notes to Financial Statements, (5) statements regarding the estimated fair value of forward energy contracts in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources-- UTILITY OPERATIONS--Market Risks," (6) statements regarding the risks and uncertainties relating to Year 2000 issues set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS-- Year 2000 Conversion," including Unicom's dependence upon the Year 2000 readiness of third parties with whom it has significant business relationships and the estimated costs for final project wrap-up activities, (7) statements regarding the use of fossil plant sale proceeds in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Changes in the Electric Utility Industry--Fossil Plant Sale," "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program," and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Capital Resources," and in Note 4 of Notes to Financial Statements, (8) statements regarding estimates of claims resulting from the summer of 1999 outages set forth in Note 21 of Notes to Financial Statements and (9) statements regarding the Merger Agreement in
Note 2 of Notes to Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" subcaption "Changes in the Electric Utility Industry--Merger Agreement." Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, decommissioning costs, cleanup costs and Year 2000 wrap-up costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding expectations for Year 2000 readiness are also subject to the risk that Year 2000 remediation efforts of other parties with whom Unicom has significant business relationships are not successful. The statements regarding the fair value of forward energy contracts are subject to changes in generating capability and reduction in the demand for electricity. The statement regarding the use of proceeds from the fossil plant sale is subject to the possibility that regulatory action might affect the amount and use of such proceeds and the possibility that, due to changing market conditions, Unicom and ComEd may determine that other uses of the proceeds may be in their best interest. The statements regarding estimates of claims resulting from the summer of 1999 outages are subject to the risk that the actual amount of losses suffered by customers and restoration costs may exceed the estimated amounts. The statements regarding the Merger Agreement and the associated repurchase of shares are subject to the risk of a significant delay in the expected completion of, and unexpected consequences resulting from, the transactions contemplated by the Merger Agreement, including the inability to close the transaction, and to changes in the number of shares of outstanding common stock of Unicom and PECO for unforeseen reasons. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of COMMONWEALTH EDISON COMPANY (an Illinois corporation) and subsidiary companies as of March 31, 2000 and December 31, 1999, and the related statements of consolidated operations, retained earnings, comprehensive income and cash flows for the three-month and twelve-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of March 31, 2000 and December 31, 1999, and the results of their operations and their cash flows for the three-month and twelve-month periods ended March 31, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                            Arthur Andersen LLP
Chicago, Illinois
May 12, 2000

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months and twelve months ended March 31, 2000 and 1999 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           Three Months Ended      Twelve Months Ended
                                March 31                March 31
                          ----------------------  ----------------------
                             2000        1999        2000        1999
                          ----------  ----------  ----------  ----------
                                        (Thousands of Dollars)
Electric Operating Reve-
 nues...................  $1,559,815  $1,528,800  $6,797,907  $6,955,066
                          ----------  ----------  ----------  ----------
Electric Operating Ex-
 penses and Taxes:
 Fuel...................  $   99,208  $  234,834  $  861,636  $1,070,069
 Purchased power........     226,733      71,682     706,627     646,306
 Operation..............     293,450     321,386   1,513,499   1,434,741
 Maintenance............     159,552     222,587     711,275     791,090
 Depreciation and amor-
  tization..............     372,016     229,769     978,392     919,614
 Taxes (except income)..     136,823     131,618     511,531     621,802
 Income taxes--
   Current--Federal.....      72,117      95,710   1,443,400     340,747
   --State..............      15,553      20,674     310,592      64,188
   Deferred--Federal--
    net.................     (35,991)    (39,019) (1,152,381)     (1,242)
   --State--net.........      (7,069)     (8,202)   (246,861)      4,899
   Investment tax cred-
    its deferred--net...      (5,499)     (7,021)    (24,306)    (27,591)
                          ----------  ----------  ----------  ----------
                          $1,326,893  $1,274,018  $5,613,404  $5,864,623
                          ----------  ----------  ----------  ----------
Electric Operating In-
 come...................  $  232,922  $  254,782  $1,184,503  $1,090,443
                          ----------  ----------  ----------  ----------
Other Income and (Deduc-
 tions):
 Interest on long-term
  debt, net of interest
  capitalized...........  $ (129,091) $ (138,559) $ (517,282) $ (456,718)
 Interest on notes pay-
  able..................        (969)     (3,952)    (15,619)    (20,392)
 Allowance for funds
  used during construc-
  tion..................       5,619       4,211      23,219      17,515
 Income taxes applicable
  to nonoperating
  activities............      (6,389)     (1,416)     22,110       3,747
 Provision for dividends
  on company-obligated
  mandatorily redeemable
  preferred securities
  of subsidiary trusts
  holding solely the
  Company's subordinated
  debt securities.......      (7,428)    (7,428)     (29,710)    (29,710)
 Miscellaneous--net.....     114,406      14,269      70,250      39,395
                          ----------  ----------  ----------  ----------
                          $  (23,852) $ (132,875) $ (447,032) $ (446,163)
                          ----------  ----------  ----------  ----------
Net Income before
 Extraordinary Item.....  $  209,070  $  121,907  $  737,471  $  644,280
Extraordinary Loss, less
 Applicable Income
 Taxes..................      (2,744)    (27,506)     (2,817)    (27,506)
                          ----------  ----------  ----------  ----------
Net Income..............  $  206,326  $   94,401  $  734,654  $  616,774
Provision for Dividends
 on Preferred and
 Preference Stocks......       1,222      15,297       9,681      57,634
                          ----------  ----------  ----------  ----------
Net Income on Common
 Stock..................  $  205,104  $   79,104  $  724,973  $  559,140
                          ==========  ==========  ==========  ==========

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       March 31,   December 31,
                                                         2000          1999
                                                      -----------  ------------
                                                       (Thousands of Dollars)
                       ASSETS
                       ------
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $740 million and
   $653 million, respectively)....................... $25,290,040  $25,007,637
  Less--Accumulated provision for depreciation.......  13,988,275   13,729,223
                                                      -----------  -----------
                                                      $11,301,765  $11,278,414
  Nuclear fuel, at amortized cost....................     797,087      843,724
                                                      -----------  -----------
                                                      $12,098,852  $12,122,138
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds...................... $ 2,671,305  $ 2,546,540
  Subsidiary companies...............................      49,500       77,061
  Other investments, at cost.........................      65,398       63,702
                                                      -----------  -----------
                                                      $ 2,786,203  $ 2,687,303
                                                      -----------  -----------
Current Assets:
  Cash and temporary cash investments................ $   428,732  $ 1,254,868
  Cash held for redemption of securities.............      64,577      285,056
  Special deposits...................................       2,506       45,730
  Receivables--
    Customers........................................     998,116    1,183,505
    Forward share repurchase contract................         --       813,046
    Other............................................     429,794      422,837
    Provisions for uncollectible accounts............     (49,875)     (49,344)
  Coal and fuel oil, at average cost.................      15,843       14,222
  Materials and supplies, at average cost............     231,045      220,398
  Deferred income taxes related to current assets and
   liabilities.......................................      61,400       54,796
  Prepayments and other..............................      22,598       30,539
                                                      -----------  -----------
                                                      $ 2,204,736  $ 4,275,653
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Note receivable from affiliate..................... $ 2,208,324  $ 2,208,956
  Regulatory assets..................................   1,585,225    1,792,907
  Other..............................................      60,430       73,308
                                                      -----------  -----------
                                                      $ 3,853,979  $ 4,075,171
                                                      -----------  -----------
                                                      $20,943,770  $23,160,265
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     March 31,   December 31,
          CAPITALIZATION AND LIABILITIES               2000        1999
          ------------------------------            ----------- -----------
                                                    (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity.............................  $ 4,289,248 $ 5,302,915
  Preferred and preference stocks without
   mandatory redemption requirements..............        8,655       8,768
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts
   holding solely the Company's subordinated debt
   securities*....................................      350,000     350,000
  Long-term debt..................................    6,800,066   6,962,448
                                                    ----------- -----------
                                                    $11,447,969 $12,624,131
                                                    ----------- -----------
Current Liabilities:
  Notes payable...................................  $   122,000 $     4,750
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease
   obligations....................................      888,028     909,900
  Accounts payable................................      388,136     545,329
  Accrued interest................................      126,473     147,044
  Accrued taxes...................................      456,449   1,409,626
  Dividends payable...............................       77,376      92,656
  Customer deposits...............................       72,102      68,128
  Other...........................................      257,821     307,040
                                                    ----------- -----------
                                                    $ 2,388,385 $ 3,484,473
                                                    ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes...........................  $ 2,433,984 $ 2,456,447
  Nuclear decommissioning liability for retired
   plants.........................................    1,274,900   1,259,700
  Accumulated deferred investment tax credits.....      477,065     484,717
  Accrued spent nuclear fuel disposal fee and re-
   lated interest.................................      773,995     763,427
  Obligations under capital leases................      132,099     161,602
  Regulatory liabilities..........................      581,963     596,157
  Other...........................................    1,433,410   1,329,611
                                                    ----------- -----------
                                                    $ 7,107,416 $ 7,051,661
                                                    ----------- -----------
Commitments and Contingent Liabilities (Note 21)
                                                    $20,943,770 $23,160,265
                                                    =========== ===========

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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                  March 31,    December 31,
                                                    2000           1999
                                                 -----------  ----------------
                                                 (Thousands of Dollars)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,241,890 shares and
    213,973,810 shares, respectively...........  $ 2,678,041  $ 2,677,995
  Premium on common stock and other paid-in
   capital.....................................    2,207,353    2,207,287
  Capital stock and warrant expense............      (12,537)     (12,537)
  Retained earnings............................      564,608      433,001
  Other comprehensive income...................        8,569        7,539
  Treasury stock--30,497,107 shares and 264,406
   shares, respectively........................   (1,156,786)     (10,370)
                                                 -----------  -----------
                                                 $ 4,289,248  $ 5,302,915
                                                 -----------  -----------
Preferred and Preference Stocks Without Manda-
 tory
 Redemption Requirements:
  Preference stock, non-cumulative, without par
   value--
   Outstanding--1,120 shares and 1,120 shares,
   respectively................................  $     6,977  $     6,978
  $1.425 convertible preferred stock, cumula-
   tive, without par value--
   Outstanding--52,753 shares and 56,291
    shares, respectively.......................        1,678        1,790
                                                 -----------  -----------
                                                 $     8,655  $     8,768
                                                 -----------  -----------
Preference Stock Subject to Mandatory
 Redemption Requirements:
  Preference stock, cumulative, without par
   value--
   Outstanding--700,000 shares and 700,000
    shares, respectively.......................  $    69,475  $    69,475
  Current redemption requirements for
   preference stock included in current
   liabilities.................................      (69,475)     (69,475)
                                                 -----------  -----------
                                                 $       --   $       --
                                                 -----------  -----------
Company-Obligated Mandatorily Redeemable Pre-
 ferred Securities of Subsidiary Trusts Holding
 Solely the Company's Subordinated Debt Securi-
 ties..........................................  $   350,000  $   350,000
                                                 -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 2000 through 2004--5.30% to 9
     3/8%......................................  $   656,000  $   698,245
    Maturing 2005 through 2014--4.40% to 8
     3/8%......................................    1,299,400    1,299,400
    Maturing 2015 through 2023--6.75% to 9
     7/8%......................................    1,511,000    1,589,443
                                                 -----------  -----------
                                                 $ 3,466,400  $ 3,587,088
  Transitional trust notes, due 2001 through
   2008--5.29% to 5.74%........................    2,975,033    3,070,000
  Sinking fund debentures, due 2001 through
   2011--2 7/8% to 4.75%.......................       30,857       30,866
  Pollution control obligations, due 2007
   through 2014--3.85% to 5 7/8%...............      139,200      139,200
  Other long-term debt.........................      916,303      916,351
  Deposit for retirement of long-term debt.....       (4,183)         --
  Current maturities of long-term debt included
   in current liabilities......................     (677,691)    (732,077)
  Unamortized net debt discount and premium....      (45,853)     (48,980)
                                                 -----------  -----------
                                                 $ 6,800,066  $ 6,962,448
                                                 -----------  -----------
                                                 $11,447,969  $12,624,131
                                                 ===========  ===========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                                     Three Months Ended   Twelve Months Ended
                                          March 31             March 31
                                     -------------------- --------------------
                                       2000       1999      2000       1999
                                     ---------  --------- ---------  ---------
                                             (Thousands of Dollars)
Balance at Beginning of Period...... $ 433,001  $ 176,643 $ 169,578  $ (47,579)
Add--Net income.....................   206,326     94,401   734,654    616,774
                                     ---------  --------- ---------  ---------
                                     $ 639,327  $ 271,044 $ 904,232  $ 569,195
                                     ---------  --------- ---------  ---------
Deduct--
   Dividends declared on--
    Common stock.................... $  73,497  $  85,589 $ 330,194  $ 342,672
    Preferred and preference stocks.     1,222      3,042     6,711     43,815
   Preferred stock redemption
    premiums........................       --       9,984       --       9,984
   Other capital stock
    transactions--net...............       --       2,851     2,719      3,146
                                     ---------  --------- ---------  ---------
                                     $  74,719  $ 101,466 $ 339,624  $ 399,617
                                     ---------  --------- ---------  ---------
Balance at End of Period (Includes
 $985 million and $586 million of
 appropriated retained earnings at
 March 31, 2000 and 1999,
 respectively)...................... $ 564,608  $ 169,578 $ 564,608  $ 169,578
                                     =========  ========= =========  =========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                     Three Months Ended   Twelve Months Ended
                                          March 31             March 31
                                     -------------------- --------------------
                                       2000       1999      2000       1999
                                     ---------  --------- ---------  ---------
                                             (Thousands of Dollars)
Net Income.......................... $ 206,326  $  94,401 $ 734,654  $ 616,774
Other Comprehensive Income
  Unrealized gains on securities.... $   1,704  $     --  $  14,175  $     --
  Income taxes on other
   comprehensive income.............      (674)       --     (5,606)       --
                                     ---------  --------- ---------  ---------
  Other comprehensive income, net of
   tax.............................. $   1,030  $     --  $   8,569  $     --
                                     ---------  --------- ---------  ---------
Comprehensive Income................ $ 207,356  $  94,401 $ 743,223  $ 616,774
                                     =========  ========= =========  =========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                               Three Months Ended        Twelve Months Ended
                                    March 31                  March 31
                             ------------------------  ------------------------
                                2000         1999         2000         1999
                             -----------  -----------  -----------  -----------
                                         (Thousands of Dollars)
Cash Flow from Operating
 Activities:
 Net income................  $   206,326  $    94,401  $   734,654  $   616,774
 Adjustments to reconcile
  net income (loss) to net
  cash provided by
  operating activities:
   Depreciation and amorti-
    zation.................      405,439      244,748    1,069,185      973,175
   Deferred income taxes
    and investment tax
    credits--net...........      (38,790)     (55,261)  (1,435,440)     (16,965)
   Contribution to environ-
    mental trust...........          --           --      (250,000)         --
   Recovery of coal reserve
    regulatory assets......                    19,936      178,038      (10,515)
   Change in MGP
    remediation liability..          --           --        68,078          --
   Gain on forward share
    arrangements...........     (113,071)     (13,728)     (55,370)     (13,728)
   Provisions/(payments)
    for revenue refunds--
    net....................          --       (22,493)        (110)     (10,856)
   Equity component of al-
    lowance for funds used
    during construction....       (2,751)      (1,753)      (8,787)      (7,128)
   Provisions/(payments)
    for liability for sepa-
    ration costs--net......       (8,889)      (8,780)     (62,505)      (6,448)
   Net effect on cash flows
    of changes in:
     Receivables...........      178,963      203,057      117,084     (330,163)
     Coal and fuel oil.....       (1,621)     (18,270)      18,208        3,615
     Materials and sup-
      plies................      (10,647)      (4,140)     (13,664)      22,118
     Accounts payable ex-
      cluding nuclear fuel
      lease principal pay-
      ments and separation
      costs--net...........     (148,304)    (137,549)     (68,373)      (3,610)
     Accrued interest and
      taxes................     (971,953)     155,064      113,958      124,138
     Other changes in cer-
      tain current assets
      and liabilities......       47,649       27,764      144,310      152,247
   Other--net..............      106,404       87,712       21,842      154,543
                             -----------  -----------  -----------  -----------
                             $  (351,245) $   570,708  $   571,108  $ 1,647,197
                             -----------  -----------  -----------  -----------
Cash Flow from Investing
Activities:
 Construction expendi-
  tures....................  $  (260,619) $  (228,416) $(1,115,601) $  (960,059)
 Nuclear fuel expendi-
  tures....................      (29,622)     (50,085)    (233,019)    (155,705)
 Proceeds from fossil
  plant sale...............          632          --     2,435,720          --
 Equity component of al-
  lowance for funds used
  during construction......        2,751        1,753        8,787        7,128
 Contributions to nuclear
  decommissioning funds....      (39,400)     (39,426)     (89,919)     (96,120)
 Other investments and
  special deposits.........       49,329         (288)      12,410         (602)
 Plant removal costs--net..       (2,253)     (26,679)     (59,188)     (73,178)
                             -----------  -----------  -----------  -----------
                             $  (279,182) $  (343,141) $   959,190  $(1,278,536)
                             -----------  -----------  -----------  -----------
Cash Flow from Financing
Activities:
 Issuance of securities--
   Transitional trust
    notes..................  $       --   $       --   $       --   $ 3,382,629
   Other long-term debt....          --           --           --       222,068
   Capital stock...........          112            6          183          117
 Retirement, redemption
  and repurchase of secu-
  rities--
   Transitional trust
    notes..................      (94,967)         --      (424,967)         --
   Other long-term debt....     (120,743)  (1,053,080)    (267,646)  (1,187,221)
   Common stock............     (153,164)      (3,570)    (153,164)     (10,370)
   Preferred stock.........         (113)    (544,187)     (68,189)    (578,120)
 Common stock forward re-
  purchase arrangements....      (67,135)    (678,569)    (262,116)    (678,569)
 Cash dividends paid on
  capital stock............      (97,428)    (108,793)    (380,526)    (427,806)
 Proceeds from
  sale/leaseback of nu-
  clear fuel...............          --           --           --        84,473
 Nuclear fuel lease prin-
  cipal payments...........          --       (53,745)    (201,657)    (277,163)
 Increase/(decrease) in
  short-term borrowings....      117,250      (72,149)     (82,207)    (175,443)
                             -----------  -----------  -----------  -----------
                             $  (416,188) $(2,514,087) $(1,840,289) $   354,595
                             -----------  -----------  -----------  -----------
Change in Net Cash Balance.  $(1,046,615) $(2,286,520) $  (309,991) $   723,256
Cash, Temporary Cash In-
 vestments and Cash Held
 for Redemption
 of Securities:
 Balance at Beginning of
  Period...................    1,539,924    3,089,820      803,300       80,044
                             -----------  -----------  -----------  -----------
 Balance at End of Period..  $   493,309  $   803,300  $   493,309  $   803,300
                             ===========  ===========  ===========  ===========

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $145 million and $163 million for the three months ended March 31, 2000 and 1999, respectively, and $633 million and $561 million for the twelve months ended March 31, 2000 and 1999, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months and twelve months ended March 31, 2000 and 1999 was as follows:

                                      Three Months Ended   Twelve Months Ended
                                           March 31             March 31
                                      -------------------  -------------------
                                        2000      1999        2000      1999
                                      --------- ---------  ---------- --------
                                              (Thousands of Dollars)
Supplemental Cash Flow Information:
 Cash paid during the period for:
   Interest (net of amount capital-
    ized)............................ $ 148,933 $ 158,744  $  578,591 $462,174
   Income taxes (net of refunds)..... $ 950,001 $ (25,921) $1,461,120 $276,368
Supplemental Schedule of Non-Cash
 Investing and Financing Activities:
 Capital lease obligations incurred.. $      33 $   1,162  $      615 $ 89,537

  (2) Merger Agreement. See Unicom's Note 2 of Notes to Financial Statements.

  (3) Accounting Effects Related to the 1997 Act. See Unicom's Note 3 of Notes to Financial Statements, except for EPS information.

  (4) Closure and Sale of Plants. See Unicom's Note 4 of Notes to Financial Statements, except for EPS information.

  (5) Authorized Shares and Voting Rights of Capital Stock. At March 31, 2000, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--7,510,451 shares; $1.425 convertible preferred stock--52,753 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (6) Common Equity. In January 2000, ComEd physically settled the forward share repurchase arrangements it had with Unicom for the repurchase of 26.3 million ComEd common shares. Prior to settlement, the repurchase arrangements were recorded as a receivable on ComEd's Consolidated Balance Sheets based on the aggregate market value of the shares under the arrangements. In 1999, net unrealized losses of $44 million (after-tax), or $0.20 per common share were recorded related to the arrangements. The settlement of the arrangements in January 2000 resulted in a gain of $113 million (after-tax), which was recorded in the first quarter of 2000. The settlement of the arrangements resulted in a reduction in ComEd's outstanding common shares and common stock equity, effective January 2000.

   During the first quarter of 2000, ComEd used $153 million to repurchase an additional 4 million of its common shares from Unicom with proceeds from the 1998 issurance of transitional trust notes.

  At March 31, 2000, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 53,808
      Conversion of warrants............................................. 25,152
                                                                          ------
                                                                          78,960
                                                                          ======

  Shares of common stock issued/(reacquired) for the three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                   Three Months Ended    Twelve Months Ended
                                        March 31               March 31
                                   --------------------  ---------------------
                                      2000       1999       2000        1999
                                   -----------  -------  -----------  --------
Conversion of $1.425 convertible
 preferred stock..................       3,602      212        5,344     3,791
Conversion of warrants............          72       29          152       173
Treasury stock.................... (30,232,701) (85,424) (30,232,701) (264,406)
                                   -----------  -------  -----------  --------
                                   (30,229,027) (85,183) (30,227,205) (260,442)
                                   ===========  =======  ===========  ========

  As of March 31, 2000 and December 31, 1999, 30,497,107 shares and 264,406 shares, respectively, of ComEd common stock were reacquired and held as treasury stock at a cost of $1,157 million and $10 million, respectively.

  At March 31, 2000 and December 31, 1999, 75,458 and 75,692, respectively, of common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

  As of March 31, 2000 and December 31, 1999, $985 million and $852 million, respectively, of retained earnings had been appropriated for future dividend payments.

  (7) Stock Option Awards/Employee Stock Purchase Plan. See Unicom's Note 7 of Notes to Financial Statements, except for EPS information.

  (8) Preferred and Preference Stocks Without Mandatory Redemption Requirements. See Unicom's Note 8 of Notes to Financial Statements.

  (9) Preference Stock Subject to Mandatory Redemption Requirements. See Unicom's Note 9 of Notes to Financial Statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (10) Company-Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trusts Holding Solely the Company's Subordinated Debt
Securities. See Unicom's Note 10 of Notes to Financial Statements.

  (11) Long-Term Debt. See Unicom's Note 11 of Notes to Financial Statements, except for the last two paragraphs regarding Unicom Thermal and Northwind Mid Way's guaranteed senior Notes.

  (12) Lines of Credit. See the first paragraph of Unicom's Note 12 of Notes to Financial Statements.

  (13) Disposal of Spent Nuclear Fuel. See Unicom's Note 13 of Notes to Financial Statements.

  (14) Fair Value of Financial Instruments. See Unicom's Note 14 of Notes to Financial Statements, except for the following section.

  Capitalization. The estimated fair values of preferred and preference stocks, company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the Company's subordinated debt securities, transitional trust notes, and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of March 31, 2000 and December 31, 1999 were as follows:

                                   March 31, 2000                  December 31, 1999
                          --------------------------------- ---------------------------------
                                     Unrealized                        Unrealized
                           Carrying    Gains/                Carrying    Gains/
                            Value     (Losses)   Fair Value   Value     (Losses)   Fair Value
                          ---------- ----------  ---------- ---------- ----------  ----------
                                               (Thousands of Dollars)
Preferred and preference
 stocks.................  $   71,153 $      75   $   71,228 $   71,265 $      58   $   71,323
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely the
 Company's subordinated
 debt securities........  $  350,000 $ (15,798)  $  334,202 $  350,000 $ (10,595)  $  339,405
Transitional trust
 notes..................  $2,963,030 $(149,007)  $2,814,023 $3,057,112 $(163,600)  $2,893,512
Long-term debt..........  $4,518,607 $  13,584   $4,532,191 $4,637,062 $ (22,237)  $4,614,825

  (15) Pension and Postretirement Benefits. See Unicom's Note 15 of Notes to Financial Statements.

  (16) Separation Plan Costs. See Unicom's Note 16 of Notes to Financial Statements, except for EPS information.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (17) Income Taxes. The components of the net deferred income tax liability at March 31, 2000 and December 31, 1999 were as follows:

                                                        March 31,   December 31,
                                                           2000         1999
                                                        ----------  ------------
                                                        (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized
  depreciation, net of removal costs..................  $2,693,513   $2,781,601
 Overheads capitalized................................     157,101      159,836
 Repair allowance.....................................     218,674      221,502
 Regulatory assets recoverable through future rates...     685,327      688,946
Deferred income tax assets:
 Postretirement benefits..............................    (377,401)    (376,207)
 Unamortized investment tax credits...................    (159,420)    (161,756)
 Regulatory liabilities to be settled through future
  rates...............................................    (581,963)    (596,157)
 Nuclear plant closure................................      (5,454)      (5,456)
 Other--net...........................................    (257,793)    (310,658)
                                                        ----------   ----------
Net deferred income tax liability.....................  $2,372,584   $2,401,651
                                                        ==========   ==========

  The $29 million decrease in the net deferred income tax liability from December 31, 1999 to March 31, 2000 is comprised of a $42 million credit to net deferred income tax expense, a $11 million decrease in regulatory assets net of regulatory liabilities pertaining to income taxes for the period and $2 million related to other items. The amount of accelerated cost recovery and liberalized depreciation included in deferred income tax liabilities for both periods includes amounts related to the regulatory asset for impaired production plant. The amount of regulatory assets included in deferred income tax liabilities primarily relates to the equity component of AFUDC which is recorded on an after-tax basis, the borrowed funds component of AFUDC which was previously recorded net of tax and other temporary differences for which the related tax effects were not previously recorded. The amount of other regulatory liabilities included in deferred income tax assets primarily relates to deferred income taxes provided at rates in excess of the current statutory rate.

  The components of net income tax expense charged to continuing operations for the three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                    Three Months Ended   Twelve Months Ended
                                         March 31              March 31
                                    -------------------  ---------------------
                                      2000      1999        2000        1999
                                    --------  ---------  -----------  --------
                                            (Thousands of Dollars)
Electric operating income:
 Current income taxes.............  $ 87,670  $ 116,384  $ 1,753,992  $404,935
 Deferred income taxes............   (43,060)   (47,221)  (1,399,242)    3,657
 Investment tax credits deferred--
  net.............................    (5,499)    (7,021)     (24,306)  (27,591)
Other (income) and deductions:
 Current income taxes.............    (4,952)     2,668       (6,998)  (10,496)
 Deferred income taxes............    13,632        837       36,839    13,546
 Investment tax credits...........    (2,153)    (1,828)     (52,064)   (6,463)
                                    --------  ---------  -----------  --------
Net income taxes charged to
 continuing operations............  $ 45,638  $  63,819  $   308,221  $377,588
                                    ========  =========  ===========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months and twelve months ended March 31, 2000 and 1999:

                                   Three Months Ended     Twelve Months Ended
                                        March 31               March 31
                                   --------------------  ----------------------
                                     2000       1999        2000        1999
                                   ---------  ---------  ----------  ----------
Pre-tax book income (thousands)... $ 254,708  $ 185.726  $1,045,692  $1,021,868
Effective income tax rate.........      17.9%      34.4%       29.5%       37.0%

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--Concluded

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                      Three Months Ended   Twelve Months Ended
                                           March 31             March 31
                                      -------------------- --------------------
                                        2000       1999      2000       1999
                                      ---------  --------- ---------  ---------
                                              (Thousands of Dollars)
Federal income taxes computed at
 statutory rate.....................  $  89,148  $ 65,004  $ 365,992  $ 357,654
Amortization of investment tax
 credits, net of deferred income
 taxes..............................     (5,235)   (5,711)   (47,740)   (22,006)
State income taxes, net of federal
 income taxes.......................      5,220     8,465     44,831     45,991
Net gain on forward share repurchase
 contract...........................    (39,575)   (4,805)   (19,380)    (4,805)
Earnings on non-tax qualified
 decommissioning fund...............        406       --      (8,509)       --
Differences between book and tax
 accounting, primarily property-
 related deductions.................     (4,326)      866    (26,973)       754
                                      ---------  --------  ---------  ---------
Net income taxes charged to
 continuing operations..............  $  45,638  $ 63,819  $ 308,221  $ 377,588
                                      =========  ========  =========  =========

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months and twelve months ended March 31, 2000 and 1999 were as follows:

                                      Three Months Ended   Twelve Months Ended
                                           March 31             March 31
                                      -------------------- --------------------
                                        2000       1999      2000       1999
                                      ---------  --------- ---------  ---------
                                              (Thousands of Dollars)
Illinois public utility revenue...... $  (3,685) $   1,495 $  (4,199) $  70,295
Illinois electricity distribution
 tax.................................    25,603     28,337   111,507    111,644
Municipal utility gross receipts.....    27,450     24,758   102,392    138,453
Real estate..........................    35,782     33,027   117,149    122,027
Municipal compensation...............    22,273     18,471    77,150     79,653
Energy assistance and renewable
 energy charge.......................     8,799      8,669    34,553     33,841
Other--net...........................    20,601     16,861    72,979     65,889
                                      ---------  --------- ---------  ---------
                                      $ 136,823  $ 131,618 $ 511,531  $ 621,802
                                      =========  ========= =========  =========

  The 1997 Act changed the nature of several state and municipal taxes that are collected through customer billings. Before August 1998, the utility taxes were assessed against the utility. Effective August 1998, the utility taxes are assessed on the electric consumer rather than the utility. Accordingly, ComEd records the collections as liabilities and no longer records the taxes collected through billings as revenues and tax expense. The reduction in operating revenues and taxes, except income taxes, due to the change in presentation for such taxes was approximately $82 million for the twelve months ended March 31, 2000, compared to the same period in 1999. This change in the presentation for such taxes did not have an effect on results of operations.

  See Unicom's Note 21 for additional information regarding Illinois invested capital taxes.

  (19) Lease Obligations. See the first and second paragraphs of Unicom's Note 19 of Notes to Financial Statements.

  Future minimum rental payments at March 31, 2000 for operating leases are estimated to aggregate to $245 million, including $20 million in 2000, $23 million in 2001, $23 million in 2002, $21 million in 2003, $20 million in 2004 and $138 million in 2004-2024.

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

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

  During the first quarter of 2000, no civil penalties were imposed on ComEd for violations of NRC regulations. To ComEd's knowledge, there are no current enforcement issues outstanding or under review by the NRC.

  During 1989 and 1991, actions were brought in federal and state courts in Colorado against ComEd and Cotter seeking unspecified damages and injunctive relief based on allegations that Cotter has permitted radioactive and other hazardous material to be released from its mill into areas owned or occupied by the plaintiffs resulting in property damage and potential adverse health effects. With respect to Cotter, in 1994 a federal jury returned nominal dollar verdicts on eight plaintiffs' claims in the 1989 cases, which verdicts were upheld on appeal. The remaining claims in the 1989 actions have been settled and dismissed. On July 15, 1998, a jury verdict was rendered in Dodge
v. Cotter (United States District Court for the District of Colorado, Civil Action No. 91-Z-1861), a case relating to 14 of the plaintiffs in the 1991 cases. The verdict against Cotter and in favor of the plaintiff, after amended judgement was issued March 1999, totaled approximately $6 million, including compensatory and punitive damages, interest, and medical monitoring. On February 11, 2000, the Tenth Circuit Court of Appeals agreed with Cotter, found that the trial judge had erred in critical rulings and reversed the jury verdict, remanding the case for new trial. A case involving the next group of plaintiffs is set for trial in federal district court in Denver on October 2, 2000. Although ComEd sold its investment in Cotter in February 2000, ComEd will continue to be liable for any court verdicts in favor of the plaintiffs. The other 1991 cases will necessarily involve the resolution of numerous contested issues of law and fact. It is Unicom and ComEd's assessment that these actions will not have a material impact on their financial position or results of operations.

  In August 1999, three class action lawsuits were filed against ComEd related to a series of service interruptions during the summer of 1999. The combined effect of these events resulted in over 100,000 customers losing service. On August 12, 1999, service was interrupted to ComEd customers on the near north and near west side of Chicago's central business district. While major commercial customers were affected, all service was restored on the same date. The class action complaints have been consolidated and seek to recover damages for personal injuries and property damage, as well as economic loss for these events. Further, ComEd initiated expedited claim settlements for those with primarily food spoilage claims. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. The lawsuits are pending in the Circuit Court of Cook County. ComEd has filed a motion challenging the legal sufficiency of the consolidated complaints. The plantiff's response is overdue and the motion to dismiss is currently scheduled to be argued on May 23, 2000. ComEd's management believes adequate reserves have been established in connection with these cases.

  Following the summer 1999 service interruptions, the ICC opened a three-phase investigation of the design and reliability of ComEd's transmission and distribution system. At the conclusion of each phase of the investigation, the ICC will issue reports that will include specific recommendations for ComEd and a timetable for executing the recommendations. Although the recommendations are not legally binding on ComEd, the ICC may enforce the recommendations through litigation. The report on Phase I of the investigation was released the week of January 3, 2000, which focused on the outages of July and August 1999. The first of five reports on Phase II and Phase III, focusing on the transmission and distribution system, is anticipated in late spring. The investigation is expected to conclude by early 2001.

  In 1996, several developers of non-utility generating facilities filed litigation against various Illinois officials claiming that the enforcement against those facilities of an amendment to Illinois law removing the entitlement of those facilities to state-subsidized payments for electricity sold to ComEd after March 15, 1996 violated their rights under the federal and state constitutions, and against ComEd for a declaratory order that their rights under their contracts with ComEd were not affected by the amendment. On August 4, 1999, the Illinois Appellate Court held that the developers' claims against the State were premature, and the Illinois Supreme Court denied leave to appeal that ruling by Order dated December 1, 1999. On April 14, 2000, the developer of one such facility requested leave to amend its complaint to allege claims for damages against ComEd based on breach by ComEd of an alleged contractual obligation to pay for electricity purchased from that developer at the state-subsidized rate. ComEd has objected to the developer's request for leave to amend, and intends vigorously to contest any assertion by such developer that it is entitled to any payment in excess of ComEd's avoided costs.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1999 or in these Quarterly Reports on Form 10-Q for the quarterly period ended March 31, 2000, which could have such an effect.

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

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated January 7, 2000 was filed by Unicom and ComEd announcing Unicom and PECO's agreement to accelerate the repurchase of stock and to adjust shareholder consideration under their Agreement and Plan of Exchange and Merger, dated as of September 22, 1999.

    A Current Report on Form 8-K dated January 13, 2000 was filed by Unicom and ComEd providing additional information about the transactions contemplated by the Amended Merger Agreement before Unicom commences repurchases of shares of its common stock.

    A Current Report on Form 8-K dated March 30, 2000 was filed containing ComEd's consolidated financial statements as of, and for the year ended, December 31, 1999.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 15th day of May 2000. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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