Form 10-Q
period 2000-06-30
UNICOM CORP; COMMONWEALTH EDISON CO
filed 2000-08-11
CIK 918040, 22606

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

                  For the quarterly period ended June 30, 2000

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

Common Stock outstanding at July 31, 2000:
    Unicom Corporation                           175,824,812 shares
    Commonwealth Edison Company                  183,745,848 shares

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               Unicom Corporation
                                      and
                          Commonwealth Edison Company

                         Quarterly Reports on Form 10-Q
                   to the Securities and Exchange Commission
                  for the Quarterly Period Ended June 30, 2000

  This document contains the Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 2000 for each of Unicom Corporation and Commonwealth Edison Company. Information contained herein relating to an individual registrant is filed by such registrant on its own behalf. Accordingly, except for its subsidiaries, Commonwealth Edison Company makes no representation as to information relating to Unicom Corporation or to any other companies affiliated with Unicom Corporation. In addition, several portions of these Quarterly Reports contain forward-looking statements; and reference is made to pages 58-59 for the location and character of such statements.

                                     INDEX

                                                                          Page
                                                                          -----
Definitions..............................................................     3
PART I. FINANCIAL INFORMATION
Unicom Corporation and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................     4
    Statements of Consolidated Operations for the three months, six
     months and twelve months ended June 30, 2000 and 1999...............     5
    Consolidated Balance Sheets--June 30, 2000 and December 31, 1999.....   6-7
    Statements of Consolidated Capitalization--June 30, 2000 and
     December 31, 1999 ..................................................     8
    Statements of Consolidated Retained Earnings for the three months,
     six months and twelve months ended June 30, 2000 and 1999...........     9
    Statements of Consolidated Comprehensive Income for the three months,
     six months and twelve months ended June 30, 2000 and 1999...........     9
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 2000 and 1999...............    10
    Notes to Financial Statements........................................ 11-41
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations......................................................... 42-59
Commonwealth Edison Company and Subsidiary Companies:
  Financial Statements--
    Report of Independent Public Accountants.............................    60
    Statements of Consolidated Operations for the three months, six
     months and twelve months ended June 30, 2000 and 1999...............    61
    Consolidated Balance Sheets--June 30, 2000 and December 31, 1999..... 62-63
    Statements of Consolidated Capitalization--June 30, 2000 and
     December 31, 1999...................................................    64
    Statements of Consolidated Retained Earnings for the three months,
     six months and twelve months ended June 30, 2000 and 1999...........    65
    Statements of Consolidated Comprehensive Income for the three months,
     six months and twelve months ended June 30, 2000 and 1999...........    65
    Statements of Consolidated Cash Flows for the three months, six
     months and twelve months ended June 30, 2000 and 1999...............    66
    Notes to Financial Statements........................................ 67-71
  Management's Discussion and Analysis of Financial Condition and Results
   of Operations.........................................................    72
PART II. OTHER INFORMATION
  Item 1. Legal Proceedings.............................................. 73-74
  Item 4. Submission of Matters to Vote of Security Holders.............. 74-75
  Item 6. Exhibits and Reports on Form 8-K...............................    75
SIGNATURES...............................................................    76

                                  DEFINITIONS

  The following terms are used in this document with the following meanings:

          Term                                  Meaning
 ---------------------- -------------------------------------------------------
 1997 Act               Illinois Electric Service Customer Choice and Rate
                         Relief Law of 1997, as amended
 AFUDC                  Allowance for funds used during construction
 APB                    Accounting Principles Board
 APX                    Automated Power Exchange Inc., a California company
 CERCLA                 Comprehensive Environmental Response, Compensation and
                         Liability Act of 1980, as amended
 City                   City of Chicago
 ComEd                  Commonwealth Edison Company, a Unicom subsidiary
 ComEd Funding          ComEd Funding, LLC, a ComEd subsidiary
 ComEd Funding Trust    ComEd Transitional Funding Trust, a ComEd Funding
                         subsidiary
 Cotter                 Cotter Corporation, formerly a ComEd subsidiary
 CTC                    Non-bypassable "competitive transition charge"
 DOE                    U.S. Department of Energy
 Edison Development     Edison Development Canada Inc., a ComEd subsidiary
 EME                    Edison Mission Energy, an Edison International
                         subsidiary
 EPS                    Earnings/(Loss) per Common Share
 ESPP                   Employee Stock Purchase Plan
 FASB                   Financial Accounting Standards Board
 FERC                   Federal Energy Regulatory Commission
 Fossil Plant           ComEd's former six coal-fired generating plants, an oil
                         and gas-fired plant, and nine peaking unit sites
 GAAP                   Generally Accepted Accounting Principles
 ICC                    Illinois Commerce Commission
 IDR                    Illinois Department of Revenue
 Indiana Company        Commonwealth Edison Company of Indiana, Inc., a ComEd
                         subsidiary
 INPO                   Institute of Nuclear Power Operations
 ISO                    Independent System Operator
 MGP                    Manufactured gas plant
 NEIL                   Nuclear Electric Insurance Limited
 Northwind Chicago      Northwind Chicago, LLC, a UT Holdings subsidiary
 Northwind Midway       Northwind Midway, LLC, a UT Holdings subsidiary
 NRC                    Nuclear Regulatory Commission
 O&M                    Operation and maintenance
 PECO                   PECO Energy Company, a Pennsylvania company
 PPAs                   Purchase Power Agreements
 RES                    Retail Electric Supplier
 SEC                    Securities and Exchange Commission
 SFAS                   Statement of Financial Accounting Standards
 SPEs                   Special purpose entities
 S&P                    Standard & Poor's
 Trusts                 ComEd Financing I and ComEd Financing II, ComEd
                         subsidiaries
 Trust Securities       ComEd-obligated mandatorily redeemable preferred
                         securities of subsidiary trusts holding solely ComEd's
                         subordinated debt securities
 Unicom                 Unicom Corporation
 Unicom Energy Services Unicom Energy Services Inc., a Unicom Enterprises
                         subsidiary
 Unicom Enterprises     Unicom Enterprises Inc., a Unicom subsidiary
 Unicom Investment      Unicom Investment, Inc., a Unicom subsidiary
 Unicom Power Holdings  Unicom Power Holdings Inc., a Unicom Enterprises
                         subsidiary
 Unicom Thermal         Unicom Thermal Technologies Inc., a UT Holdings
                         subsidiary
 U.S. EPA               U.S. Environmental Protection Agency
 UT Holdings            UT Holdings Inc., a Unicom Enterprises subsidiary

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of Unicom Corporation:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of UNICOM CORPORATION (an Illinois corporation) and subsidiary companies as of June 30, 2000 and December 31, 1999, and the related statements of consolidated operations, retained earnings, comprehensive income and cash flows for the three-month, six-month and twelve-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Unicom Corporation and subsidiary companies as of June 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.




                                            Arthur Andersen LLP

Chicago, Illinois
August 11, 2000

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, six months and twelve months ended June 30, 2000 and 1999 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                           Three Months Ended       Six Months Ended       Twelve Months Ended
                                 June 30                 June 30                 June 30
                          ----------------------  ----------------------  ----------------------
                             2000        1999        2000        1999        2000        1999
                          ----------  ----------  ----------  ----------  ----------  ----------
                                          (Thousands Except Per Share Data)
Operating Revenues......  $1,807,596  $1,685,714  $3,465,382  $3,223,518  $7,089,811  $6,882,885
                          ----------  ----------  ----------  ----------  ----------  ----------
Operating Expenses and
 Taxes:
  Fuel..................  $   97,631  $  259,639  $  196,839  $  494,473  $  699,628  $1,087,835
  Purchased power.......     402,937      98,301     674,987     169,983   1,058,303     465,249
  Operation and
   maintenance..........     591,070     650,096   1,094,490   1,205,498   2,314,866   2,355,938
  Depreciation and
   amortization.........     226,948     266,947     601,645     498,279     946,615     960,083
  Taxes (except income).     129,359     130,135     267,747     262,495     513,704     569,841
  Income taxes..........      58,893      60,347      92,302     123,611     327,891     360,265
  Investment tax credits
   deferred--net .......      (5,500)     (7,021)    (10,999)    (14,042)    (22,785)    (27,723)
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $1,501,338  $1,458,444  $2,917,011  $2,740,297  $5,838,222  $5,771,488
                          ----------  ----------  ----------  ----------  ----------  ----------
Operating Income........  $  306,258  $  227,270  $  548,371  $  483,221  $1,251,589  $1,111,397
                          ----------  ----------  ----------  ----------  ----------  ----------
Other Income and
 (Deductions):
  Interest on long-term
   debt, net of interest
   capitalized..........  $ (129,856) $ (135,952) $ (264,221) $ (278,510) $ (530,779) $ (499,439)
  Interest on notes
   payable..............      (5,202)     (3,769)     (6,171)     (7,721)    (17,052)    (18,264)
  Allowance for funds
   used during
   construction.........       5,392       5,190      11,011       9,401      23,422      18,006
  Income taxes
   applicable to
   nonoperating
   activities...........     (15,029)     (1,833)    (21,418)     (3,249)      8,913     (17,827)
  Provisions for
   dividends and
   redemption premiums--
   Preferred and
    preference stocks of
    ComEd...............      (1,017)     (3,043)     (2,239)    (18,340)     (7,655)    (46,215)
   ComEd-obligated
    mandatorily
    redeemable preferred
    securities of
    subsidiary trusts
    holding solely
    ComEd's subordinated
    debt securities.....      (7,427)     (7,427)    (14,855)    (14,855)    (29,710)    (29,710)
  Miscellaneous--net....      (5,555)     38,956      92,167      46,664      24,552      74,674
                          ----------  ----------  ----------  ----------  ----------  ----------
                          $ (158,694) $ (107,878) $ (205,726) $ (266,610) $ (528,309) $ (518,775)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income before
 Extraordinary Items ...  $  147,564  $  119,392  $  342,645  $  216,611  $  723,280  $  592,622
Extraordinary Losses,
 less Applicable Income
 Taxes..................      (1,423)        --       (4,167)    (27,576)     (4,171)    (27,576)
                          ----------  ----------  ----------  ----------  ----------  ----------
Net Income..............  $  146,141  $  119,392  $  338,478  $  189,035  $  719,109  $  565,046
                          ==========  ==========  ==========  ==========  ==========  ==========
Earnings per common
 share before
 extraordinary items
  Basic.................  $     0.84  $     0.55  $     1.86  $     1.00  $     3.60  $     2.73
  Diluted...............  $     0.83  $     0.55  $     1.85  $     1.00  $     3.59  $     2.72
Extraordinary losses,
 less applicable income
 taxes (basic and
 diluted)...............  $    (0.01)        --   $    (0.02)      (0.13) $    (0.02)      (0.13)
Earnings per common
 share--
  Basic.................  $     0.83  $     0.55  $     1.84  $     0.87  $     3.58  $     2.60
  Diluted...............  $     0.82  $     0.55  $     1.83  $     0.87  $     3.57  $     2.59
Cash Dividends Declared
 per Common Share.......  $     0.40  $     0.40  $     0.80  $     0.80  $     1.60  $     1.60

  The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
                       ASSETS                            2000          1999
                       ------                         -----------  ------------
                                                       (Thousands of Dollars)
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $753 million and
   $672 million, respectively)....................... $25,612,137  $25,007,637
  Less--Accumulated provision for depreciation.......  14,116,986   13,729,223
                                                      -----------  -----------
                                                      $11,495,151  $11,278,414
  Nuclear fuel, at amortized cost....................     794,535      843,724
                                                      -----------  -----------
                                                      $12,289,686  $12,122,138
                                                      -----------  -----------
Investments and Other Property:
  Nuclear decommissioning funds...................... $ 2,616,886  $ 2,546,540
  Investment in leases...............................   1,613,783          --
  Nonutility property--less accumulated provision for
   depreciation of $21,419 and $17,345, respectively.     240,578      304,976
  Goodwill...........................................      62,873       34,955
  Subsidiary companies...............................      17,360       50,417
  Other, at cost.....................................     319,666      130,917
                                                      -----------  -----------
                                                      $ 4,871,146  $ 3,067,805
                                                      -----------  -----------
Current Assets:
  Cash and temporary cash investments................ $   639,075  $ 1,696,336
  Cash held for redemption of securities.............      64,467      285,056
  Other cash investments.............................         668           62
  Special deposits...................................         492    1,845,730
  Receivables--
    Customers........................................   1,143,984    1,224,678
    Forward share repurchase contract................         --       813,046
    Other............................................     207,509      181,532
    Provisions for uncollectible accounts............     (49,719)     (50,814)
  Coal and fuel oil, at average cost.................      19,310       15,613
  Materials and supplies, at average cost............     236,739      221,157
  Deferred income taxes related to current assets and
   liabilities.......................................      67,494       60,056
  Prepayments and other..............................      32,290       36,268
                                                      -----------  -----------
                                                      $ 2,362,309  $ 6,328,720
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Regulatory assets.................................. $ 1,563,896  $ 1,792,907
  Other..............................................     107,768       94,463
                                                      -----------  -----------
                                                      $ 1,671,664  $ 1,887,370
                                                      -----------  -----------
                                                      $21,194,805  $23,406,033
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                        June 30,   December 31,
            CAPITALIZATION AND LIABILITIES                2000         1999
            ------------------------------             ----------- ------------
                                                        (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity................................. $ 3,964,006 $ 5,332,611
  Preferred and preference stocks of ComEd--
    Without mandatory redemption requirements.........       1,646       1,790
  ComEd-obligated mandatorily redeemable preferred se-
   curities of subsidiary trusts holding solely
   ComEd's subordinated debt securities*..............     350,000     350,000
  Long-term debt......................................   6,781,928   7,129,906
                                                       ----------- -----------
                                                       $11,097,580 $12,814,307
                                                       ----------- -----------
Current Liabilities:
  Notes payable....................................... $   680,366 $     4,750
  Current portion of long-term debt, redeemable pref-
   erence stock and capitalized lease obligations of
   subsidiary companies...............................     805,873     915,439
  Accounts payable....................................     644,183     582,920
  Accrued interest....................................     134,586     146,718
  Accrued taxes.......................................         --    1,386,930
  Dividends payable...................................      76,523      94,090
  Customer deposits...................................      70,038      68,128
  Other...............................................     235,610     316,542
                                                       ----------- -----------
                                                       $ 2,647,179 $ 3,515,517
                                                       ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes............................... $ 2,907,844 $ 2,484,883
  Nuclear decommissioning liability for retired
   plants.............................................   1,275,400   1,259,700
  Accumulated deferred investment tax credits.........     469,414     484,717
  Accrued spent nuclear fuel disposal fee and related
   interest...........................................     785,360     763,427
  Obligations under capital leases of subsidiary com-
   panies.............................................         --      161,611
  Regulatory liabilities..............................     584,414     596,157
  Other...............................................   1,427,614   1,325,714
                                                       ----------- -----------
                                                       $ 7,450,046 $ 7,076,209
                                                       ----------- -----------
Commitments and Contingent Liabilities (Note 21)
                                                       $21,194,805 $23,406,033
                                                       =========== ===========

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                        June 30,    December 31,
                                                          2000          1999
                                                       -----------  ------------
                                                        (Thousands of Dollars)
Common Stock Equity:
  Common stock, without par value--
   Outstanding--218,552,976 shares and 217,835,570
    shares, respectively.............................. $ 4,984,166  $ 4,971,618
  Preference stock expense of ComEd...................         --           (72)
  Retained earnings...................................     561,502      364,345
  Accumulated other comprehensive income..............       7,007        6,815
  Treasury stock--41,910,306 shares and 264,406
   shares, respectively...............................  (1,588,669)     (10,095)
                                                       -----------  -----------
                                                       $ 3,964,006  $ 5,332,611
                                                       -----------  -----------
Preferred and Preference Stocks of ComEd--
  Without Mandatory Redemption Requirements:
    $1.425 convertible preferred stock, cumulative,
     without par value--Outstanding--51,773 shares and
     56,291 shares, respectively...................... $     1,646  $     1,790
    Prior preferred stock, cumulative, $100 par value
     per share--
     No shares outstanding............................         --           --
                                                       -----------  -----------
                                                       $     1,646  $     1,790
                                                       -----------  -----------
  Subject to Mandatory Redemption Requirements:
    Preference stock, cumulative, without par value--
     Outstanding--No shares and 700,000 shares,
      respectively.................................... $       --   $    69,475
    Current redemption requirements for preference
     stock included
     in current liabilities...........................         --       (69,475)
                                                       -----------  -----------
                                                       $       --   $       --
                                                       -----------  -----------
ComEd-Obligated Mandatorily Redeemable Preferred
 Securities of Subsidiary Trusts Holding Solely
 ComEd's Subordinated Debt Securities................. $   350,000  $   350,000
                                                       -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 2000 through 2004--5.30% to 9 3/8%....... $   426,000  $   698,245
    Maturing 2005 through 2014--4.40% to 8 3/8%.......   1,299,400    1,299,400
    Maturing 2015 through 2023--6.75% to 9 7/8%.......   1,501,000    1,589,443
                                                       -----------  -----------
                                                       $ 3,226,400  $ 3,587,088
  Transitional trust notes, due 2001 through 2008--
   5.29% to 5.74%.....................................   2,890,000    3,070,000
  Sinking fund debentures, due 2001 through 2011--2
   7/8% to 4.75%......................................      28,060       30,866
  Pollution control obligations, due 2007 through
   2014--4.65% to 5 7/8%..............................     137,700      139,200
  Other long-term debt................................   1,112,954    1,089,347
  Deposit for retirement of long-term debt............      (1,386)         --
  Current maturities of long-term debt included in
   current liabilities................................    (567,508)    (737,615)
  Unamortized net debt discount and premium...........     (44,292)     (48,980)
                                                       -----------  -----------
                                                       $ 6,781,928  $ 7,129,906
                                                       -----------  -----------
                                                       $11,097,580  $12,814,307
                                                       -----------  -----------


   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                            Three Months     Six Months Ended   Twelve Months Ended
                            Ended June 30         June 30             June 30
                          ------------------ ------------------ --------------------
                            2000      1999     2000      1999     2000       1999
                          --------  -------- --------  -------- ---------  ---------
                                          (Thousands of Dollars)
Balance at Beginning of
 Period.................  $485,620  $125,715 $364,345  $143,537  $157,467  $ (60,108)
Add--Net income.........   146,141   119,392  338,478   189,035   719,109    565,046
                          --------  -------- --------  -------- ---------  ---------
                          $631,761  $245,107 $702,823  $332,572 $ 876,576  $ 504,938
                          --------  -------- --------  -------- ---------  ---------
Deduct--
   Cash dividends
     declared on
     common stock.......  $ 70,661  $ 86,916 $141,723  $173,781 $ 315,724  $ 347,429
   Other capital stock
     transactions--net..      (402)      724     (402)    1,324      (650)        42
                          --------  -------- --------  -------- ---------  ---------
                          $ 70,259  $ 87,640 $141,321  $175,105 $ 315,074  $ 347,471
                          --------  -------- --------  -------- ---------  ---------
Balance at End of Period
  (Includes $913 million
  and $509 million of
  appropriated retained
  earnings for future
  dividend payments at
  June 30, 2000 and
  1999, respectively)...  $561,502  $157,467 $561,502  $157,467 $ 561,502  $ 157,467
                          ========  ======== ========  ======== =========  =========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                         Three Months Ended    Six Months Ended    Twelve Months Ended
                               June 30              June 30              June 30
                         --------------------  ------------------  --------------------
                           2000       1999       2000      1999      2000       1999
                         ---------  ---------  --------  --------  ---------  ---------
                                          (Thousands of Dollars)
Net Income.............. $ 146,141  $ 119,392  $338,478  $189,035   $719,109   $565,046
Other Comprehensive
 Income
  Unrealized
   gains/(losses) on
   securities and
   foreign currency
   translations......... $  (1,179) $    (724) $    525      (724) $  12,272  $    (724)
  Income taxes on other
   comprehensive income.       341        --       (333)      --      (5,265)       --
                         ---------  ---------  --------  --------  ---------  ---------
  Other comprehensive
   income, net of tax... $    (838) $    (724) $    192  $   (724) $   7,007  $    (724)
                         ---------  ---------  --------  --------  ---------  ---------
Comprehensive Income....  $145,303  $ 118,668  $338,670  $188,311  $ 726,116   $564,322
                         =========  =========  ========  ========  =========  =========



   The accompanying Notes to Financial Statements are an integral part of the above statements.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                           Three Months  Ended       Six Months  Ended       Twelve Months  Ended
                                 June 30                  June 30                   June 30
                          ----------------------  ------------------------  ------------------------
                             2000        1999        2000         1999         2000         1999
                          -----------  ---------  -----------  -----------  -----------  -----------
                                                 (Thousands of Dollars)
Cash Flow from Operating
 Activities:
 Net income.............  $   146,141  $ 119,392  $   338,478  $   189,035  $   719,109  $   565,046
 Adjustments to
  reconcile net income
  to net cash provided
  by operating
  activities:
   Depreciation and
    amortization........      259,709    285,472      667,322      531,784    1,055,899    1,017,175
   Deferred income taxes
    and investment tax
    credits--net........      (47,304)   (44,664)     (84,405)     (98,320)  (1,435,090)     (34,806)
   Contribution to
    environmental trust.          --         --           --           --      (250,000)         --
   Recovery of coal
    reserve regulatory
    assets..............          --         --           --        19,936      178,038       65,397
   Change in MGP
    remediation
    liability...........       (1,200)       --        (1,200)         --        66,878          --
   Gain on forward share
    arrangements........          --     (19,689)    (113,071)     (33,417)     (55,370)     (33,417)
   Provisions/(payments)
    for revenue
    refunds--net........          --       2,635          --       (19,858)      (2,745)       2,745
   Equity component of
    allowance for funds
    used during
    construction........       (2,551)    (2,003)      (5,302)      (3,756)      (9,335)      (7,170)
   Payments for
    liability for
    separation costs--
    net.................         (166)    (1,018)      (9,055)      (9,798)     (73,663)      (7,076)
   Net effect on cash
    flows of changes in:
     Receivables........      (48,410)  (128,005)      80,111       66,294      151,402     (259,886)
     Coal and fuel oil..       (1,696)     7,533       (1,141)     (10,610)      10,087       59,147
     Materials and
      supplies..........       (1,365)    (3,128)     (11,821)      (7,267)      (5,953)      24,431
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and separation
      costs--net........      149,531     27,956       51,519     (102,923)     147,658     (108,081)
     Accrued interest
      and taxes.........       69,974    (43,887)    (916,899)     104,587      224,497       (8,107)
     Other changes in
      certain current
      assets and
      liabilities.......         (226)    24,148       49,084       51,998      121,063      143,880
   Other--net...........      (13,729)    47,001       97,223      134,383      (85,668)     114,597
                          -----------  ---------  -----------  -----------  -----------  -----------
                          $   508,708  $ 271,743  $   140,843  $   812,068  $   756,807  $ 1,533,875
                          -----------  ---------  -----------  -----------  -----------  -----------
Cash Flow from Investing
 Activities:
 Construction
  expenditures..........  $  (264,849) $(249,618) $  (594,727) $  (480,693) $(1,230,199) $  (974,552)
 Nuclear fuel
  expenditures..........      (71,857)   (63,862)    (101,479)    (113,947)    (241,023)    (185,147)
 Sales of generating
  plants................          --         --           --           --     4,885,720          --
 Investment in leases...   (1,613,783)       --    (1,613,783)         --    (1,613,783)         --
 Equity component of
  allowance for funds
  used during
  construction..........        2,551      2,003        5,302        3,756        9,335        7,170
 Contributions to
  nuclear
  decommissioning
  funds.................          --         --       (39,400)     (39,426)     (89,919)     (96,120)
 Other investments and
  special deposits......    1,735,529     (7,886)   1,698,172      (12,701)    (299,564)     (28,281)
 Plant removal costs--
  net...................      (16,707)    (5,333)     (18,960)     (32,012)     (49,321)     (97,952)
                          -----------  ---------  -----------  -----------  -----------  -----------
                          $  (229,116) $(324,696) $  (664,875) $  (675,023) $ 1,371,246  $(1,374,882)
                          -----------  ---------  -----------  -----------  -----------  -----------
Cash Flow from Financing
 Activities:
 Issuance of
  securities--
  Transitional trust
   notes................  $       --   $     --   $       --   $       --   $       --   $ 3,382,629
  Other long-term debt..       28,091     28,130       28,091       63,130      166,712      410,400
  Capital stock.........        8,375      3,588       12,548        4,412       29,077       14,290
 Retirement, redemption
  and repurchase of
  securities--
  Transitional trust
   notes................      (85,033)  (140,000)    (180,000)    (140,000)    (370,000)    (140,000)
  Other long-term debt..     (252,759)    (5,355)    (374,771)  (1,061,010)    (745,327)  (1,302,220)
  Common stock..........      (51,623)   (26,486)    (585,325)     (30,056)    (585,325)     (36,970)
  Preferred stock.......      (70,031)     9,979      (70,144)    (534,208)    (145,191)    (561,935)
 Common stock forward
  repurchase
  arrangements..........          --      16,456      (67,133)    (662,113)    (262,038)    (662,113)
 Cash dividends paid on
  common stock..........      (71,059)   (86,864)    (158,080)    (173,670)    (331,974)    (347,276)
 Proceeds from
  sale/leaseback of
  nuclear fuel..........          --         --           --           --           --        39,612
 Nuclear fuel lease
  principal payments....      (34,620)   (48,191)     (34,620)    (101,936)    (188,086)    (196,531)
 Increase/(decrease) in
  short-term
  borrowings............      235,366    191,036      675,616      118,887      268,516      (77,996)
                          -----------  ---------  -----------  -----------  -----------  -----------
                          $  (293,293) $ (57,707) $  (753,818) $(2,516,564) $(2,163,636) $   521,890
                          -----------  ---------  -----------  -----------  -----------  -----------
Change in Net Cash
 Balance................  $   (13,701) $(110,660) $(1,277,850) $(2,379,519) $   (35,583) $   680,883
Cash, Temporary Cash
 Investments and Cash
 Held for Redemption of
 Securities:
   Balance at Beginning
    of Period...........      717,243    849,785    1,981,392    3,118,644      739,125       58,242
                          -----------  ---------  -----------  -----------  -----------  -----------
   Balance at End of
    Period..............  $   703,542  $ 739,125  $   703,542  $   739,125  $   703,542  $   739,125
                          ===========  =========  ===========  ===========  ===========  ===========

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

  The consolidated financial statements include the accounts of Unicom, ComEd, Indiana Company, Edison Development, the Trusts, ComEd Funding, ComEd Funding Trust and Unicom's unregulated subsidiaries. All significant intercompany transactions have been eliminated. Although the accounts of ComEd Funding, ComEd Funding Trust and the subsidiaries of Unicom Investment, which are SPEs, are included in the consolidated financial statements, as required by GAAP, ComEd Funding, ComEd Funding Trust and the subsidiaries of Unicom Investment are legally separated from Unicom and ComEd. The assets of the SPEs are not available to creditors of Unicom or ComEd and the transitional property and investments held by the SPEs are not assets of Unicom or ComEd.

  See Note 2 for information on Unicom's pending merger with PECO.

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

  ComEd's investment in generation-related net utility plant, not subject to cost-based rate regulation, including construction work in progress and nuclear fuel, and excluding the decommissioning costs included in the accumulated provision for depreciation was $7.7 billion and $7.8 billion as of June 30, 2000 and December 31, 1999, respectively.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Regulatory Assets and Liabilities. Regulatory assets are incurred costs which have been deferred and are amortized for ratemaking and accounting purposes. Regulatory liabilities represent amounts to be settled with customers through future rates. Regulatory assets and liabilities reflected on the Consolidated Balance Sheets at June 30, 2000 and December 31, 1999 were as follows:

                                                          June 30,  December 31,
                                                            2000        1999
                                                         ---------- ------------
                                                         (Thousands of Dollars)
Regulatory assets:
 Impaired production plant(1)..........................  $  141,098  $  366,221
 Deferred income taxes (2).............................     696,949     688,946
 Nuclear decommissioning costs--Dresden Unit 1.........     192,164     202,308
 Nuclear decommissioning costs--Zion Units 1 and 2.....     496,928     496,638
 Unamortized loss on reacquired debt (3)...............      36,757      38,794
                                                         ----------  ----------
                                                         $1,563,896  $1,792,907
                                                         ==========  ==========
Regulatory liabilities:
 Deferred income taxes (2).............................  $  584,414  $  596,157
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

  Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning. Depreciation, amortization of regulatory assets and liabilities, and decommissioning for the three months, six months and twelve months ended June 30, 2000 and 1999 were as follows:

                          Three Months Ended  Six Months Ended  Twelve Months Ended
                                June 30            June 30            June 30
                          ------------------- ----------------- -------------------
                            2000      1999      2000     1999     2000      1999
                          --------- --------- -------- -------- --------- ---------
                                           (Thousands of Dollars)
Depreciation expense....  $ 168,554 $ 180,587 $334,612 $358,025 $ 689,928 $ 712,708
Amortization of
 regulatory assets and
 liabilities--net.......     37,439    65,405  225,123   98,344   172,867   163,555
                          --------- --------- -------- -------- --------- ---------
                          $ 205,993  $245,992 $559,735 $456,369 $ 862,795  $876,263
Decommissioning expense.     20,955    20,955   41,910   41,910    83,820    83,820
                          --------- --------- -------- -------- --------- ---------
                          $ 226,948  $266,947 $601,645 $498,279 $ 946,615  $960,083
                          ========= ========= ======== ======== ========= =========

  The regulatory asset amortization recorded in the recent three, six and twelve month periods represent amounts calculated in accordance with the earnings cap provisions of the 1997 Act.

  Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the December 1999 sale of Fossil Plant assets of $2.587 billion resulted in a regulatory liability, which was used to recover

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statements of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million in the fourth quarter of 1999.

  See Note 3 for additional information regarding amortization of regulatory assets with respect to limits on ComEd's earnings due to statutory sharing provisions. See Note 4 for additional information regarding the fossil plant sale.

  Provisions for depreciation, including nuclear plant, were at average annual rates of average depreciable utility plant and equipment for the three months, six months and twelve months ended June 30, 2000 and 1999 as follows:

                         Three Months Ended    Six Months Ended    Twelve Months Ended
                               June 30              June 30              June 30
                         ------------------    ----------------    -------------------
                           2000       1999       2000      1999      2000       1999
                         ---------  ---------  --------  --------  ---------  ---------
Average annual
 depreciation rates.....      2.70%      2.66%     2.69%     2.65%      2.67%      2.69%

  Nuclear plant decommissioning costs generally are accrued over the current NRC license lives of the related nuclear generating units. The accrual is based on an annual levelized cost of the unrecovered portion of estimated decommissioning costs, which are escalated for expected inflation to the expected time of decommissioning and are net of expected earnings on the trust funds. Dismantling is expected to occur relatively soon after the end of the current NRC license life of each generating station currently operating. The accrual for decommissioning is based on the prompt removal method authorized by NRC guidelines. ComEd's ten operating units have remaining current NRC license lives ranging from 7 to 28 years. ComEd's Zion Station and Dresden Unit 1 are retired and are expected to be dismantled beginning in the years 2014 and 2011, respectively, which is consistent with the regulatory treatment for recovery of the related decommissioning costs.

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

  Since 1995, ComEd has collected decommissioning costs from its ratepayers in conjunction with a rider to its tariffs. The rider allows annual adjustments to decommissioning cost collections outside the context of a traditional rate proceeding and will continue under the 1997 Act. The ICC has approved ComEd's current funding plan, which provides for annual contributions of current accruals and ratable contributions of past accruals over the remaining current NRC license lives of the nuclear plants.

  ComEd is undertaking steps to transfer its nuclear generating assets, including the decommissioning trust funds, to a generation and power marketing subsidiary of Exelon ("Genco"), following the merger with PECO. On August 3, 2000 the NRC approved the request of ComEd and PECO to transfer licenses for both companies' nuclear plants from ComEd and PECO to Gencc. Other aspects of the transfer of

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES nuclear assets, including the decommissioning trust funds, are subject to satisfactory resolution of significant regulatory and tax issues. Genco will assume responsibility for the decommissioning of the nuclear generating stations, including Zion Station and Dresden Unit 1, subject to an obligation of ComEd to continue collecting decommissioning-related charges from its retail customers and contribute such amounts to Genco's trust funds. In conjunction with the ICC regulatory approval proceeding related to Genco, ComEd is currently considering an alternative decommissioning funding structure that would provide for i) collection of amounts sufficient to satisfy the decommissioning obligation from customers over a period that is generally shorter than the remaining NRC license lives of the units, and ii) a waiver of ComEd's rights to further collections after that shorter period. Although ComEd cannot currently determine whether an alternative funding structure will ultimately be approved and implemented, such a structure could increase the decommissioning cost recovery risk. See Note 2 for additional information on the planned merger of Unicom and PECO.

  For the ten operating nuclear units, decommissioning cost accruals are recorded as portions of depreciation expense and accumulated provision for depreciation on the Statements of Consolidated Operations and the Consolidated Balance Sheets, respectively, as such costs are recovered through rates. As of June 30, 2000, the total decommissioning costs included in the accumulated provision for depreciation were $2,147 million.

  For ComEd's retired nuclear units, the total estimated liability for nuclear decommissioning in current-year (2000) dollars is recorded as a noncurrent liability. The unrecovered portion of the liability is recorded as a regulatory asset. The nuclear decommissioning liability for retired plants as of June 30, 2000 was as follows:

                                                               Zion
                                                    Dresden   Units
                                                     Unit 1  1 and 2    Total
                                                    -------- -------- ----------
                                                       (Thousands of Dollars)
Amounts recovered through rates and investment
 fund earnings....................................  $118,636 $467,672 $  586,308
Unrecovered portion of the liability..............   192,164  496,928    689,092
                                                    -------- -------- ----------
 Nuclear decommissioning liability for retired
  plants..........................................  $310,800 $964,600 $1,275,400
                                                    ======== ======== ==========

  Under Illinois law, decommissioning cost collections are required to be deposited into external trusts. Consequently, such collections do not add to the cash flows available for general corporate purposes. The fair value of funds accumulated in the external trusts at June 30, 2000 was $2,617 million, which includes pre-tax unrealized appreciation of $696 million. The earnings on the external trusts for operating plants accumulate in the fund balance and accumulated provision for depreciation. Nuclear decommissioning funding as of June 30, 2000 was as follows:

                                                          (Thousands of Dollars)
Amounts recovered through rates and investment fund
 earnings for operating plants (included in the
 accumulated provision for depreciation)................        $2,147,095
Amounts recovered through rates and investment fund
 earnings for retired plants............................           586,308
Less past accruals not yet contributed to the trusts....          (116,517)
                                                                ----------
 Fair value of external trust funds.....................        $2,616,886
                                                                ==========

  In February 2000, the FASB issued an exposure draft addressing the accounting for asset removal costs, including those relating to nuclear decommissioning. The exposure draft would require companies to recognize the entire decommissioning liability on the balance sheet when the liability is incurred very early in the operating life of the generating station, rather than ratably over the operating life of the station as is the current industry accounting practice. The cost basis of the related nuclear power plant would be increased by a corresponding amount at the time the liability is recorded

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES and depreciated over the operating life. Although over the life of the stations total decommissioning provisions would approximate the total amount recognized over the life of the stations under current electric utility accounting practices, amounts for interim years could increase or decrease from currently expected decommissioning provisions. However, ComEd does not believe such changes will adversely impact results of operations due to the ability to recover decommissioning costs through rates. The exposure draft is proposed to be effective for financial statements issued for fiscal years beginning after June 15, 2001. A final statement is expected to be issued during the first quarter of 2001.

  Customer Receivables and Revenues. ComEd is engaged principally in the production, purchase, transmission, distribution and sale of electricity to a diverse base of residential, commercial, industrial and wholesale customers. ComEd's electric service territory has an area of approximately 11,300 square miles and an estimated population of approximately eight million as of June 30, 2000. It includes the City, an area of about 225 square miles with an estimated population of approximately three million from which ComEd derived approximately 30 percent of its ultimate consumer revenues in 1999. ComEd had approximately 3.5 million electric customers at June 30, 2000. Revenues are recognized as electric and delivery services are provided to customers.

  As a result of the implementation of a new customer billing and information system in July 1998, billing and collection delays temporarily increased accounts receivable from customers. In December 1998 and June 1999, ComEd recorded increased provisions for uncollectible accounts to recognize the estimated portion of the receivables that are not expected to be recoverable. Such provisions increased O&M expenses by $35 million in the twelve months ended June 30, 1999, compared to normally expected levels. Receivables from customers include $67 million and $103 million as of June 30, 2000 and December 31, 1999, respectively, in estimated unbilled revenue for service that has been provided to customers, but for which bill issuance was delayed beyond the normal date of issuance. Receivables from customers as of June 30, 2000 and December 31, 1999 also include $325 million and $295 million, respectively, for estimated unbilled revenues for electric service that has been provided to customers subsequent to the normal billing date and prior to the end of the reporting period. See "Use of Estimates" above for additional information regarding ComEd's revenues and net receivables.

  See Note 3 for additional information.

  Nuclear Fuel. The cost of nuclear fuel is amortized to fuel expense based on the quantity of heat produced using the unit of production method. As authorized by the ICC, provisions for spent nuclear fuel disposal costs have been recorded at a level required to recover the fee payable on the current nuclear-generated and sold electricity and the current interest accrual on the one-time fee payable to the DOE for nuclear generation prior to April 7, 1983. The one-time fee and interest thereon have been recovered and the current fee and interest on the one-time fee are presently being recovered through base rates. See Note 13 for additional information concerning the disposal of spent nuclear fuel, one-time fee and interest accrual on the one-time fee. Nuclear fuel expenses, including leased fuel costs and provisions for spent nuclear fuel disposal costs, were $98 million and $92 million for the three months ended June 30, 2000 and 1999, respectively, $197 million and $180 million for the six months ended June 30, 2000 and 1999, respectively, and $397 million and $347 million for the twelve months ended June 30, 2000 and 1999, respectively.

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

  AFUDC and Interest Capitalized. In accordance with the uniform systems of accounts prescribed by regulatory authorities, ComEd capitalizes AFUDC, compounded semiannually, which represents the estimated cost of funds used to finance its construction program for the non-generation portion of its business. The equity component of AFUDC is recorded on an after-tax basis and the borrowed funds component of AFUDC is recorded on a pre-tax basis. The average annual capitalization rates for AFUDC were 8.29% and 7.65% for the three months ended June 30, 2000 and 1999, respectively, 8.29% and 7.83% for the six months ended June 30, 2000 and 1999, respectively, and 8.03% and 8.00% for the twelve months ended June 30, 2000 and 1999, respectively. In accordance with SFAS No. 34, Capitalization of Interest Cost, ComEd capitalized less than $1 million and $6 million for the three months ended June 30, 2000 and 1999, respectively, $2 million and $12 million for the six months ended June 30, 2000 and 1999, respectively, and $12 million and $32 million for the twelve months ended June 30, 2000 and 1999, respectively, in interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  Interest. Total interest costs incurred on debt, leases and other obligations were $158 million and $157 million for the three months ended June 30, 2000 and 1999, respectively, $313 million and $324 million to the six months ended June 30, 2000 and 1999, respectively, and $631 million and $579 million for the twelve months ended June 30, 2000 and 1999, respectively.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Average Common Shares Outstanding. The number of average outstanding common shares used to compute basic and diluted EPS for the three months, six months and twelve months ended June 30, 2000 and 1999 were as follows:

                                                    Six
                          Three Months Ended    Months Ended  Twelve Months Ended
                                June 30           June 30           June 30
                          ------------------- --------------- -------------------
                            2000      1999     2000    1999     2000      1999
                          --------- --------- ------- ------- --------- ---------
                                           (Thousands of Shares)
Average Number of Common
 Shares Outstanding:
 Average Number of
  Common Shares--Basic..    177,181   217,235 184,107 217,158   200,778   217,120
 Potentially Dilutive
  Common Shares--
  Treasury Method:
   Stock Options........        972     1,006     823     813       710       780
   Other Convertible
    Securities..........         87        89      87      89        87        89
                          --------- --------- ------- ------- --------- ---------
Average Number of Common
 Shares--Diluted........    178,240   218,330 185,017 218,060   201,575   217,989
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

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the Consolidated Balance Sheets as either an asset or liability measured at its fair value. In June 2000, FASB issued SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, as an amendment of SFAS No. 133. SFAS No. 133, as amended, requires that changes in the derivative's fair value be recognized currently in earnings, unless specific hedge accounting criteria are met. The accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item on the Statements of Consolidated Operations, and requires companies to formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

  The effective date of SFAS No. 133, as amended, has been delayed for one year, to fiscal years beginning after June 15, 2000. SFAS No. 133 may be implemented prior to June 15, 2000, but such implementation cannot be applied retroactively. SFAS No. 133, as amended, must be applied to (i) derivative instruments and (ii) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after January 1, 1998 or January 1, 1999 at the Company's election.

  Unicom and ComEd are in the process of reviewing their various contracts to determine which contracts meet the requirements of SFAS No. 133, as amended, and would need to be reflected as derivatives under the standard and accounted for at fair value. Among the contracts that are being

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES reviewed are purchase power agreements, contracts related to electricity purchases and sales, contracts related to gas purchases and sales, normal purchase orders, securities issued and insurance contracts. Unicom and ComEd have not yet quantified the effects on their financial statements of adopting SFAS No. 133, as amended. However, adoption of SFAS No. 133, as amended, could increase volatility in earnings and other comprehensive income.

  Reclassifications. Certain prior year amounts have been reclassified to conform with current period presentation. These reclassifications had no effect on operating results.

  Cash Held for Redemption of Securities. As of June 30, 2000, the cash held for redemption of securities reported on the Consolidated Balance Sheets includes $64 million of escrowed cash and pending instrument funding charges collected from ComEd customers to be applied to the principal and interest payment on the transitional trust notes. See Note 3 for additional information.

  Investment in Leases. In June 2000, Unicom Investment entered into a like-kind exchange transaction utilizing proceeds from the December 1999 sale of fossil generating stations. Under the transaction, Unicom Investment invested approximately $1.6 billion, previously classified as special deposits, in passive generating station leases with two separate entities. The generating stations were leased back to such entities as part of the transaction. For financial accounting purposes, the investments are accounted for as direct financing lease investments. Under the terms of the lease agreements, Unicom Investment will receive prepayments of its scheduled lease payments of about $1.26 billion in the fourth quarter of 2000 which will reduce the outstanding lease investment at that time.

  The components of the net investment in the direct financing leases as of June 30, 2000 are as follows:

                                                                     (Thousands
                                                                         of
                                                                      Dollars)
                                                                     ----------
      Total minimum lease payments.................................. $2,727,233
      Deferred initial direct costs.................................     14,287
                                                                     ----------
                                                                     $2,741,520
      Less: Unearned income.........................................  1,127,737
                                                                     ----------
                                                                     $1,613,783
                                                                     ==========

  Goodwill. Goodwill represents the excess of the purchase consideration over the fair value of the net assets of the companies or natural gas service contracts acquired by subsidiaries of Unicom Enterprises. Goodwill arising from such acquisitions is generally being amortized on a straight-line basis over 40 years for goodwill arising from the acquisition of established mechanical services companies and over 10 to 15 years for the goodwill arising from the acquisition of performance contracting companies and natural gas service contracts.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, and cash held for redemption of securities are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 2000 and 1999 was as follows:

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                          Three Months Ended   Six Months Ended   Twelve Months Ended
                                June 30             June 30             June 30
                          ------------------- ------------------- -------------------
                            2000      1999       2000      1999      2000      1999
                          --------- --------- ---------- -------- ---------- --------
                                            (Thousands of Dollars)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).   $116,012  $165,867 $  268,160 $327,518 $  547,457 $548,390
   Income taxes (net of
    refunds)............  $ 136,221  $110,028 $1,086,222 $ 84,107 $1,457,293 $356,077
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease
  obligations incurred
  by subsidiary
  companies.............  $     --  $     274 $       34 $  1,436 $      343 $ 43,828

  (2) Merger Agreement. In September 1999, the Boards of Directors of Unicom and PECO approved a merger of equals that will create a new holding company, Exelon. The merger was approved on June 27 and 28, 2000 by PECO and Unicom's shareholders, respectively. The merger was approved unanimously on April 12, 2000, without conditions, by the FERC. In Pennsylvania, the Public Utility Commission has approved a settlement reached with virtually all intervenors, and the regulatory process in Illinois has been completed. Aspects of the merger still must be approved by the SEC and the NRC. The merger is currently expected to be completed in the fall of 2000.

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

  Consistent with Unicom's $1 billion share repurchase commitment in the pending merger agreement with PECO, Unicom has entered into repurchase agreements with financial institutions to repurchase shares of its common stock from the open market. During the first six months of 2000, Unicom expended $584 million to repurchase 15 million of its common shares pursuant to these agreements of which approximately $153 million was funded with proceeds from the 1998 issuance of transitional trust notes. The remaining share repurchases will be funded from available funds, including funds ultimately resulting from the fossil plant sale. These share repurchases are in addition to 26.3 million shares of Unicom common stock that Unicom repurchased in January 2000 upon settlement of certain forward purchase contracts. See Notes 6 and 23 for additional information.

  ComEd and PECO are undertaking steps to transfer their generating assets and wholesale power marketing operations to subsidiaries following the consummation of the merger. Subsequent to those transfers, these subsidiaries will be transferred to Exelon and ultimately will be combined into a single power generation and marketing company, which will be a direct subsidiary of Exelon. In ComEd's case, the transfer will include its Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating stations representing an aggregate generating capability of 9,566 megawatts, its Zion station, its rights and obligations under various power purchase agreements, the assets constituting its nuclear decommissioning trusts and its wholesale power marketing business. Genco will assume responsibility for the decommissioning of the nuclear generating stations, including Zion Station and

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

Dresden Unit 1, subject to an obligation of ComEd to continue collecting decommissioning-related charges from its customers. Genco will enter into a power purchase agreement with ComEd in which Genco will undertake to supply ComEd's full requirements for electric energy through 2004 and all of ComEd's requirements up to the available capacity of the nuclear generating stations in 2005 and 2006. On August 3, the NRC approved the request of ComEd and PECO to transfer licenses for both companies' nuclear plants from ComEd and PECO to Genco. Other aspects of the transfer of nuclear assets, including the decommissioning trust funds, are subject to satisfactory resolution of significant regulatory and tax issues.

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

  As of June 1, 2000, more than 62,000 non-residential customers are eligible to choose a new electric supplier or elect the purchase power option. As of June 30, 2000, over 7,000 non-residential customers, representing approximately 16 percent of ComEd's retail kilowatthour sales for the twelve months prior to the introduction of open access, elected to receive their electric energy from a RES or chose the purchase power option. The impact of customer choice on results of operations will depend on various factors, including the extent to which customers elect to receive energy from a RES or the purchased power option, the development of a competitive market, the market price for energy, the extent to which ComEd develops new sources of revenue and the results of cost control efforts. Because of the inherent uncertainty in these factors ComEd is unable to predict the long term impact of customer choice on results of operations. However, ComEd does not expect customer choice to have a material effect in the near term as a result of the collection of CTCs as provided by the 1997 Act.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity for ComEd are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. Consistent with the provisions of the 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods. ComEd's returns on average common equity for the years 1999 and 1998 were 11.56% and 10.86%, respectively. The average return of 11.21% for the two year period ended December 31, 1999 equaled the threshold return for that period under the earnings provisions of the 1997 Act. ComEd does not currently expect to trigger the earnings sharing provisions of the 1997 Act in the years 2000 through 2004.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, were used to redeem long-term debt and preference stock and reduce ComEd's outstanding short-term debt, as required. Unicom has also repurchased its common stock using proceeds it received from ComEd's repurchase of its common stock held by Unicom. The balance of the proceeds were used for the payment of fees and other debt issuance costs and a collateral requirement related to the transitional trust notes.

  (4) Fossil Plant Sale. In December 1999, ComEd completed the sale of its fossil generating assets to EME for a cash purchase price of $4.8 billion. The fossil generating assets represent an aggregate generating capacity of approximately 9,772 megawatts.

  Just prior to the consummation of the fossil plant sale, ComEd transferred these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment paid ComEd consideration totalling approximately $4.8 billion in the form of a demand note in the amount of approximately $2.4 billion and an interest-bearing note with a maturity of twelve years. Unicom Investment immediately sold the fossil plant assets to EME, in consideration of which Unicom Investment received approximately $4.8 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment paid the $2.4 billion aggregate principal due to ComEd under the demand note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities, including the share repurchases. Of the cash received by ComEd, $1.5 billion has been used to pay the costs and taxes associated with the fossil plant sale, including ComEd's contribution of $250 million of the proceeds to an environmental trust as required by the 1997 Act. The remainder of the demand note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives. See Note 1, under "Investment in Leases," for additional information.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The sale produced an after-tax gain of approximately $1.6 billion, after recognizing commitments associated with certain coal contracts ($350 million), recognizing employee-related costs ($112 million) and contributing to the environmental trust. The coal contract costs include the amortization of the remaining balance of ComEd's regulatory asset for unrecovered coal reserves of $178 million and the recognition of $172 million of settlement payments related to the above-market portion of coal purchase commitments ComEd assigned to EME at market value upon completion of the fossil plant sale. The severance costs included pension and post-retirement welfare benefit curtailment and special termination benefit costs of $51 million and transition, separation and retention payments of $61 million. A total of 1,730 fossil station employee positions were eliminated upon completion of the fossil plant sale on December 15, 1999. The employees whose positions were eliminated have been terminated. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statement of Consolidated Operations. See Note 1, under "Regulatory Assets and Liabilities," for additional information.

  (5) Authorized Shares, Voting Rights and Stock Rights of Capital Stock. At June 30, 2000, Unicom's authorized shares consisted of 400,000,000 shares of common stock. The authorized shares of ComEd preferred and preference stocks at June 30, 2000 were: preference stock--6,810,451 shares; $1.425 convertible preferred stock--51,773 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of outstanding Unicom shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders; and holders of outstanding ComEd shares are entitled to one vote for each share held on each matter submitted to a vote of such shareholders. All such shares have the right to cumulate votes in elections for the directors of the corporation which issued the shares.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (6) Common Equity. In January 2000, Unicom physically settled the forward share repurchase arrangements it had with financial institutions for the repurchase of 26.3 million Unicom common shares. Prior to settlement, the repurchase arrangements were recorded as a receivable on Unicom's Consolidated Balance Sheets based on the aggregate market value of the shares under the arrangements. In 1999, net unrealized losses of $44 million (after-tax), or $0.20 per common share were recorded related to the arrangements. The settlement of the arrangements in January 2000 resulted in a gain of $113 million (after-tax), which was recorded in the first quarter of 2000. The settlement of the arrangements resulted in a reduction in Unicom's outstanding common shares and common stock equity effective January 2000.

  Consistent with Unicom's $1 billion share repurchase commitment in the pending merger agreement with PECO, Unicom has entered into repurchase agreements with financial institutions to repurchase shares of its common stock from the open market. During the first six months of 2000, Unicom expended $584 million to repurchase 15 million of its common shares pursuant to these agreements of which approximately $153 million was funded with proceeds from the 1998 issuance of transitional trust notes.

  At June 30, 2000, shares of Unicom common stock were reserved for the following purposes:

      Long-Term Incentive Plan........................................ 1,561,857
      Employee Stock Purchase Plan....................................   284,940
      Shareholder Rights Plan.........................................   400,000
      Exchange for ComEd common stock not held by Unicom..............    86,630
      1996 Directors' Fee Plan........................................   136,876
                                                                       ---------
                                                                       2,470,303
                                                                       =========

  Common stock issued/(reacquired) for the three months, six months and twelve months ended June 30, 2000 and 1999 was as follows:

                          Three Months Ended     Six Months Ended     Twelve Months Ended
                               June 30               June 30                June 30
                          -------------------  ---------------------  ---------------------
                             2000      1999       2000        1999       2000        1999
                          ----------  -------  -----------  --------  -----------  --------
Shares of Common Stock
 Issued/(Reacquired):
 Long-Term Incentive
  Plan..................     225,287   84,402      669,906   233,215      888,192   523,726
 Employee Stock Purchase
  Plan..................      38,857   45,126       38,857    45,126       83,231    86,884
 Exchange for ComEd com-
  mon stock not held by
  Unicom................         118      419        1,020    (3,330)       1,896     2,887
 1996 Directors' Fee
  Plan..................      22,826    1,104       25,583     3,348       27,756     9,404
 Treasury Stock.........  (1,291,200)     --   (41,645,900)  (85,424) (41,645,900) (264,406)
                          ----------  -------  -----------  --------  -----------  --------
                          (1,004,112) 131,051  (40,910,534)  192,935  (40,644,825)  358,495
                          ==========  =======  ===========  ========  ===========  ========
                                             (Thousands of Dollars)
Changes in Common Stock
 Accounts:
 Total shares issued....  $    8,348  $ 4,096  $    12,443  $  4,777  $    28,956  $ 14,869
 Net cash settlement of
  forward share repur-
  chase contract........         --       --           --    (16,454)         --    (16,454)
 Share repurchases......     (51,623)     --    (1,578,575)   (3,295)  (1,578,575)  (10,095)
 Shares held by trustee
  for Unicom Stock Bonus
  Deferral Plan.........         --       --           --        --           --      8,722
 Other..................          27       (8)         106       137          121       (79)
                          ----------  -------  -----------  --------  -----------  --------
                          $  (43,428) $ 4,088  $(1,566,026) $(14,835) $(1,549,498) $ (3,037)
                          ==========  =======  ===========  ========  ===========  ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  At June 30, 2000 and December 31, 1999, 75,458 and 75,692, respectively, ComEd common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock of ComEd at a conversion rate of one share of common stock for three warrants.

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

  Stock option transactions through June 30, 2000 are summarized as follows:

                                                    Number of  Weighted Average
                                                     Options    Exercise Price
                                                    ---------  ----------------
Outstanding as of December 31, 1997................ 2,291,378      $23.810
Granted during the year............................ 1,379,525       35.234
Exercised during the year..........................  (404,082)      24.244
Expired/cancelled during the year..................  (123,928)      25.715
                                                    ---------
Outstanding as of December 31, 1998................ 3,142,893       28.694
Granted during the year............................ 1,853,050       35.750
Exercised during the year..........................  (313,231)      24.102
Expired/cancelled during year......................  (179,076)      33.551
                                                    ---------
Outstanding as of December 31, 1999................ 4,503,636       31.723
Granted during the six months ended June 30, 2000.. 2,166,600       37.063
Exercised during the six months ended June 30,
 2000..............................................  (351,944)      27.072
Expired/cancelled during the six months ended June
 30, 2000..........................................  (114,251)      35.543
                                                    ---------
Outstanding as of June 30, 2000.................... 6,204,041       33.781
                                                    =========

  Of the stock options outstanding at June 30, 2000, 2,028,761 had vested with a weighted average exercise price of $30.

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

  The estimated weighted average fair value for each stock option granted in the first half of 2000 and in 1999 and 1998 was $8.19, $6.48 and $6.62,
respectively.

  The ESPP was terminated on June 28, 2000 by Unicom's Board of Directors in anticipation of the Merger. The ESPP allowed employees to purchase Unicom common stock at a ten percent discount from market value. Substantially all of the employees of Unicom, ComEd and their subsidiaries were

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES eligible to participate in the ESPP. Unicom issued 83,231 and 86,884 shares of common stock for the twelve months ended June 30, 2000 and 1999, respectively, under the ESPP at a weighted average annual purchase price of $35.02 and $34.34, respectively.

  Unicom has adopted the disclosure-only provisions of SFAS No. 123. For financial reporting purposes, Unicom has adopted APB No. 25 and has taken into consideration FASB Interpretation No. 44 of APB No. 25, and thus no compensation cost has been recognized for the stock option awards program or ESPP. If Unicom had recorded compensation expense for the stock options granted and the shares of common stock issued under the ESPP in accordance with SFAS No. 123 using the fair value based method of accounting, the additional charge to operations would have been $4 million (after-tax), or $0.02 per common share (diluted), and $3 million (after-tax), or $0.01 per common share (diluted), for the twelve months ended June 30, 2000 and 1999, respectively.

  (8) ComEd Preferred and Preference Stocks Without Mandatory Redemption Requirements. During the twelve months ended June 30, 2000 and 1999, 3,000,000 shares and 10,499,549 shares of preferred or preference stock without mandatory redemption requirements were redeemed, respectively, and no shares were issued. All of the outstanding shares of Series $1.425 preferred stock were redeemed on August 1, 2000. The redemption price was $42 per share, plus accrued and unpaid dividends.

  (9) ComEd Preference Stock Subject to Mandatory Redemption
Requirements. During the twelve months ended June 30, 2000 and 1999, no shares of ComEd preference stock subject to mandatory redemption requirements were issued. During the twelve months ended June 30, 2000 and 1999, 700,000 shares and 1,298,560 shares, respectively, of ComEd preference stock subject to mandatory redemption requirements were reacquired to meet sinking fund requirements or were part of the early redemption in 1999. There were 700,000 shares of Series $6.875 preference stock outstanding at December 31, 1999, at an aggregate stated value of $69 million. This series was non-callable and was redeemed on May 1, 2000.

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

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  (11) Long-Term Debt. ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust, in the fourth quarter of 1998. The current amount outstanding is as follows:

              Series                                         Principal Amount
      ------------------------                            ----------------------
                                                          (Thousands of Dollars)
      5.29% due June 25, 2001............................       $  340,000
      5.34% due March 25, 2002...........................          258,861
      5.39% due June 25, 2003............................          421,139
      5.44% due March 25, 2005...........................          598,511
      5.63% due June 25, 2007............................          761,489
      5.74% due December 25, 2008........................          510,000
                                                                ----------
                                                                $2,890,000
                                                                ==========

  For accounting purposes, the liabilities of ComEd Funding Trust for the transitional trust notes are reflected as long-term debt on the Consolidated Balance Sheets of Unicom and ComEd.

  The proceeds, net of transaction costs, from the transitional trust notes were used, as required, to redeem debt and equity. During 1999, ComEd redeemed or reacquired $1,101 million of long-term debt.

  Sinking fund requirements and scheduled maturities remaining through 2004 for ComEd's first mortgage bonds, transitional trust notes, sinking fund debentures and other long-term debt outstanding at June 30, 2000, after deducting deposits made for the retirement of sinking fund debentures, are summarized as follows: 2000--$271 million; 2001--$346 million; 2002--$645 million; 2003--$445 million; and 2004--$577 million.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  At June 30, 2000, ComEd's outstanding first mortgage bonds maturing through 2004 were as follows:

                   Series                                    Principal Amount
      --------------------------------                    ----------------------
                                                          (Thousands of Dollars)
      6 3/8% due July 15, 2000...........................        $100,000
      7 3/8% due September 15, 2002......................         200,000
      6 5/8% due July 15, 2003...........................         100,000
      5 3/10% due January 15, 2004.......................          26,000
                                                                 --------
                                                                 $426,000
                                                                 ========

  Other long-term debt outstanding at June 30, 2000 is summarized as follows:

                                          Principal
              Debt Security                 Amount                 Interest Rate
----------------------------------------  ---------- ------------------------------------------
                                          (Thousands
                                              of
                                           Dollars)
Unicom--
 Loans Payable:
 Loan due January 1, 2003                 $    4,212 Interest rate of 8.31%
 Loan due January 1, 2004                      5,021 Interest rate of 8.44%
 Loan due January 15, 2009                     5,228 Interest rate of 8.30%
 Loan due January 15, 2009                     6,568 Interest rate of 8.55%
 Loan due January 15, 2010                     3,632 Interest rate of 8.65%
 Loan due January 15, 2010                     6,880 Interest rate of 8.88%
 Loan due July 15, 2010                        8,703 Interest rate of 7.98%
                                          ----------
                                          $   40,244
                                          ----------
ComEd--
 Notes:
 Medium Term Notes, Series 3N due vari-
  ous dates through October 15, 2004      $  156,000 Interest rates ranging from 9.17% to 9.20%
 Notes due January 15, 2004                  150,000 Interest rate of 7.375%
 Notes due October 15, 2005                  235,000 Interest rate of 6.40%
 Notes due January 15, 2007                  150,000 Interest rate of 7.625%
 Notes due July 15, 2018                     225,000 Interest rate of 6.95%
                                          ----------
                                          $  916,000
                                          ----------
 Purchase Contract Obligation
 due April 30, 2005                       $      254 Interest rate of 3.00%
                                          ----------
Total ComEd                               $  916,254
                                          ----------
Unicom Enterprises--
 Notes:
 Unicom Thermal Guaranteed Senior Note
  due May 30, 2012                        $  115,800 Interest rate of 7.38%
 Unicom Thermal Guaranteed Senior Note
  due January 31, 2020                        28,000 Interest rate of 9.09%
 Northwind Midway Guaranteed Senior Note
  due June 30, 2023                           11,423 Interest rate of 7.68%
 Unicom Thermal Obligation due April 1,
  2015                                         1,124 Interest rate of 8.00%
 Unicom Mechanical Services Notes
  due various dates through May 15, 2003         109 Interest rate ranging from 8.50% to 9.40%
                                          ----------
Total Unicom Enterprises                  $  156,456
                                          ----------
Total Unicom                              $1,112,954
                                          ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Long-term debt maturing within one year has been included in current liabilities.

  ComEd's outstanding first mortgage bonds are secured by a lien on substantially all property and franchises, other than expressly excepted property, owned by ComEd.

  Unicom Thermal redeemed the $115.8 million outstanding balance of the 7.38% unsecured guaranteed senior Note on July 12, 2000. Unicom Thermal recorded an extraordinary loss related to early redemption premiums paid and the write-off of unamortized debt expenses, which will reduce Unicom's net income on common stock by approximately $3.5 million (after-tax) in the third quarter of 2000. The Note was guaranteed by Unicom and included certain covenants with respect to Unicom and Unicom Thermal's operations.

  In May 2000, Northwind Chicago issued $28 million of 9.09% guaranteed senior Notes due January 31, 2020, the proceeds of which will be used primarily to finance certain project construction costs. The Notes are guaranteed by Unicom and include certain covenants with respect to Unicom and Northwind Chicago's operations.

  In June 1999, Northwind Midway issued $11.4 million of 7.68% guaranteed senior Notes due June 2023, the proceeds of which will be used primarily to finance certain project construction costs. The Notes are guaranteed by Unicom and include certain covenants with respect to Unicom and Northwind Midway's operations. Such covenants include, among other things, a requirement that Unicom and its consolidated subsidiaries own no less than 65% of the voting membership interest of Northwind Midway.

  (12) Lines of Credit. ComEd had total unused bank lines of credit of $800 million at June 30, 2000. Of that amount, $500 million expires on December 15, 2000 and $300 million expires on December 17, 2002. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread which is dependent upon the credit rating of ComEd's outstanding first mortgage bonds or on a prime interest rate. ComEd is obligated to pay commitment and facility fees with respect to the line of credit.

  Unicom Enterprises had a $400 million credit facility of which $74 million was unused as of June 30, 2000. The credit facility was terminated on August 7, 2000 by Unicom Enterprises. The credit facility was used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility was guaranteed by Unicom and included certain covenants with respect to Unicom and Unicom Enterprises' operations. See Note 23 for additional information.

  (13) Disposal of Spent Nuclear Fuel. Under the Nuclear Waste Policy Act of 1982, the DOE is responsible for the selection and development of repositories for, and the disposal of, spent nuclear fuel and high-level radioactive waste. ComEd, as required by that Act, has entered into a contract with the DOE to provide for the disposal of spent nuclear fuel and high-level radioactive waste from ComEd's nuclear generating stations. The contract with the DOE requires ComEd to pay the DOE a one-time fee applicable to nuclear generation through April 6, 1983 of $277 million, with interest to date of payment, and a fee payable quarterly equal to one mill per kilowatthour of nuclear-generated and sold electricity after April 6, 1983. Pursuant to the contract, ComEd has elected to pay the one-time fee, with interest, just prior to the first delivery of spent nuclear fuel to the DOE. The liability

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES for the one-time fee and the related interest is reflected on the Consolidated Balance Sheets. The contract also provided for acceptance by the DOE of such materials to begin in January 1998; however, that date was not met by the DOE and is expected to be delayed significantly. The DOE's current estimate for opening a facility to accept such waste is 2010. This extended delay in spent nuclear fuel acceptance by the DOE has led to ComEd's consideration of additional dry storage alternatives. On July 30, 1998, ComEd filed a complaint against the United States in the United States Court of Federal Claims seeking to recover damages caused by the DOE's failure to honor its contractual obligation to begin disposing of spent nuclear fuel in January 1998. On November 5, 1999, ComEd's case was stayed pending the decision of the United States Court of Appeals for the Federal Circuit in several similar cases brought by other utilities.

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

  Investments. Securities included in the nuclear decommissioning funds have been classified and accounted for as "available for sale" securities. The estimated fair value of the nuclear decommissioning funds, as determined by the trustee and based on published market data, as of June 30, 2000 and December 31, 1999 was as follows:

                                  June 30, 2000                  December 31, 1999
                         -------------------------------- --------------------------------
                                    Unrealized                       Unrealized
                                      Gains/                           Gains/
                         Cost Basis  (Losses)  Fair Value Cost Basis  (Losses)  Fair Value
                         ---------- ---------- ---------- ---------- ---------- ----------
                                              (Thousands of Dollars)
Short-term investments.. $   39,092  $     51  $   39,143 $   41,362  $     95  $   41,457
U.S. Government and
 Agency issues..........    242,467     6,330     248,797    245,399    (1,993)    243,406
Municipal bonds.........    401,688     2,797     404,485    383,816      (940)    382,876
Corporate bonds.........    203,167    (5,248)    197,919    196,942    (5,699)    191,243
Common stock............    885,291   695,013   1,580,304    832,802   732,893   1,565,695
Other...................    149,578    (3,340)    146,238    125,072    (3,209)    121,863
                         ----------  --------  ---------- ----------  --------  ----------
                         $1,921,283  $695,603  $2,616,886 $1,825,393  $721,147  $2,546,540
                         ==========  ========  ========== ==========  ========  ==========

  At June 30, 2000, the debt securities held by the nuclear decommissioning funds had the following maturities:

                                                           Cost Basis Fair Value
                                                           ---------- ----------
                                                               (Thousands of
                                                                 Dollars)
      Within 1 year.......................................  $ 29,619   $ 29,857
      1 through 5 years...................................   304,911    304,379
      5 through 10 years..................................   243,306    243,152
      Over 10 years.......................................   409,449    411,937

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The net earnings of the nuclear decommissioning funds, which are recorded in the accumulated provision for depreciation, for the three months, six months and twelve months ended June 30, 2000 and 1999 were as follows:

                          Three Months Ended   Six Months Ended    Twelve Months Ended
                                June 30             June 30              June 30
                          -------------------- ------------------ ----------------------
                            2000       1999      2000      1999      2000        1999
                          ---------  --------- --------  -------- ----------  ----------
                                            (Thousands of Dollars)
Gross proceeds from
 sales of
 securities.............   $372,244  $ 457,175 $904,241  $842,863 $1,826,378  $1,689,884
Less cost based on spe-
 cific
 identification.........    372,500    436,159  865,738   818,185  1,765,704   1,652,894
                          ---------  --------- --------  -------- ----------  ----------
Realized gains/(losses)
 on sales of
 securities.............  $    (256) $  21,016 $ 38,503  $ 24,678 $   60,674  $   36,990
Other realized fund
 earnings, net of
 expenses...............       (366)    20,242   17,987    30,816     50,097      58,342
                          ---------  --------- --------  -------- ----------  ----------
Total realized net earn-
 ings of the funds......  $    (622) $  41,258 $ 56,490  $ 55,494 $  110,771  $   95,332
Unrealized
 gains/(losses).........    (53,797)    38,460  (25,544)   88,738    (12,772)    164,679
                          ---------  --------- --------  -------- ----------  ----------
 Total net earnings of
  the funds.............  $ (54,419) $  79,718 $ 30,946  $144,232 $   97,999  $  260,011
                          =========  ========= ========  ======== ==========  ==========

  Securities held by certain trusts, which were established to provide for supplemental retirement benefits and executive medical claims, have been classified and accounted for as "available for sale." The estimated fair value of these securities, as determined by the trustee and based on published market data, as of June 30, 2000 was as follows:

                                                      Cost   Unrealized  Fair
                                                      Basis     Gain     Value
                                                     ------- ---------- -------
                                                       (Thousands of Dollars)
Short-term investments.............................. $   236  $   --    $   236
Registered investment companies.....................  21,841   13,308    35,149
                                                     -------  -------   -------
                                                     $22,077  $13,308   $35,385
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

  Capitalization. The estimated fair values of ComEd preferred and preference stocks, ComEd-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely ComEd's subordinated debt securities, transitional trust notes and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of June 30, 2000 and December 31, 1999 were as follows:

                                  June 30, 2000                   December 31, 1999
                         --------------------------------- ---------------------------------
                                    Unrealized                        Unrealized
                          Carrying    Gains/                Carrying    Gains/       Fair
                           Value     (Losses)   Fair Value   Value     (Losses)     Value
                         ---------- ----------  ---------- ---------- ----------  ----------
                                              (Thousands of Dollars)
ComEd preferred and                             $    1,249
 preference stocks...... $    1,646 $    (397)             $   71,265 $      58   $   71,323
ComEd-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely ComEd's
 subordinated debt
 securities............. $  350,000 $ (21,824)  $  328,176 $  350,000 $ (10,595)  $  339,405
Transitional trust
 notes.................. $2,878,808 $(134,549)  $2,744,259 $3,057,112 $(163,600)  $2,893,512
Long-term debt.......... $4,471,760 $ (58,447)  $4,413,313 $4,810,108 $ (23,136)  $4,786,972

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

  Other Noncurrent Liabilities. The carrying value of accrued spent nuclear fuel disposal fee and related interest represents the settlement value as of June 30, 2000 and December 31, 1999; therefore, the carrying value is equal to the fair value.

  (15) Pension and Postretirement Benefits. As of June 30, 2000, ComEd had a qualified non-contributory defined benefit pension plan which covers all regular employees of ComEd and certain of Unicom's subsidiaries. Benefits under this plan reflect each employee's compensation, years of service and age at retirement. Funding is based upon actuarially determined contributions that take into account the amount deductible for income tax purposes and the minimum contribution required under the Employee Retirement Income Security Act of 1974, as amended. The June 30, 2000 and December 31, 1999 pension liabilities and related data were determined using the January 1, 1999 actuarial valuation. Additionally, ComEd maintains a nonqualified supplemental retirement plan which covers any excess pension benefits that would be payable to management employees under the qualified plan but which are limited by the Internal Revenue Code. In 1998, Indiana Company's qualified defined benefit pension plan was merged into ComEd's pension plan as a result of the sale of Indiana Company's State Line Station and the transfer of its remaining employees to ComEd.

  ComEd and certain of Unicom's subsidiaries provide certain postretirement medical, dental and vision care, and life insurance for retirees and their dependents and for the surviving dependents of eligible employees and retirees. Generally, the employees become eligible for postretirement benefits if they retire no earlier than age 55 with ten years of service. The liability for postretirement benefits is funded through trust funds based upon actuarially determined contributions that take into account the amount deductible for income tax purposes. The health care plans are contributory, funded jointly by the companies and the participating retirees. The June 30, 2000 and December 31, 1999 postretirement benefit liabilities and related data were determined using the January 1, 1999 actuarial valuations.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  Reconciliations of the beginning and ending balances of the projected pension benefit obligation and the accumulated postretirement benefit obligation, and the funded status of these plans for the six months ended June 30, 2000 and twelve months ended December 31, 1999 were as follows:

                              Six Months Ended          Twelve Months Ended
                                June 30, 2000           December  31, 1999
                          -------------------------- --------------------------
                                          Other                      Other
                           Pension    Postretirement  Pension    Postretirement
                           Benefits      Benefits     Benefits      Benefits
                          ----------  -------------- ----------  --------------
                                        (Thousands of Dollars)
Change in benefit
obligation
-----------------
Benefit obligation at
 beginning of period....  $4,094,000    $1,151,000   $4,326,000    $1,236,000
Service cost............      41,000        16,000      120,000        41,000
Interest cost...........     154,000        44,000      285,000        82,000
Plan participants' con-
 tributions.............         --          2,000          --          4,000
Actuarial loss/(gain)...       7,000         1,000     (458,000)     (188,000)
Benefits paid...........    (130,000)      (29,000)    (241,000)      (51,000)
Special termination ben-
 efits..................         --            --        62,000        27,000
                          ----------    ----------   ----------    ----------
 Benefit obligation at
  end of period.........  $4,166,000    $1,185,000   $4,094,000    $1,151,000
                          ----------    ----------   ----------    ----------
Change in plan assets
---------------------
Fair value of plan as-
 sets at beginning of
 period.................  $4,268,000    $  948,000   $4,015,000    $  865,000
Actual return on plan
 assets.................      80,000        11,000      491,000       106,000
Employer contribution...       2,000           --         3,000        24,000
Plan participants' con-
 tributions.............         --          2,000          --          4,000
Benefits paid...........    (130,000)      (29,000)    (241,000)      (51,000)
                          ----------    ----------   ----------    ----------
 Fair value of plan as-
  sets at end of period.  $4,220,000    $  932,000   $4,268,000    $  948,000
                          ----------    ----------   ----------    ----------
Plan assets
 greater/(less) than
 benefit obligation.....  $   54,000    $ (253,000)  $  174,000    $ (203,000)
Unrecognized net actuar-
 ial gain...............    (395,000)     (512,000)    (522,000)     (556,000)
Unrecognized prior serv-
 ice cost/(asset).......     (49,000)       39,000      (51,000)       41,000
Unrecognized transition
 obligation/(asset).....     (74,000)      266,000      (79,000)      276,000
                          ----------    ----------   ----------    ----------
 Accrued liability for
  benefits..............  $ (464,000)   $ (460,000)  $ (478,000)   $ (442,000)
                          ==========    ==========   ==========    ==========

  The assumed discount rate used to determine the benefit obligation as of June 30, 2000 and December 31, 1999 was 7.75%. The fair value of plan assets excludes $26 million and $25 million held in grantor trust as of June 30, 2000 and December 31, 1999, respectively, for the payment of benefits under the supplemental plan and $9 million held in a grantor trust as of June 30, 2000 and December 31, 1999 for the payment of postretirement medical benefits.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of pension and other postretirement benefit costs, portions of which were recorded as components of construction costs, for the three months, six months and twelve months ended June 30, 2000 were as follows:

                          Three Months Ended     Six Months Ended     Twelve Months Ended
                                June 30               June 30               June 30
                          --------------------  --------------------  --------------------
                            2000       1999       2000       1999       2000       1999
                          ---------  ---------  ---------  ---------  ---------  ---------
                                            (Thousands of Dollars)
Pension Benefit Costs
---------------------
Service cost............  $  20,000  $  32,000  $  41,000  $  63,000  $  98,000  $ 116,000
Interest cost on pro-
 jected benefit obliga-
 tion...................     77,000     71,000    154,000    142,000    297,000    276,000
Expected return on plan
 assets.................    (99,000)   (91,000)  (197,000)  (181,000)  (378,000)  (352,000)
Amortization of transi-
 tion asset.............     (2,000)    (3,000)    (5,000)    (6,000)   (12,000)   (12,000)
Amortization of prior
 service asset..........     (1,000)    (1,000)    (2,000)    (2,000)    (4,000)    (4,000)
Recognized loss/(gain)..     (1,000)     1,000     (2,000)     2,000     (1,000)     4,000
Curtailment loss........        --         --         --         --      16,000        --
                          ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost..................  $  (6,000) $   9,000  $ (11,000) $  18,000  $  16,000  $  28,000
                          =========  =========  =========  =========  =========  =========
Other Postretirement
 Benefit Costs
--------------------
Service cost............  $   8,000  $  11,000  $  16,000  $  21,000  $  36,000  $  41,000
Interest cost on accumu-
 lated benefit
 obligation.............     22,000     20,000     44,000     41,000     85,000     82,000
Expected return on plan
 assets.................    (22,000)   (18,000)   (43,000)   (37,000)   (82,000)   (72,000)
Amortization of transi-
 tion obligation........      5,000      5,000     10,000     11,000     21,000     22,000
Amortization of prior
 service cost...........      1,000      1,000      2,000      2,000      4,000      4,000
Recognized gain.........     (5,000)    (3,000)   (11,000)    (6,000)   (19,000)   (11,000)
Severance plan cost.....        --       1,000        --       1,000        --       5,000
Curtailment loss........        --         --         --         --      35,000        --
                          ---------  ---------  ---------  ---------  ---------  ---------
 Net periodic benefit
  cost..................  $   9,000  $  17,000  $  18,000  $  33,000  $  80,000  $  71,000
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

  The pension and other postretirement benefit curtailment losses for the twelve months ended June 30, 2000 represent the recognition of prior service costs and transition obligations, and an increase in the benefit obligations resulting from special termination benefits, related to the reduction in the number of employees due to ComEd's December 1999 sale of the fossil stations.

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

                                                    1 Percentage   1 Percentage
                                                   Point Increase Point Decrease
                                                   -------------- --------------
                                                      (Thousands of Dollars)
Effect on total annual service and interest cost
 components......................................     $ 23,000      $ (18,000)
Effect on postretirement benefit obligation as of
 June 30, 2000...................................      195,000       (155,000)

  In addition, an employee savings and investment plan is available to eligible employees of ComEd and certain of its and Unicom's subsidiaries. Under the plan, each participating employee may contribute up to 20% of such employee's base pay and the participating companies match the first 6% of such contribution equal to 100% of the first 2% of contributed base salary, 70% of the next 3% of contributed base salary and 25% of the next 1% of contributed base salary. The participating companies' contributions were $9 million and $8 million for the three months ended June 30, 2000 and 1999, respectively, $16 million and $15 million for six months ended June 30, 2000 and 1999, respectively, and $33 million and $32 million for the twelve months ended
June 30, 2000 and 1999, respectively.

  (16) Separation Plan Costs. O&M expenses included $11 million and $5 million for the three months ended June 30, 2000 and 1999, respectively, $14 million and $5 million for the six months ended June 30, 2000 and 1999, respectively, and $18 million and $30 million for the twelve months ended June 30, 2000 and 1999, respectively, for costs related to voluntary separation offers to certain employees of ComEd, other than costs related to the fossil plant sale, as well as certain other employee-related costs. Such costs resulted in charges of $7 million (after-tax), or $0.04 per common share (diluted) and $3 million (after-tax), or less than $0.01 per common share (dilutive) for the three months ended June 30, 2000 and 1999, respectively, $8 million (after-tax), or $0.04 per common share (diluted), and $3 million (after-tax), or $0.01 per common share (diluted), for the six months ended June 30, 2000 and 1999, respectively, and $11 million (after-tax), or $0.06 per common share (diluted), and $18 million (after-tax), or $0.08 per common share (diluted), for the twelve months ended June 30, 2000 and 1999, respectively. See Note 4 regarding employee separation costs related to the fossil plant sale.

  (17) Income Taxes. The components of the net deferred income tax liability at June 30, 2000 and December 31, 1999 were as follows:

                                                          June 30,  December 31,
                                                            2000        1999
                                                         ---------- ------------
                                                         (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized deprecia-
  tion, net of removal costs...........................  $2,693,006  $2,815,972
 Overheads capitalized.................................     154,198     159,836
 Deferred gain on sale of fossil stations..............     462,000         --
 Repair allowance......................................     215,847     221,502
 Regulatory assets recoverable through future rates....     696,949     688,946
Deferred income tax assets:
 Postretirement benefits...............................   (378,430)    (376,538)
 Unamortized investment tax credits....................   (157,005)    (161,756)
 Regulatory liabilities to be settled through future
  rates................................................   (584,413)    (596,157)
 Nuclear plant closure.................................     (5,459)      (5,456)
 Other--net............................................   (256,343)    (321,522)
                                                         ----------  ----------
Net deferred income tax liability......................  $2,840,350  $2,424,827
                                                         ==========  ==========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged to continuing operations for the three months, six months and twelve months ended June 30, 2000 and 1999 were as follows:

                          Three Months Ended    Six Months Ended    Twelve Months Ended
                                June 30              June 30              June 30
                          --------------------  ------------------  ---------------------
                            2000       1999       2000      1999       2000        1999
                          ---------  ---------  --------  --------  -----------  --------
                                            (Thousands of Dollars)
Operating income:
 Current income taxes...  $ 105,392  $ 103,501  $180,171  $212,379  $ 1,730,075  $379,078
 Deferred income taxes..    (46,499)   (43,154)  (87,869)  (88,768)  (1,402,184)  (18,813)
 Investment tax credits
  deferred--net.........     (5,500)    (7,021)  (10,999)  (14,042)     (22,785)  (27,723)
Other (income) and
 deductions:
 Current income taxes...     16,376       (899)   11,422     1,769       10,274     9,147
 Deferred income taxes..        852      5,243    14,484     6,080       32,324    17,993
 Investment tax credits.     (2,153)    (2,153)   (4,305)   (3,981)     (52,064)   (8,616)
                          ---------  ---------  --------  --------  -----------  --------
Net income taxes charged
 to continuing opera-
 tions..................  $  68,468  $  55,517  $102,904  $113,437  $   295,640  $351,066
                          =========  =========  ========  ========  ===========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 2000 and 1999:

                          Three Months Ended    Six Months Ended    Twelve Months Ended
                                June 30              June 30              June 30
                          --------------------  ------------------  --------------------
                            2000       1999       2000      1999       2000       1999
                          ---------  ---------  --------  --------  ----------  --------
                                           (Thousands of Dollars)
Net income before
 extraordinary items....  $ 147,564  $ 119,462  $342,645  $216,611  $  723,280  $592,622
Net income taxes charged
 to continuing
 operations.............     68,468     55,517   102,904   113,437     295,640   351,066
Provision for dividends
 on ComEd preferred and
 preference stocks......      1,017      3,043     2,239    18,340       7,655    46,215
                          ---------  ---------  --------  --------  ----------  --------
Pre-tax income before
 extraordinary items and
 provision for
 dividends..............  $ 217,049  $ 178,022  $447,788  $348,388  $1,026,575  $989,903
                          =========  =========  ========  ========  ==========  ========
Effective income tax
 rate...................       31.5%      31.2%     23.0%     32.6%       28.8%     35.5%
                          =========  =========  ========  ========  ==========  ========

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 2000 and 1999 were as follows:

                          Three Months Ended   Six Months Ended    Twelve Months Ended
                               June 30              June 30              June 30
                          -------------------- ------------------  --------------------
                            2000       1999      2000      1999      2000       1999
                          ---------  --------- --------  --------  ---------  ---------
                                           (Thousands of Dollars)
Federal income taxes
 computed at statutory
 rate...................  $  75,967  $ 62,308  $156,726  $121,936  $ 359,301  $ 346,466
Amortization of
 investment tax credits,
 net of deferred income
 taxes..................     (5,234)   (5,907)  (10,468)  (11,618)   (47,063)   (23,395)
State income taxes, net
 of federal income
 taxes..................      9,570     7,527    13,660    15,436     44,105     43,641
Net gain on forward
 share repurchase
 contract...............        --     (6,891)  (39,575)  (11,696)   (12,489)   (11,696)
Earnings on non-tax
 qualified
 decommissioning fund...     (1,538)   (2,768)   (1,133)   (2,768)    (7,280)    (2,768)
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....    (10,297)    1,248   (16,306)    2,147    (40,934)    (1,182)
                          ---------  --------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing
 operations.............  $  68,468  $ 55,517  $102,904  $113,437  $ 295,640  $ 351,066
                          =========  ========  ========  ========  =========  =========

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 2000 and 1999 were as follows:

                         Three Months Ended  Six Months Ended   Twelve Months Ended
                               June 30            June 30             June 30
                         ------------------- ------------------ --------------------
                           2000      1999      2000      1999     2000       1999
                         --------- --------- --------  -------- ---------  ---------
                                          (Thousands of Dollars)
Illinois public utility
 revenue................ $     --  $     402 $ (3,685) $  1,897 $  (4,601) $  26,449
Illinois electricity
 distribution tax.......    21,115    26,336   46,719    54,672   106,287    113,069
Municipal utility gross
 receipts...............    21,801    25,829   49,250    50,587    98,364    121,981
Real estate.............    40,463    29,839   76,529    63,233   128,505    124,172
Municipal compensation..    18,648    18,329   40,921    36,801    77,469     70,426
Energy assistance and
 renewable energy
 charge.................     8,651     8,776   17,451    17,445    34,428     33,909
Other--net..............    18,681    20,624   40,562    37,860    73,252     79,835
                         --------- --------- --------  -------- ---------  ---------
                         $ 129,359 $ 130,135 $267,747  $262,495 $ 513,704  $ 569,841
                         ========= ========= ========  ======== =========  =========

  See Note 21 for additional information regarding Illinois invested capital taxes.

  (19) Lease Obligations of Subsidiary Companies. On July 31, 2000, ComEd terminated its nuclear fuel lease arrangement. ComEd's termination payment to the lessor amounted to approximately $240 million and covered the value of the unused leased nuclear fuel in ComEd's reactors plus the lessor's related financing costs. ComEd's estimate of $235 million for its termination obligation under the nuclear fuel lease arrangement at June 30, 2000 was included in current liabilities on the Consolidated Balance Sheets.

  Future minimum rental payments at June 30, 2000 for operating leases of equipment and real property are estimated to aggregate to $284 million, including $14 million in 2000, $28 million in 2001, $26 million in 2002, $25 million in 2003, $24 million in 2004 and $167 million in 2005-2043.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  (20) Joint Plant Ownership. ComEd has a 75% undivided ownership interest in the Quad Cities nuclear generating station. Further, ComEd is responsible for 75% of all costs which are charged to appropriate investment and O&M accounts, and provides its own financing. ComEd's net plant investment, including construction work in progress, in Quad Cities Station on the Consolidated Balance Sheets was $33 million at June 30, 2000.

  (21) Commitments and Contingent Liabilities. Purchase commitments, principally related to construction, nuclear fuel, and coal in support of certain power purchase agreements approximated $808 million at June 30, 2000, comprised of $787 million for ComEd, $7 million for UT Holdings, $3 million for Unicom Energy Services and $11 million for Unicom Power Holdings. In addition, ComEd has substantial commitments for expected capacity payments and fixed charges related to power purchase agreements. Upon completion of the fossil plant sale with EME, ComEd entered into arrangements to assign or settle a substantial portion of its coal purchase commitments and entered into purchase power agreements with EME. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program," for additional information regarding ComEd's purchase commitments.

  ComEd is a member of NEIL which provides insurance coverage against property damage and associated replacement power costs occurring at members' nuclear generating facilities. All companies insured with NEIL are subject to retrospective premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds such that ComEd would not be liable for any single incident. However, ComEd could be subject to assessments in any policy year for each of three types of coverage provided. The maximum assessments are approximately $32 million for primary property damage, $20 million for excess property damage and $7 million for replacement power.

  The NRC's indemnity for public liability coverage under the Price-Anderson Act is supported by a mandatory industry-wide program under which owners of nuclear generating facilities could be assessed in the event of nuclear incidents. Based on the number of nuclear reactors with operating licenses, ComEd would currently be subject to a maximum assessment of $969 million in the event of an incident, limited to a maximum of $110 million in any calendar year.

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

  In August 1999, three class action lawsuits were filed against ComEd related to a series of service interruptions during the summer of 1999. The combined effect of these events resulted in over 100,000 customers losing service. On August 12, 1999, service was interrupted to ComEd customers on the near north and near west side of the City's central business district. While major commercial customers were affected, all service was restored on the same date. The class action complaints have been consolidated and seek to recover damages for personal injuries and property damage, as well as economic loss for these events. Further, ComEd initiated expedited claim settlements for those with primarily food spoilage claims. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. The lawsuits are pending in the Circuit Court of Cook County. ComEd filed a motion challenging the legal sufficiency of the consolidated complaints. On July 31, 2000, the judge dismissed two of the counts with prejudice and dismissed four of the counts with leave to replead. The plaintiffs have 28 days to replead, and then ComEd will have 28 days to respond. A status hearing is scheduled for October 10, 2000. ComEd's management believes adequate reserves have been established in connection with these cases.

  Following the summer 1999 service interruptions, the ICC opened a three-phase investigation of the design and reliability of ComEd's transmission and distribution system. At the conclusion of each phase of the investigation, the ICC will issue reports that will include specific recommendations for ComEd and a timetable for executing the recommendations. Although the recommendations are not legally binding on ComEd, the ICC may enforce the recommendations through litigation. The report on Phase I of the investigation was released the week of January 3, 2000, which focused on the outages of July and August 1999. The first and second of five reports on Phase II and Phase III, focusing on the transmission and distribution system, were released during the weeks of June 5 and June 17, respectively. The third report is anticipated later this summer. The investigation is expected to conclude by early 2001. Since summer 1999, the Company has devoted significant resources to improving the reliability of its transmission and distribution system. As a result of the application of these resources and discussions with the ICC, the Company believes that the likelihood of a successful material claim by the ICC resulting from this investigation is remote. The investigation is expected to conclude by early 2001.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

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

  ComEd generally did not operate MGPs as a corporate entity but did, however, acquire MGP sites as part of the absorption of smaller utilities. Approximately half of these sites were transferred to then Northern Illinois Gas Company (Nicor Gas) as part of a general conveyance in 1954. ComEd also acquired former MGP sites as vacant real estate on which ComEd facilities have been constructed. To date, ComEd has identified 44 former MGP sites for which it may be liable for remediation. In the fourth quarter of 1999, ComEd re-evaluated its environmental remediation strategies. As a result of this re-evaluation, ComEd's estimate of its cost of former MGP site investigation and remediation was increased by $68 million in the fourth quarter of 1999. ComEd's current best estimate of its costs of former MGP site investigation and remediation is $91 million (2000) dollars (reflecting an estimated inflation rate of 3.0% and a discount rate of 6.5%). Such estimate, reflecting an estimated inflation rate of 3% and before the effects of discounting, is $179 million and is included in other liabilities on the Consolidated Balance Sheets as of June 30, 2000. It is expected that the costs associated with investigation and remediation of former MGP sites will be substantially incurred through 2012, however monitoring and certain other costs are expected to be incurred through 2042. The increase in ComEd's estimated costs of former MGP sites of $68 million in the fourth quarter of 1999 was included in O & M expenses on Unicom and ComEd's Statements of Consolidated Operations. In addition, as of June 30, 2000 and December 31, 1999, a reserve of $7 million and $8 million, respectively, has been included in other noncurrent liabilities on the Consolidated Balance Sheets, representing ComEd's estimate of the liability associated with cleanup costs of sites other than former MGP sites. These cost estimates are based on currently available information regarding the responsible parties likely to share in the costs of responding to site contamination, the extent of contamination at sites for which the investigation has not yet been completed and the cleanup levels to which sites are expected to have to be remediated. While ComEd may have rights of reimbursement under insurance policies, amounts that may be recoverable from other entities are not considered in establishing the estimated liability for the environmental remediation costs.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

  The IDR has issued Notices of Tax Liability to ComEd alleging deficiencies in Illinois invested capital tax payments for the years 1988 through 1997. The alleged deficiencies, including interest and penalties, totaled approximately $53 million as of June 30, 2000. ComEd has protested the notices, and the matter is currently pending before the IDR's Office of Administrative Hearings. Interest will continue to accumulate on the alleged tax deficiencies.

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

  Unicom's unregulated business operations, including energy services and development of new business ventures, are not subject to utility regulation by federal or state agencies. As a result of the December 1999 fossil plant sale, as described in Note 4, the assets of unregulated businesses exceeded 10% of Unicom's total assets and, as such, constitute a reportable segment. The assets of the unregulated businesses include approximately $1.6 billion of investments in leases at June 30, 2000 as discussed in Note 1.

                  UNICOM CORPORATION AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--Concluded

  The accounting policies of the segments are the same as those described in
Note 1. Unicom's financial data for business segments are as follows:

                         Three Months Ended June      Six Months Ended         Twelve Months Ended
                                   30                      June 30                   June 30
                         ------------------------  ------------------------  ------------------------
                            2000         1999         2000         1999         2000         1999
                         -----------  -----------  -----------  -----------  -----------  -----------
                                                 (Thousands of Dollars)
Operating Revenue:
 Electric Utility....... $ 1,684,271  $ 1,677,946  $ 3,234,139  $ 3,206,430  $ 6,785,166  $ 6,851,262
 Unregulated Businesses.     123,325        7,768      231,243       17,088      304,645       31,623
 Intersegment Revenue...      24,163       10,509       35,139       10,825       50,989       15,287
 Elimination............     (24,163)     (10,509)     (35,139)     (10,825)     (50,989)     (15,287)
                         -----------  -----------  -----------  -----------  -----------  -----------
Consolidated Unicom..... $ 1,807,596  $ 1,685,714  $ 3,465,382  $ 3,223,518  $ 7,089,811  $ 6,882,885
                         ===========  ===========  ===========  ===========  ===========  ===========
Depreciation,
 Amortization and
 Decommissioning:
 Electric Utility....... $   223,695  $   265,334  $   595,711  $   495,103  $   936,753  $   953,940
 Unregulated Businesses.       3,253        1,613        5,934        3,176        9,862        6,143
                         -----------  -----------  -----------  -----------  -----------  -----------
Consolidated Unicom..... $   226,948  $   266,947  $   601,645  $   498,279  $   946,615  $   960,083
                         ===========  ===========  ===========  ===========  ===========  ===========
Interest and Dividend
 Income:
 Electric Utility....... $    54,689  $    13,222  $   122,226  $    30,869  $   151,488  $    43,982
 Unregulated Businesses.      36,350          529       79,262        1,819       86,787        4,733
 Elimination............     (60,428)        (302)    (114,754)        (593)    (124,701)      (1,153)
                         -----------  -----------  -----------  -----------  -----------  -----------
Consolidated Unicom..... $    30,611  $    13,449  $    86,734  $    32,095  $   113,574  $    47,562
                         ===========  ===========  ===========  ===========  ===========  ===========
Interest Expense--Net:
 Electric Utility....... $   126,435  $   135,368  $   256,495  $   277,879  $   523,968  $   501,688
 Unregulated Businesses.      69,051        4,655      128,651        8,945      148,564       17,168
 Elimination............     (60,428)        (302)    (114,754)        (593)    (124,701)      (1,153)
                         -----------  -----------  -----------  -----------  -----------  -----------
Consolidated Unicom..... $   135,058  $   139,721  $   270,392  $   286,231  $   547,831  $   517,703
                         ===========  ===========  ===========  ===========  ===========  ===========
Income Tax
 Expense/(Benefit):
 Electric Utility....... $    94,933  $    67,297  $   145,932  $   137,876  $   360,278  $   407,530
 Unregulated Businesses.     (21,011)      (5,117)     (32,212)     (11,016)     (41,300)     (29,438)
                         -----------  -----------  -----------  -----------  -----------  -----------
Consolidated Unicom..... $    73,922  $    62,180  $   113,720  $   126,860  $   318,978  $   378,092
                         ===========  ===========  ===========  ===========  ===========  ===========
Net Income/(Loss):
 Electric Utility....... $   176,903  $   129,985  $   383,229  $   224,386  $   781,512  $   642,306
 Unregulated Businesses.     (30,762)     (10,593)     (44,751)     (35,351)     (62,403)     (77,260)
                         -----------  -----------  -----------  -----------  -----------  -----------
Consolidated Unicom..... $   146,141  $   119,392  $   338,478  $   189,035  $   719,109  $   565,046
                         ===========  ===========  ===========  ===========  ===========  ===========
Capital Expenditures:
 Electric Utility....... $   313,707  $   245,292  $   574,326  $   473,708  $ 1,184,016  $   956,817
 Unregulated Businesses.     (48,858)       4,326       20,401        6,985       46,183       17,735
                         -----------  -----------  -----------  -----------  -----------  -----------
Consolidated Unicom..... $   264,849  $   249,618  $   594,727  $   480,693  $ 1,230,199  $   974,552
                         ===========  ===========  ===========  ===========  ===========  ===========
Total Assets:
 Electric Utility....... $20,943,131  $23,729,265  $20,943,131  $23,729,265  $20,943,131  $23,729,265
 Unregulated Businesses.   3,432,807    1,068,598    3,432,807    1,068,598    3,432,807    1,068,598
 Elimination............  (3,240,388)    (801,164)  (3,240,388)    (801,164)  (3,240,388)    (801,164)
                         -----------  -----------  -----------  -----------  -----------  -----------
Consolidated Unicom..... $21,135,550  $23,996,699  $21,135,550  $23,996,699  $21,135,550  $23,996,699
                         ===========  ===========  ===========  ===========  ===========  ===========

  (23) Subsequent Event. On August 7, 2000, Unicom borrowed $1.05 billion under a credit agreement with several banks. Unicom expects to use $1.05 billion of lease prepayments, scheduled to be received in the fourth quarter of 2000, to repay the amounts borrowed pursuant to the credit agreement. See
Note 1, under "Investment in Leases", for additional information.

  Proceeds from the credit agreement were used to fund the August 7, 2000 termination payment for Unicom Enterprises' $400 million credit facility of which $341 million was used as of August 7, 2000. The remaining proceeds from the credit agreement will be used to fund share repurchases and other business opportunities.

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

  As of June 1, 2000, more than 62,000 non-residential customers are eligible to choose a new electric supplier or elect the purchase power option. As of June 30, 2000, over 7,000 non-residential customers, representing approximately 16 percent of ComEd's retail kilowatthour sales for the twelve months prior to the introduction of open access, elected to receive their electric energy from a RES or chose the purchase power option. The impact of customer choice on results of operations will depend on various factors, including the extent to which customers elect to receive energy from a RES or the purchased power option, the development of a competitive market, the market price for energy, the extent to which ComEd develops new sources of revenue and the results of cost control efforts. Because of the inherent uncertainty in these factors, ComEd is unable to predict the long term impact of customer choice on results of operations. However, ComEd does not expect customer choice to have a material effect in the near term as a result of the collection of CTCs as provided by the 1997 Act.

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

  Notwithstanding the rate reductions and subject to certain earnings tests, a rate freeze will generally be in effect until at least January 1, 2005. During this period, utilities may reorganize, sell or assign assets, retire or remove plants from service, and accelerate depreciation or amortization of assets with limited ICC regulatory review. A utility may request a rate increase during the rate freeze period only when necessary to ensure the utility's financial viability. Under the earnings provision of the 1997 Act, if the earned return on common equity of a utility during this period exceeds an established threshold, one-half of the excess earnings must be refunded to customers. The threshold rate of return on common equity is based on the 30-Year Treasury Bond rate, plus 5.5% in the years 1998 and 1999, and plus 8.5% in the years 2000 through 2004. The utility's earned return on common equity and the threshold return on common equity are each calculated on a two-year average basis. The earnings sharing provision is applicable only to ComEd's earnings. In accordance with the provisions of the 1997 Act, increased amortization of regulatory assets may be recorded, thereby reducing the earned return on common equity, if earnings otherwise would have exceeded the maximum allowable rate of return. The potential for earnings sharing or increased amortization of regulatory assets could limit earnings in future periods. ComEd's returns on average common equity for the years 1999 and 1998 were 11.56% and 10.86%, respectively. The average return of 11.21% for the two year period ended December 31, 1999 equaled the threshold return for that period under the earnings provisions of the 1997 Act. ComEd does not currently expect to trigger the earnings sharing provisions of the 1997 Act in the years 2000 through 2004.

  The 1997 Act also allows a portion of ComEd's future revenues to be segregated and used to support the issuance of securities by ComEd or a SPE. The proceeds, net of transaction costs, from such security issuances must be used to refinance outstanding debt or equity or for certain other limited purposes. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. See "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS-- Capital Resources" below, and Notes 3 and 6 of Notes to Financial Statements, for additional information regarding the redemptions and repurchases of debt and equity.

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

  Merger Agreement. In September 1999, the Boards of Directors of Unicom and PECO approved a merger of equals that will create a new holding company, Exelon. The merger was approved on June 27 and 28, 2000 by PECO and Unicom's shareholders, respectively. The merger was approved unanimously on April 12, 2000, without conditions, by the FERC. In Pennsylvania, the Public Utility Commission has approved a settlement reached with virtually all intervenors, and the regulatory process in Illinois has been completed. Aspects of the merger still must be approved by the SEC and the NRC. The merger is currently expected to be completed in the fall of 2000.

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

  Consistent with Unicom's $1 billion share repurchase commitment in the pending merger agreement with PECO, Unicom has entered into repurchase agreements with financial institutions to repurchase shares of its common stock from the open market. During the first six months of 2000, Unicom expended $584 million to repurchase 15 million of its common shares pursuant to these agreements of which approximately $153 million was funded with proceeds from the 1998 issuance of transitional trust notes. The remaining share repurchases will be funded from available funds, including funds ultimately resulting from the fossil plant sale. These share repurchases are in addition to 26.3 million shares of Unicom common stock that Unicom repurchased in January 2000 upon settlement of certain forward purchase contracts. See Notes 6 and 23 of Notes to Financial Statements for additional information.

  ComEd and PECO are undertaking steps to transfer their generating assets and wholesale power marketing operations to subsidiaries following the consummation of the merger. Subsequent to those transfers, these subsidiaries will be transferred to Exelon and ultimately will be combined into a single power generation and marketing company, which will be a direct subsidiary of Exelon. In ComEd's case, the transfer will include its Braidwood, Byron, Dresden, LaSalle and Quad Cities nuclear generating stations representing an aggregate generating capability of 9,566 megawatts, its Zion station, its rights and obligations under various power purchase agreements, the assets constituting its nuclear decommissioning trusts and its wholesale power marketing business. Genco will assume responsibility for the decommissioning of the nuclear generating stations, including Zion Station and Dresden Unit 1, subject to an obligation of ComEd to continue collecting decommissioning-related charges from its customers. Genco will enter into a power purchase agreement with ComEd in which Genco will undertake to supply ComEd's full requirements for electric energy through 2004 and all of ComEd's requirements up to the available capacity of the nuclear generating stations in 2005 and 2006. On August 3, the NRC approved the request of ComEd and PECO to transfer licenses for both companies' nuclear plants from ComEd and PECO to Exelon Generating Company to be formed in connection with the proposed merger. Other aspects of the transfer of the nuclear assets, including the decommissioning trust funds, are subject to satisfactory resolution of significant regulatory and tax issues.

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

  Just prior to the consummation of the fossil plant sale, ComEd transferred these assets to an affiliate, Unicom Investment. In consideration for the transferred assets, Unicom Investment paid ComEd consideration totalling approximately $4.8 billion in the form of a demand note in the amount of approximately $2.4 billion and an interest-bearing Note with a maturity of twelve years. Unicom Investment immediately sold the fossil plant assets to EME, in consideration of which Unicom Investment received approximately $4.8 billion in cash from EME. Immediately after its receipt of the cash payment from EME, Unicom Investment paid the $2.4 billion aggregate principal due to ComEd under the demand note. Unicom Investment will use the remainder of the cash received from EME to fund other business opportunities, including share repurchases. Of the cash received by ComEd, $1.5 billion has been used to pay the costs and taxes associated with the fossil plant sale including ComEd's contribution of $250 million to an environmental trust as required by the 1997 Act. The remainder of the demand note proceeds will be available to ComEd to fund, among other things, transmission and distribution projects, nuclear generation station projects, and environmental and other initiatives. See Note 1 of Notes to Financial Statements, under "Investment in Leases," for additional information.

  The sale produced an after-tax gain of approximately $1.6 billion, after recognizing commitments associated with certain coal contracts ($350 million), recognizing employee-related costs ($112 million) and contributing to the environmental trust. The coal contract costs include the amortization of the remaining balance of ComEd's regulatory asset for unrecovered coal reserves of $178 million and the recognition of $172 million of settlement payments related to the above-market portion of coal purchase commitments ComEd assigned to EME at market value upon completion of the fossil plant sale. The severance costs included pension and post-retirement welfare benefit curtailment and special termination benefit costs of $51 million and transition, separation and retention payments of $61 million. A total of 1,730 fossil station employee positions were eliminated upon completion of the fossil plant sale on December 15, 1999. The employees whose positions were eliminated have been terminated. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statement of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million.

  As part of the sale transaction, ComEd entered into transitional, limited term power purchase agreements with the buyer. Such purchase power agreements will increase ComEd's purchased power costs.

Liquidity and Capital Resources

                              UTILITY OPERATIONS

  Construction Program. ComEd's construction program for the year 2000 principally covers improvements to its nuclear production, transmission and distribution facilities. The amount shown below for transmission and distribution expenditures reflects a current reevaluation of the level of expenditures required this year to support ComEd's ongoing intensive efforts to improve the reliability of its transmission and distribution systems for this summer and beyond. A significant portion of the transmission and distribution expenditures reflects management decisions to adopt new design criteria that will improve reliability and reduce the number and duration of power outages, and to accelerate the pace of certain projects that had been scheduled for completion after 2000. Current estimates of construction expenditures (excluding nuclear fuel expenditures of approximately $260 million) are as follows:

                                                             2000
                                                            ------
                                                                (Millions
                                                               of Dollars)
   Nuclear................................................. $  210
   Transmission and Distribution...........................    735
   General.................................................    162
                                                            ------
                                                            $1,107
                                                            ======

  The construction expenditures in the above table reflect an increase of approximately $75 million from previously reported levels. The increased transmission and distribution expenditures will be used to fund infrastructure improvement projects, including the expansion of substation and line capacity in Chicago and suburban locations, upgrading transmission lines and the installation of monitoring equipment that is designed to identify distribution problems faster and restore power to customers more quickly. ComEd has experienced improved reliability of its distribution system during the past twelve months as measured by a reduction in the number and duration of power outages.

  ComEd is currently evaluating its construction expenditures for the years 2001 and 2002 and expects expenditures for transmission and distribution construction to trend gradually downward from the revised 2000 levels, but to remain above the lower historic expenditure levels in order to attain further improvements in overall system reliability.

  Purchase commitments for ComEd, principally related to construction, nuclear fuel and coal in support of certain power purchase agreements approximated $787 million at June 30, 2000. In addition, ComEd's estimated commitments for expected capacity payments and fixed charges related to power purchase agreements were as follows:

                                               Commitments(1)
           Period                               ($Millions)
           ------                              --------------
           2000...............................     $  662
           2001...............................        700
           2002...............................        585
           2003-2004..........................        927
           2005-2012..........................        898
                                                   ------
                                                   $3,772
                                                   ======

     --------
     (1) Capacity payments may be adjusted based on certain conditions. No estimate of future cost escalation has been made.

  See "Changes in the Electric Utility Industry," subcaptions "The 1997 Act" and "Fossil Plant Sale" above, for additional information.

  Capital Resources. In December 1998, ComEd initiated the issuance of $3.4 billion of transitional trust notes through its SPEs, ComEd Funding and ComEd Funding Trust. The proceeds from the transitional trust notes, net of transaction costs, were, as required, used to redeem $1,101 million of long-term debt and $607 million of preference stock in 1999 and reduce by $500 million ComEd's outstanding short-term debt. During the year 1999, ComEd recorded an extraordinary loss related to the early redemptions of such long-term debt, which reduced net income on common stock by approximately $28 million (after-tax), or $0.13 per common share (diluted). ComEd also recorded $12 million (after-tax), or $0.05 per common share (diluted), for premiums paid in connection with the redemption of such preference stock. The preference stock premiums were included in the provision for dividends for preference stocks of ComEd on the Statements of Consolidated Operations. Unicom has also repurchased shares of its common stock using $1,104 million of proceeds it received from ComEd's repurchase of its common stock held by Unicom. The balance of proceeds were used for the payment of fees and other debt issuance costs totaling $23 million and a $17 million collateral requirement related to the transitional trust notes.

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

  Consistent with Unicom's $1 billion share repurchase commitment in the pending merger agreement with PECO, Unicom has entered into repurchase agreements with financial institutions to repurchase shares of its common stock from the open-market. During the first six months of 2000, Unicom expended $584 million to repurchase 15 million of its common shares pursuant to these agreements of which approximately $153 million was funded with proceeds from the 1998 issuance of transitional trust notes.

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

  The type and amount of external financing will depend on financial market conditions and the needs and capital structure of ComEd at the time of such financing. ComEd had total unused bank lines of credit of $800 million at June 30, 2000, which may be borrowed at various interest rates. Of that amount, $500 million expires on December 15, 2000 and $300 million expires on December 17, 2002. The interest rate is set at the time of a borrowing and is based on several floating rate bank indices plus a spread, which is dependent upon the credit ratings of ComEd's outstanding first mortgage bonds or on a prime interest rate. See Note 12 of Notes to Financial Statements for additional information concerning lines of credit. See the Statements of Consolidated Cash Flows for the construction expenditures and cash flow from operating activities for the three months, six months and twelve months ended June 30, 2000 and 1999.

  As of August 11, 2000, ComEd has an effective "shelf" registration statement with the SEC for the future sale of up to an additional $280 million of debt securities and cumulative preference stock for general corporate purposes of ComEd, including the discharge or refund of other outstanding securities.

  ComEd's securities and other securities guaranteed by ComEd are currently rated by three principal securities rating agencies as follows:

                                                                  Standard
                                                          Moody's & Poor's Fitch
                                                          ------- -------- -----
First mortgage and secured pollution control bonds......   Baa1     BBB+   A-
Publicly-held debentures and unsecured pollution control
 obligations............................................   Baa2     BBB    BBB+
Convertible preferred stock.............................   baa3     BBB-   BBB
Preference stock........................................   Baa2     BBB-   BBB
Trust Securities........................................   baa3     BBB-   BBB
Commercial paper........................................   P-2      A-2    F-2

  ComEd Funding Trust's securities are currently rated by three principal securities rating agencies as follows:

                                                                  Standard
                                                          Moody's & Poor's Fitch
                                                          ------- -------- -----
      Transitional trust notes...........................   Aaa     AAA     AAA

  All three agencies raised their ratings for ComEd in 1999: Fitch (formerly Duff & Phelps) in December, Moody's in September; and S&P in June.

  Capital Structure. ComEd's ratio of long-term debt to total capitalization has increased to 58.5% at June 30, 2000 from 55.2% at December 31, 1999, primarily due to the repurchase of common stock in the first six months of 2000. As of June 30, 2000 and December 31, 1999, $1,087 million and $852 million, respectively, of retained earnings had been appropriated for ComEd's future dividend payments.

  New Customer Information and Billing system. In July 1998, ComEd began a transition to a new customer information and billing system. The new system was implemented to achieve a number of strategic objectives as the electric industry enters into a more competitive environment. Following the July 1998 initial implementation, ComEd experienced delays in issuing bills on a timely basis to a portion of its commercial and industrial customers. ComEd also temporarily suspended credit activities from late in the third quarter of 1998 until the end of the first quarter of 1999 as a result of system implementation issues. The system stabilized gradually throughout 1999 such that by the fourth quarter of 1999 substantially all customers were being billed on a current basis. Operating results for twelve months ended June 30, 1999 were adversely affected by increased labor and overtime costs incurred to address the billing issues, and by increased charges for uncollectible accounts of approximately $35 million resulting from the billing and collection delays and the temporary suspension of credit activities. Cash flows from operations were adversely affected in the twelve months ended June 30, 1999 and positively affected in the twelve months ended June 30, 2000 as a result of the billing delays experienced due to implementation. Receivables from customers as of June 30, 2000 and December 31, 1999 include $67 million and $103 million, respectively, for estimated unbilled revenues for service that has been provided to customers but for which bill issuance was delayed beyond the normal date of issuance. See "Results of Operations," subcaption "Operation and Maintenance Expenses" below, and Note 1 of Notes to Financial Statements, under "Customer Receivables and Revenues" and "Use of Estimates," for additional information.

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

  Market Price Exposure. ComEd's energy purchases from other suppliers have increased as a result of reductions in owned generating capability and system load growth. The market price of energy is subject to price volatility associated with changes in supply and demand in the electric supply markets. In the normal course of business, ComEd utilizes contracts for the forward sale and purchase of energy to assure system reliability and manage effectively the utilization of its available generating capability. ComEd also utilizes put and call option contracts and energy swap arrangements to limit the market price risk associated with the forward commodity contracts. The estimated June 30, 2000 fair value of the forward contracts, including options, for the purchase and sale of energy for the years 2000 through 2007, was approximately $(90) million. The estimated fair value is based on the estimated net settlement value of the contracts derived from forward price curves and market quotes, discounted at a 10% rate. A 10% increase in the forward price of electricity would decrease the June 30, 2000 fair value of the forward energy contracts for the years 2000-2007 by approximately $110 million, of which approximately $60 million is for contracts for the period 2000-2002. Likewise, a 10% decrease would increase the fair value of the energy contracts by $130 million. Notwithstanding these price risk management activities, an unexpected loss of generating capability or reduction in demand could increase ComEd's exposure to market price risks and could have a material adverse effect on operating results.

  Unicom Energy Inc., has entered into gas sales contracts which are hedged with gas supply contracts at lower prices. Unicom Energy Inc.'s margin per therm of gas delivered is not significantly affected by the market price of gas. Unicom Energy Inc. has also entered into electricity contracts for which the mark-to-market at June 30, 2000 is not material.

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

  Unicom Energy Inc., a subsidiary of Unicom Energy Services, is currently engaged in providing retail gas services to commercial and industrial customers in the Midwest region. Unicom Energy Inc. also provides retail electric services as a RES.

  Unicom Mechanical Services Inc., a subsidiary of Unicom Enterprises, engages in the design, installation and servicing of heating, ventilation and air conditioning facilities for commercial and industrial customers through various subsidiaries.

  Construction Program and Purchase Commitments. Unicom Enterprises estimate of construction expenditures for its unregulated operations is $180 million for the year 2000, excluding expenditures for acquisitions contemplated by subsidiaries of Unicom Enterprises.

  Unicom Enterprises' construction expenditures include $85 million for the expansion of UT Holdings' Chicago district cooling facilities and the related distribution piping and plants in other cities.

  Unicom Power Holdings purchased approximately 440 MW of combustion turbine generators and auxiliary equipment. Unicom Power Holdings currently expects to sell the purchased equipment. Unicom Power Holdings anticipates that the total expenditures for the equipment will be $165 million. The book value of the equipment approximates fair value.

  Unicom Enterprises purchase commitments, principally related to equipment purchases and the expansion of UT Holdings' district cooling facilities and the related distribution piping in Chicago and other cities, approximated $21 million at June 30, 2000.

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

  The fossil plant sale proceeds received by Unicom Investment, after the payment of the demand note to ComEd, will be used to fund share repurchases and to invest in new business opportunities. See "Changes in the Electric Utility Industry" subcaption "Fossil Plant Sale" above, and Notes 1 and 23 of Notes to Financial Statements for additional information.

  Unicom Enterprises had a $400 million credit facility of which $74 million was unused as of June 30, 2000. The credit facility was terminated on August 7, 2000 by Unicom Enterprises. The credit facility was used by Unicom Enterprises to finance investments in unregulated businesses and projects, including UT Holdings and Unicom Energy Services, and for general corporate purposes. The credit facility was guaranteed by Unicom and included certain covenants with respect to Unicom and Unicom Enterprises' operations. Unicom Enterprises is obligated to pay commitment fees with respect to the unused portion of such lines of credit. See Note 23 of Notes to Financial Statements for additional information.

  Unicom Thermal redeemed the $115.8 million outstanding balance of the 7.38% unsecured guaranteed senior Note on July 12, 2000. Unicom Thermal recorded an extraordinary loss related to the early redemption premiums paid and the write-off of unamortized debt expenses, which will reduce Unicom's net income on common stock by approximately $3.5 million (after-tax) in the third quarter of 2000. The Note was guaranteed by Unicom and included certain covenants with respect to Unicom and Unicom Thermal's operations.

  In May 2000, Northwind Chicago issued $28 million of 9.09% guaranteed senior Notes due January 31, 2020, the proceeds of which will be used primarily to finance certain project construction costs. The Notes are guaranteed by Unicom and include certain covenants with respect to Unicom and Northwind Chicago's operations.

  In June 1999, Northwind Midway issued $12 million of 7.68% guaranteed senior Notes due June 2023, the proceeds of which will be used primarily to finance certain project construction costs. The Notes are guaranteed by Unicom and include certain covenants with respect to Unicom and Northwind Midway's operations.

  On December 17, 1999, Fitch (formerly Duff & Phelps) raised its rating on Unicom's senior debt obligation to BBB. S&P's current corporate credit rating for Unicom is BBB. On September 23, 1999, in response to the announced Unicom and PECO merger agreement, S&P placed Unicom on credit watch with positive implications, and Moody's confirmed the first-time issuer rating of Baa3 it had assigned to Unicom on September 15, 1999.

  Capital Structure. Unicom's ratio of long-term debt to total capitalization has increased to 61.1% at June 30, 2000 from 55.6% at December 31, 1999, primarily due to the repurchase of common stock in the first six months of 2000. As of June 30, 2000 and December 31, 1999, $913 million and $716 million, respectively, of retained earnings had been appropriated for Unicom's future dividend payments.

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

Results of Operations

  Unicom's basic and diluted earnings per common share for three months and twelve months ended June 30, 2000 and 1999 were as follows:

                         Three  Months Ended Six Months Ended  Twelve  Months Ended
                               June 30            June 30             June 30
                         ------------------- ----------------- ---------------------
                           2000      1999      2000     1999      2000       1999
                         --------- --------- -------- -------- ---------- ----------
Basic Earnings per Com-
 mon Share.............. $    0.83 $    0.55 $   1.84 $   0.87 $     3.58 $     2.60
                         ========= ========= ======== ======== ========== ==========
Diluted Earnings per
 Common Share........... $    0.82 $    0.55 $   1.83 $   0.87 $     3.57 $     2.59
                         ========= ========= ======== ======== ========== ==========

  Substantially all of the results of operations for Unicom are the results of operations for ComEd. As such, the following section generally discusses, in more detail, the effect of ComEd's operations on Unicom's financial results. EPS computations for the recent three, six and twelve month periods were positively affected by reductions in Unicom's outstanding shares as a result of share repurchases. All EPS computations shown below reflect the impact on Unicom's diluted EPS.

  Net Income for the Three Months Ended June 30, 2000. The increase in Unicom's net income in the recent three-month period reflects, among other factors, ComEd's increased wholesale energy sales, improved nuclear operating performance, lower O&M expenses.

  Net Income for the Six Months Ended June 30, 2000. The increase in ComEd's net income in the recent six-month period reflects, among other factors, the continued improvement of ComEd's nuclear fleet, increased kilowatthour sales, lower O&M expenses, lower financing costs and a reduction in Unicom's outstanding shares.

  Net Income for the Twelve Months Ended June 30, 2000. The increase in earnings for the twelve-month period was primarily due to increased off-system kilowatthour sales, lower regulatory asset amortization, the sale of ComEd's fleet of fossil stations, lower financing costs, a reduction in Unicom's outstanding common shares, partially offset by the 15% residential base rate reduction which became effective August 1, 1998, increased energy costs and higher O&M expenses.

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

  ComEd's operating revenues increased $23 million for the three months ended June 30, 2000, compared to the three months ended June 30, 1999, primarily due to a $140 million increase in off-system sales and other revenues offset by a $117 million reduction in sales to retail customers. ComEd's operating revenues increased $54 million for the six months ended June 30, 2000, compared to the six months ended June 30, 1999, primarily due to a $236 million increase in off-system sales and other revenues offset by a $182 million reduction in sales to retail customers. ComEd's operating revenues decreased $36 million for the twelve months ended June 30, 2000, compared to the twelve months ended June 30, 1999 due to a $368 million reduction in sales to retail customers offset by a $332 million increase in off-system sales and other revenues.

  Unicom's unregulated businesses' operating revenues increased $98 million, $188 million and $231 million in the three months, six months and twelve months ended June 30, 2000, respectively, compared to the three months, six months and twelve months ended June 30, 1999. The increase is primarily due to the acquisition of new businesses in 1999 and the first half of 2000 and increased revenues related to performance contracting and district cooling services.

  Energy Costs. Energy costs are currently affected primarily by system load, the cost of nuclear fuel consumed, the availability and net generation of ComEd's nuclear generating units, the PPAs ComEd entered into upon the sale of its fossil stations, the availability and cost of power from other utilities and the costs of gas supply contracts entered into by Unicom's unregulated gas services subsidiaries. Prior to the sale of ComEd's fossil stations, energy costs were also affected by changes in the cost of fossil fuels consumed and changes in the mix of fuel sources of electric energy generated. Energy costs, electricity available for sale and fuel sources of kilowatthour generation were as follows:

                             Three Months Ended               Six Months Ended                 Twelve Months Ended
                                   June 30                         June 30                           June 30
                         ------------------------------  ------------------------------  ----------------------------------
                             2000            1999            2000            1999             2000              1999
                         --------------  --------------  --------------  --------------  ----------------  ----------------
                                   Cost            Cost            Cost            Cost              Cost              Cost
                          Energy   per    Energy   per    Energy   per    Energy   per     Energy    per     Energy    per
                          Costs    Kwh    Costs    Kwh    Costs    Kwh    Costs    Kwh     Costs     Kwh     Costs     Kwh
                         --------  ----  --------  ----  --------  ----  --------  ----  ----------  ----  ----------  ----
                         (000's)         (000's)         (000's)         (000's)          (000's)           (000's)
Cost of energy:
Electricity (ComEd)
 Fuel
 Nuclear...............  $ 97,631  0.48c $ 91,788  0.52c $196,839  0.49c $180,322  0.52c $  397,007  0.50c $  347,111  0.52c
 Coal..................       --    --    138,642  2.34       --    --    270,827  2.37     255,069  2.15     641,428  2.54
 Oil...................       --    --      1,263  4.31       --    --      2,184  4.14       5,670  6.18       6,567  6.62
 Natural gas...........       --    --     27,946  3.01       --    --     41,140  3.12      41,882  3.33      92,729  3.10
Purchased power........   370,656  3.85    98,301  4.82   597,389  3.35   169,983  4.26     978,980  3.85     465,249  4.54
                         --------        --------        --------        --------        ----------        ----------
 Total cost of
  electricity..........  $468,287  1.57c $357,940  1.35c $794,228  1.37c $664,456  1.29c $1,678,608  1.43c $1,553,084  1.47c
Gas (Unregulated
 operations)
Supply contracts.......  $ 32,281        $    --         $ 77,598        $    --         $   79,323        $      --
                         --------        --------        --------        --------        ----------        ----------
Total cost of energy...  $500,568        $357,940        $871,826        $664,456        $1,757,931        $1,553,084
                         ========        ========        ========        ========        ==========        ==========
Electricity available
 for sale (millions of
 kilowatthours)
 Generation--net.......    20,260          24,531          40,070          47,692            92,062            95,503
 Purchased power.......     9,630           2,040          17,833           3,993            25,401            10,248
                         --------        --------        --------        --------        ----------        ----------
 Total available for
  sale.................    29,890          26,571          57,903          51,685           117,463           105,751
                         ========        ========        ========        ========        ==========        ==========
 Sources of
  kilowatthour
  generation available
  for sale:
 Fuel
 Nuclear...............        68%             66%             69%             67%               67%               63%
 Coal..................       --               22             --               22                10                24
 Oil...................       --              --              --              --                --                --
 Natural gas...........       --                4             --                3                 1                 3
 Purchased power.......        32               8              31               8                22                10
                         --------        --------        --------        --------        ----------        ----------
                              100%            100%            100%            100%              100%              100%
                         ========        ========        ========        ========        ==========        ==========

  Higher energy costs for the three months, six months and twelve months ended June 30, 2000 resulted primarily from the effects of the PPAs ComEd entered into upon the sale of its fleet of fossil stations which increase purchased power costs but are offset by lower depreciation and O&M expenses. Costs associated with Unicom Energy's gas supply contracts also contributed to higher energy costs for the recent three, six and twelve months ended June 30, 2000. See "Regulation," subcaption "Nuclear Matters" above, for information regarding ComEd's nuclear generating stations. For additional information concerning ComEd's purchase power commitments see "Liquidity and Capital Resources," subcaption "UTILITY OPERATIONS--Construction Program," above and
Note 21 of Notes to Financial Statements.

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

  Operation and Maintenance Expenses. O&M expenses include the expenses associated with operating and maintaining ComEd's generation, transmission and distribution assets, as well as administrative overhead and support, and the expenses associated with Unicom's unregulated businesses. Given the variety of expense categories covered, there are a number of factors which affect the level of such expenses within any given period. A major component of such expenses, however, is the cost associated with operating and maintaining ComEd's nuclear generating facilities. Generating station expenses are affected by the cost of materials, regulatory requirements and expectations, the age of facilities and cost control efforts.

  During the three months, six months and twelve months ended June 30, 2000, the aggregate level of O&M expenses decreased 9%, 9% and 2%, respectively, compared to the same periods ended June 30, 1999.

  O&M expenses associated with nuclear generating stations decreased $46 million, $82 million and $138 million during the three months, six months and twelve months ended June 30, 2000, respectively, compared to the same periods ended June 30, 1999. The decreases in the recent three-month, six-month and twelve-month periods were due to shorter refueling outages and fewer forced outages.

  O&M expenses associated with ComEd's fossil generating stations sold in December 1999 were $66 million for the three months and $132 million for the six months ended June 30, 1999 and $88 million and $245 million for the twelve months ended June 30, 2000 and June 30, 1999, respectively.

  O&M expenses associated with ComEd's transmission and distribution system increased $43 million, $71 million and $113 million for the three months, six months and twelve months ended June 30, 2000, respectively, compared to the same periods ended June 30, 1999. The increases for the recent three-month, six-month and twelve-month periods were primarily due to ComEd's intensive efforts to improve the reliability of its transmission and distribution systems. O&M expenses associated with customer related activities decreased $5 million and increased $1 million and $23 million for the three months, six months and twelve months ended June 30, 2000, respectively, compared to the same periods ended June 30, 1999. The decrease in the recent three-month period was primarily due to decreased credit and collection activity. The increase in the recent twelve-month period was primarily due to increased overtime and labor costs incurred to address billing problems encountered following the implementation of a new customer information and billing system in July 1998.

  O&M expenses for the twelve months ended June 30, 2000 reflect an increase of $68 million in ComEd's estimated environmental liability for the remediation of former manufactured gas plant sites compared to the same period ended June 30, 1999. O&M expenses for the six and twelve months ended June 30, 1999 also reflect increased charges of $25 million and $35 million, respectively, for uncollectible accounts resulting from billing and collection delays experienced following the ongoing implementation of a new customer information system and the temporary suspension of credit activities in the last half of 1998 and early 1999.

  O&M expenses also include employee benefits expenses. Since 1995, ComEd has reduced the size of its workforce by offering incentives for employees to leave the company voluntarily. Such incentives included both current payments and earlier eligibility for postretirement health care benefits, in addition to certain other employee-related costs, resulting in charges of $11 million and $5 million for the three months ended June 30, 2000 and 1999, respectively, $14 million and $5 million for the six months ended June 30, 2000 and 1999, respectively, and $19 million and $30 million for the twelve months ended June 30, 2000 and 1999, respectively, other than costs related to the fossil plant sale.

  Other ComEd employee benefits expenses, excluding the effects of employee separation plans and certain other employee-related costs decreased
$34 million, $38 million and $56 million for the three months, six months and twelve months ended June 30, 2000, respectively, compared to the same periods ended June 30, 1999. The decreases for the recent three-month, six-month and twelve-month periods was primarily due to a reduction in pension costs and medical costs for active and retired employees.

  O&M expenses also include increases of $13 million, $17 million and $17 million for the recent three, six and twelve months ended June 30, 2000, respectively, for expenses incurred in connection with the merger with PECO.

  O&M expenses included a $25 million charge for the six months and twelve months ended June 30, 1999 as a result of a franchise related settlement agreement between ComEd and the City.

  O&M expenses also include increases of $17 million, $20 million and $20 million for the recent three, six and twelve months ended June 30, 2000, respectively, for the rental of gas and diesel peaking units.

  O&M expenses decreased $21 million, $24 million and $25 million for the three, six and twelve months ended June 30, 2000, compared to the same periods ended June 30, 1999, due to lower administrative and general costs.

  O&M expenses associated with Unicom's unregulated businesses increased $66 million, $105 million and $154 million for the three months, six months and twelve months ended June 30, 2000, respectively, compared to the same periods ended June 30, 1999. The increase is primarily related to their increased level of operation and the acquisition of new businesses in 1999 and the first half of 2000.

  Depreciation, Amortization and Decommissioning. Depreciation, amortization and decommissioning expense decreased $40 million, increased $104 million and decreased $13 million for the three months, six months and twelve months ended June 30, 2000, respectively, compared to the same periods ended June 30, 1999. The regulatory asset amortization recorded for the three months, six months and twelve months ended June 30, 2000 represent amounts calculated in accordance with the earnings cap provisions of the 1997 Act. Consistent with the provisions of the 1997 Act, the (pre-tax) gain on the fossil plant sale of $2.587 billion resulted in a regulatory liability, which was used to recover regulatory assets. Therefore, the gain on the sale, excluding $43 million of amortization of investment tax credits, was recorded as a regulatory liability in the amount of $2.544 billion and amortized in the fourth quarter of 1999. The amortization of the regulatory liability and additional regulatory asset amortization of $2.456 billion are reflected in depreciation and amortization expense on Unicom's Statements of Consolidated Operations and resulted in a net reduction to depreciation and amortization expense of $88 million for the twelve months ended June 30, 2000. See Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and Liabilities, and Decommissioning," for additional information.

  Interest on Debt. Changes in interest on long-term debt and notes payable for the three months, six months and twelve months ended June 30, 2000, compared to the same periods ended June 30, 1999, were due to changes in average interest rates and in the amounts of long-term debt and notes payable outstanding. Changes in interest on ComEd's long-term debt also reflected new issues of debt, the retirement and early redemption of debt, and the retirement and redemption of issues which were refinanced at generally lower rates of interest. See Notes 3 and 6 of Notes to Financial Statements for information regarding the redemptions and repurchases of debt and equity. The average amounts of ComEd's long-term debt and notes payable outstanding and average interest rates thereon were as follows:

                                                 Six Months
                          Three Months Ended        Ended       Twelve Months Ended
                                June 30            June 30            June 30
                          --------------------  --------------  --------------------
                            2000       1999      2000    1999     2000       1999
                          ---------  ---------  ------  ------  ---------  ---------
Long-term debt outstand-
 ing:
 Average amount
  (millions)............  $   7,284  $   8,128  $7,443  $8,329  $   7,667  $   7,167
 Average interest rate..       7.02%      6.76%   6.90%   6.77%      6.83%      7.19%
Notes payable outstand-
 ing:
 Average amount
  (millions)............  $     313  $     290  $  188  $  256  $     286  $     318
 Average interest rate..       6.68%      5.22%   6.62%   6.09%      5.97%      5.73%

  Other Items. The amounts of AFUDC reflect changes in the average levels of investment subject to AFUDC and changes in the average annual capitalization rates as discussed in Note 1 of Notes to Financial Statements, under "AFUDC and Interest Capitalized." In accordance with SFAS No. 34, Capitalization of Interest Cost, ComEd capitalized less than $1 million and $6 million for the three months ended June 30, 2000 and 1999, respectively, $2 million and $12 million for the six months ended June 30, 2000 and 1999, respectively, and $12 million and $32 million for the twelve months ended June 30, 2000 and 1999, respectively, of interest costs on its generation-related construction work in progress and nuclear fuel in process. AFUDC and interest capitalized do not contribute to the current cash flow of Unicom or ComEd.

  ComEd's ratios of earnings to fixed charges for the twelve months ended June 30, 2000 and December 31, 1999 were 2.76 and 2.45, respectively. ComEd's ratios of earnings to fixed charges and preferred and preference stock dividend requirements for the twelve months ended June 30, 2000 and December 31, 1999 were 2.71 and 2.32, respectively.

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

  Foward-Looking Information. Except for historical data, the information contained herein constitutes forward-looking statements. Forward-looking statements are inherently uncertain and subject to risks. Such statements should be viewed with caution. Actual results or experience could differ materially from the forward-looking statements as a result of many factors. Forward-looking statements in this report include, but are not limited to: (1) statements regarding expectations of revenue reductions and collections of future CTC revenues as a result of the 1997 Act in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Changes in the Electric Utility Industry--The 1997 Act," and in Notes 1 and 3 of Notes to Financial Statements, (2) statements regarding estimated capital expenditures in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Liquidity and Capital Resources-- UTILITY OPERATIONS--Construction Program" and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Construction Program," and "Changes in the Electric Utility Industry--Response to Regulatory Changes," (3) statements regarding the costs of decommissioning nuclear generating stations in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Regulation--Nuclear Matters," and in Note 1 of Notes to Financial Statements, under "Depreciation, Amortization of Regulatory Assets and

Liabilities and Decommissioning," (4) statements regarding cleanup costs associated with MGPs and other remediation sites in Note 21 of Notes to Financial Statements, (5) statements regarding the estimated fair value of forward energy contracts in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaption "Liquidity and Capital Resources-- UTILITY OPERATIONS--Market Risks," (6) statements regarding the use of fossil plant sale proceeds in "Management's Discussion and Analysis of Financial Condition and Results of Operations," subcaptions "Changes in the Electric Utility Industry--Fossil Plant Sale," "Liquidity and Capital Resources--UTILITY OPERATIONS--Construction Program," and "Liquidity and Capital Resources--UNREGULATED OPERATIONS--Capital Resources," and in Note 4 of Notes to Financial Statements, (7) statements regarding estimates of claims resulting from the summer of 1999 outages set forth in Note 21 of Notes to Financial Statements and (8) statements regarding the Merger Agreement in Note 2 of Notes to Financial Statements and in "Management's Discussion and Analysis of Financial Condition and Results of Operations" subcaption "Changes in the Electric Utility Industry--Merger Agreement." Management cannot predict the course of future events or anticipate the interaction of multiple factors beyond management's control and their effect on revenues, project timing and costs. The statements regarding revenue reductions and collections of future CTC revenues are subject to unforeseen developments in the market for electricity in Illinois resulting from regulatory changes. The statements regarding estimated capital expenditures, decommissioning costs and cleanup costs are subject to changes in the scope of work and manner in which the work is performed and consequent changes in the timing and level of the projected expenditure, and are also subject to changes in laws and regulations or their interpretation or enforcement. The statements regarding the fair value of forward energy contracts are subject to changes in generating capability and reduction in the demand for electricity. The statement regarding the use of proceeds from the fossil plant sale is subject to the possibility that regulatory action might affect the amount and use of such proceeds and the possibility that, due to changing market conditions, Unicom and ComEd may determine that other uses of the proceeds may be in their best interest. The statements regarding estimates of claims resulting from the summer of 1999 outages are subject to the risk that the actual amount of losses suffered by customers and restoration costs may exceed the estimated amounts. The statements regarding the Merger Agreement and the associated repurchase of shares are subject to the risk of a significant delay in the expected completion of, and unexpected consequences resulting from, the transactions contemplated by the Merger Agreement, including the inability to close the transaction, and to changes in the number of shares of outstanding common stock of Unicom and PECO for unforeseen reasons. Unicom and ComEd make no commitment to disclose any revisions to the forward-looking statements, or any facts, events or circumstances after the date hereof that may bear upon forward-looking statements.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of Commonwealth Edison Company:

  We have audited the accompanying consolidated balance sheets and statements of consolidated capitalization of COMMONWEALTH EDISON COMPANY (an Illinois corporation) and subsidiary companies as of June 30, 2000 and December 31, 1999, and the related statements of consolidated operations, retained earnings, comprehensive income and cash flows for the three-month, six-month and twelve-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Commonwealth Edison Company and subsidiary companies as of June 30, 2000 and December 31, 1999, and the results of their operations and their cash flows for the three-month, six-month and twelve-month periods ended June 30, 2000 and 1999, in conformity with accounting principles generally accepted in the United States.


                                            Arthur Andersen LLP
Chicago, Illinois
August 11, 2000

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS

  The following Statements of Consolidated Operations for the three months, six months and twelve months ended June 30, 2000 and 1999 reflect the results of past operations and are not intended as any representation as to results of operations for any future period. Future operations will necessarily be affected by various and diverse factors and developments, including changes in electric prices, regulation, population, business activity, asset dispositions, competition, taxes, environmental control, energy use, fuel, cost of labor, purchased power and other matters, the nature and effect of which cannot now be determined.

                                    Three Months Ended       Six Months Ended       Twelve Months Ended
                                          June 30                 June 30                 June 30
                                   ----------------------  ----------------------  ----------------------
                                      2000        1999        2000        1999        2000        1999
                                   ----------  ----------  ----------  ----------  ----------  ----------
                                                        (Thousands of Dollars)
Electric Operating Revenues..      $1,702,248  $1,678,983  $3,262,063  $3,207,783  $6,821,172  $6,857,078
                                   ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating Expenses
 and Taxes:
 Fuel........................      $   97,631  $  259,639  $  196,839  $  494,473  $  699,628  $1,087,835
 Purchased power.............         372,212      98,301     598,945     169,983     980,536     465,249
 Operation...................         362,559     428,536     656,009     749,922   1,447,523   1,518,014
 Maintenance.................         146,473     198,992     306,025     421,579     658,756     776,711
 Depreciation and amortiza-
  tion.......................         223,695     265,334     595,711     495,103     936,753     953,940
 Taxes (except income).......         125,023     129,924     261,846     261,542     506,630     567,128
 Income taxes--
 Current--Federal............         117,984      90,010     190,101     185,720   1,471,375     349,571
 --State.....................          25,436      19,427      40,989      40,101     316,600      66,421
 Deferred--Federal--net......         (53,547)    (36,356)    (89,538)    (75,375) (1,169,572)    (25,598)
  --State--net...............          (9,969)     (7,617)    (17,038)    (15,819)   (249,212)       (691)
 Investment tax credits de-
  ferred--net................          (5,500)     (7,021)    (10,999)    (14,042)    (22,785)    (27,723)
                                   ----------  ----------  ----------  ----------  ----------  ----------
                                   $1,401,997  $1,439,169  $2,728,890  $2,713,187  $5,576,232  $5,730,857
                                   ----------  ----------  ----------  ----------  ----------  ----------
Electric Operating Income....      $  300,251  $  239,814  $  533,173  $  494,596  $1,244,940  $1,126,221
                                   ----------  ----------  ----------  ----------  ----------  ----------
Other Income and (Deduc-
 tions):
 Interest on long-term debt,
  net of interest capital-
  ized.......................      $ (121,233) $ (131,599) $ (250,324) $ (270,158) $ (506,916) $ (483,424)
 Interest on notes payable...          (5,202)     (3,769)     (6,171)     (7,721)    (17,052)    (18,264)
 Allowance for funds used
  during construction........           5,392       5,190      11,011       9,401      23,422      18,006
 Income taxes applicable to
  nonoperating activities....         (15,029)     (1,833)    (21,418)     (3,249)      8,913     (17,827)
 Provision for dividends on
  company-obligated
  mandatorily redeemable
  preferred securities of
  subsidiary trusts holding
  solely the Company's sub-
  ordinated debt securities..          (7,427)     (7,427)    (14,855)    (14,855)    (29,710)    (29,710)
 Miscellaneous--net..........          21,574      29,609     135,980      43,948      62,146      74,880
                                   ----------  ----------  ----------  ----------  ----------  ----------
                                   $ (121,925) $ (109,829) $ (145,777) $ (242,634) $ (459,197) $ (456,339)
                                   ----------  ----------  ----------  ----------  ----------  ----------
Net Income before Extraordi-
 nary Item...................      $  178,326  $  129,985  $  387,396  $  251,962  $  785,743  $  669,882
Extraordinary Loss, less Ap-
 plicable Income Taxes.......          (1,423)        --       (4,167)    (27,576)     (4,171)    (27,576)
                                   ----------  ----------  ----------  ----------  ----------  ----------
Net Income...................      $  176,903  $  129,985  $  383,229  $  224,386  $  781,572  $  642,306
Provision for Dividends on
 Preferred and Preference Stocks.       1,017       3,043       2,239      18,340       7,655      46,215
                                   ----------  ----------  ----------  ----------  ----------  ----------
Net Income on Common Stock...      $  175,886  $  126,942  $  380,990  $  206,046  $  773,917  $  596,091
                                   ==========  ==========  ==========  ==========  ==========  ==========

  The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                       June 30,    December 31,
                                                         2000          1999
                                                      -----------  ------------
                                                       (Thousands of Dollars)
                       ASSETS
                       ------
Utility Plant:
  Plant and equipment, at original cost (includes
   construction work in progress of $719 million and
   $654 million, respectively)....................... $25,612,137  $25,007,637
  Less--Accumulated provision for depreciation.......  14,116,986   13,729,223
                                                      -----------  -----------
                                                      $11,495,151  $11,278,414
  Nuclear fuel, at amortized cost....................     794,535      843,724
                                                      -----------  -----------
                                                      $12,289,686  $12,122,138
                                                      -----------  -----------
Investments:
  Nuclear decommissioning funds...................... $ 2,616,886  $ 2,546,540
  Subsidiary companies...............................      50,041       77,061
  Other investments, at cost.........................      59,269       63,702
                                                      -----------  -----------
                                                      $ 2,726,196  $ 2,687,303
                                                      -----------  -----------
Current Assets:
  Cash and temporary cash investments................ $   268,609  $ 1,254,868
  Cash held for redemption of securities.............      64,467      285,056
  Special deposits...................................         492       45,730
  Receivables--
    Customers........................................   1,027,045    1,183,505
    Forward share repurchase contract................         --       813,046
    Other............................................     234,328      181,793
    Provisions for uncollectible accounts............     (47,899)     (49,344)
  Coal and fuel oil, at average cost.................      17,674       14,222
  Materials and supplies, at average cost............     235,731      220,398
  Deferred income taxes related to current assets and
   liabilities.......................................      58,541       54,796
  Prepayments and other..............................      30,270       30,539
                                                      -----------  -----------
                                                      $ 1,889,258  $ 4,034,609
                                                      -----------  -----------
Deferred Charges and Other Noncurrent Assets:
  Note receivable from affiliate..................... $ 2,450,000  $ 2,450,000
  Regulatory assets..................................   1,563,896    1,792,907
  Other..............................................      63,119       73,308
                                                      -----------  -----------
                                                      $ 4,077,015  $ 4,316,215
                                                      -----------  -----------
                                                      $20,982,155  $23,160,265
                                                      ===========  ===========

   The accompanying Notes to Financial Statements are an integral part of the above statements.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                                                     June 30,    December 31,
          CAPITALIZATION AND LIABILITIES               2000        1999
          ------------------------------            ----------- -----------
                                                    (Thousands of Dollars)
Capitalization (see accompanying statements):
  Common stock equity.............................  $ 4,392,229 $ 5,302,915
  Preferred and preference stocks without
   mandatory redemption requirements..............        8,624       8,768
  Company-obligated mandatorily redeemable
   preferred securities of subsidiary trusts
   holding solely the Company's subordinated debt
   securities*....................................      350,000     350,000
  Long-term debt..................................    6,707,565   6,962,448
                                                    ----------- -----------
                                                    $11,458,418 $12,624,131
                                                    ----------- -----------
Current Liabilities:
  Notes payable...................................  $   354,000 $     4,750
  Current portion of long-term debt, redeemable
   preference stock and capitalized lease
   obligations....................................      683,587     909,900
  Accounts payable................................      569,525     545,329
  Accrued interest................................      141,269     147,044
  Accrued taxes...................................          --    1,409,626
  Dividends payable...............................       79,360      92,656
  Customer deposits...............................       70,038      68,128
  Other...........................................      217,053     307,040
                                                    ----------- -----------
                                                    $ 2,114,832 $ 3,484,473
                                                    ----------- -----------
Deferred Credits and Other Noncurrent Liabilities:
  Deferred income taxes...........................  $ 2,858,076 $ 2,456,447
  Nuclear decommissioning liability for retired
   plants.........................................    1,275,400   1,259,700
  Accumulated deferred investment tax credits.....      469,414     484,717
  Accrued spent nuclear fuel disposal fee and re-
   lated interest.................................      785,360     763,427
  Obligations under capital leases................          --      161,602
  Regulatory liabilities..........................      584,414     596,157
  Other...........................................    1,436,241   1,329,611
                                                    ----------- -----------
                                                    $ 7,408,905 $ 7,051,661
                                                    ----------- -----------
Commitments and Contingent Liabilities (Note 21)
                                                    $20,982,155 $23,160,265
                                                    =========== ===========

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

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   STATEMENTS OF CONSOLIDATED CAPITALIZATION

                                                   June 30,     December 31,
                                                     2000           1999
                                                  -----------  ----------------
                                                  (Thousands of Dollars)
Common Stock Equity:
  Common stock, $12.50 par value per share--
   Outstanding--214,242,887 shares and
    213,973,810 shares, respectively............  $ 2,678,053  $ 2,677,995
  Premium on common stock and other paid-in cap-
   ital.........................................    2,207,372    2,207,287
  Capital stock and warrant expense.............      (12,464)     (12,537)
  Retained earnings.............................      667,396      433,001
  Other comprehensive income....................        8,659        7,539
  Treasury stock--30,497,107 shares and 264,406
   shares, respectively.........................   (1,156,787)     (10,370)
                                                  -----------  -----------
                                                  $ 4,392,229  $ 5,302,915
                                                  -----------  -----------
Preferred and Preference Stocks Without Manda-
 tory
 Redemption Requirements:
  Preference stock, non-cumulative, without par
   value--
   Outstanding--1,120 shares and 1,120 shares,
   respectively.................................  $     6,978  $     6,978
  $1.425 convertible preferred stock, cumula-
   tive, without par value--
   Outstanding--51,773 shares and 56,291 shares,
    respectively................................        1,646        1,790
                                                  -----------  -----------
                                                  $     8,624  $     8,768
                                                  -----------  -----------
Preference Stock Subject to Mandatory Redemption
 Requirements:
  Preference stock, cumulative, without par val-
   ue--
   Outstanding--no shares and 700,000 shares,
    respectively................................  $       --   $    69,475
  Current redemption requirements for preference
   stock included in current liabilities........          --       (69,475)
                                                  -----------  -----------
                                                  $       --   $       --
                                                  -----------  -----------
Company-Obligated Mandatorily Redeemable Pre-
 ferred Securities of Subsidiary Trusts Holding
 Solely the Company's Subordinated Debt Securi-
 ties...........................................  $   350,000  $   350,000
                                                  -----------  -----------
Long-Term Debt:
  First mortgage bonds:
    Maturing 2000 through 2004--5.30% to 9 3/8%.  $   426,000  $   698,245
    Maturing 2005 through 2014--4.40% to 8 3/8%.    1,299,400    1,299,400
    Maturing 2015 through 2023--6.75% to 9 7/8%.    1,501,000    1,589,443
                                                  -----------  -----------
                                                  $ 3,226,400  $ 3,587,088
  Transitional trust notes, due 2001 through
   2008--5.29% to 5.74%.........................    2,890,000    3,070,000
  Sinking fund debentures, due 2001 through
   2011--2 7/8% to 4.75%........................       28,060       30,866
  Pollution control obligations, due 2007
   through 2014--4.65% to 5 7/8%................      137,700      139,200
  Other long-term debt..........................      916,304      916,351
  Deposit for retirement of long-term debt......       (1,386)         --
  Current maturities of long-term debt included
   in current liabilities.......................     (445,222)    (732,077)
  Unamortized net debt discount and premium.....      (44,291)     (48,980)
                                                  -----------  -----------
                                                  $ 6,707,565  $ 6,962,448
                                                  -----------  -----------
                                                  $11,458,418  $12,624,131
                                                  -----------  -----------


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS

                          Three Months Ended   Six Months Ended   Twelve Months Ended
                                June 30             June 30             June 30
                          -------------------- ------------------ --------------------
                            2000       1999      2000      1999     2000       1999
                          ---------  --------- --------  -------- ---------  ---------
                                           (Thousands of Dollars)
Balance at Beginning of
 Period.................  $ 564,608  $ 169,578 $433,001  $176,643 $ 211,003  $ (43,295)
Add--Net income.........    176,903    129,985  383,229   224,386   781,572    642,306
                          ---------  --------- --------  -------- ---------  ---------
                          $ 741,511  $ 299,563  816,230   401,029 $ 992,575  $ 599,011
                          ---------  --------- --------  -------- ---------  ---------
Deduct--
   Dividends declared
    on--
    Common stock........  $  73,499  $  85,517 $146,996  $171,106 $ 318,175  $ 342,495
    Preferred and
     preference stocks..         19      3,043    1,241     6,085     3,687     32,437
   Other capital stock
    transactions--net...        597        --       597    12,835     3,317     13,076
                          ---------  --------- --------  -------- ---------  ---------
                          $  74,115  $  88,560 $148,834  $190,026 $ 325,179  $ 388,008
                          ---------  --------- --------  -------- ---------  ---------
Balance at End of Period
 (Includes $1,087
 million and $627
 million of appropriated
 retained earnings for
 future dividend
 payments at June 30,
 2000 and 1999,
 respectively)..........  $ 667,396  $ 211,003 $667,396  $211,003 $ 667,396  $ 211,003
                          =========  ========= ========  ======== =========  =========

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                          Three Months Ended   Six Months Ended   Twelve Months Ended
                                June 30             June 30             June 30
                          -------------------- ------------------ --------------------
                            2000       1999      2000      1999     2000       1999
                          ---------  --------- --------  -------- ---------  ---------
                                           (Thousands of Dollars)
Net Income..............  $ 176,903  $ 129,985 $383,229  $224,386 $ 781,572  $ 642,306
Other Comprehensive
 Income
  Unrealized
   gains/(losses) on
   securities and
   foreign currency
   translations.........  $    (251) $     --  $  1,453  $    --  $  13,924  $     --
  Income taxes on other
   comprehensive income.        341        --      (333)      --     (5,265)       --
                          ---------  --------- --------  -------- ---------  ---------
  Other comprehensive
   income, net of tax...  $      90  $     --  $  1,120  $    --  $   8,659  $     --
                          ---------  --------- --------  -------- ---------  ---------
Comprehensive Income....  $ 176,993  $ 129,985 $384,349  $224,386 $ 790,231  $ 642,306
                          =========  ========= ========  ======== =========  =========


   The accompanying Notes to Financial Statements are an integral part of the above statements.

              COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                          Three Months Ended       Six Months Ended         Twelve Months Ended
                                June 30                 June 30                   June 30
                          --------------------  ------------------------  ------------------------
                            2000       1999        2000         1999         2000         1999
                          ---------  ---------  -----------  -----------  -----------  -----------
                                                (Thousands of Dollars)
Cash Flow from Operating
 Activities:
 Net income.............  $ 176,903  $ 129,985  $   383,229  $   224,386  $   781,572  $   642,306
 Adjustments to
  reconcile net income
  (loss) to net cash
  provided by operating
  activities:
   Depreciation and am-
    ortization..........    255,746    284,156      661,185      528,904    1,045,612    1,011,988
   Deferred income taxes
    and investment tax
    credits--net........    (62,994)   (47,937)    (101,784)    (103,198)  (1,450,496)     (44,743)
   Contribution to envi-
    ronmental trust.....        --         --           --           --      (250,000)         --
   Recovery of coal re-
    serve regulatory as-
    sets................        --         --           --        19,936      178,038       65,397
   Change in MGP
    remediation liabili-
    ty..................     (1,200)       --        (1,200)         --        66,878          --
   Gain on forward share
    arrangements........        --     (19,689)    (113,071)     (33,417)     (35,682)     (33,417)
   Provisions/(payments)
    for revenue re-
    funds--net..........        --       2,635          --       (19,858)      (2,745)       2,745
   Equity component of
    allowance for funds
    used during
    construction........     (2,551)    (2,003)      (5,302)      (3,756)      (9,335)      (7,170)
   Payments for liabil-
    ity for separation
    costs--net..........       (166)    (1,018)      (9,055)      (9,798)     (73,663)      (7,076)
   Net effect on cash
    flows of changes in:
     Receivables........    (77,115) (129,953)      101,848       73,104      186,820     (263,327)
     Coal and fuel oil..     (1,831)     7,495       (3,452)     (10,775)       8,882       59,432
     Materials and sup-
      plies.............     (4,686)    (5,841)     (15,333)      (9,981)     (12,509)      19,176
     Accounts payable
      excluding nuclear
      fuel lease
      principal payments
      and separation
      costs--net........    181,555     29,482       33,251     (108,067)      95,710     (112,850)
     Accrued interest
      and taxes.........     38,729    (35,359)    (933,224)     119,705      188,046         (913)
     Other changes in
      certain current
      assets and liabil-
      ities.............    (10,231)    26,468       37,418       54,232      107,610      143,732
   Other--net...........     31,831     50,815      138,235      138,527      (22,000)     146,943
                          ---------  ---------  -----------  -----------  -----------  -----------
                          $ 523,990  $ 289,236  $   172,745  $   859,944  $   802,738  $ 1,622,223
                          ---------  ---------  -----------  -----------  -----------  -----------
Cash Flow from Investing
Activities:
 Construction expendi-
  tures.................  $(313,707) $(245,292) $  (574,326) $  (473,708) $(1,184,016) $  (956,817)
 Nuclear fuel expendi-
  tures.................    (71,857)   (63,862)    (101,479)    (113,947)    (241,023)    (185,147)
 Sale of generating
  plants................       (632)       --           --           --     4,885,720          --
 Note receivable from
  affiliates............        632        --           632          --    (2,450,000)         --
 Equity component of
  allowance for funds
  used during
  construction..........      2,551      2,003        5,302        3,756        9,335        7,170
 Contributions to nu-
  clear decommissioning
  funds.................        --         --       (39,400)     (39,426)     (89,919)     (96,120)
 Other investments and
  special deposits......        543     (2,180)      49,872       (2,468)      13,820       (2,695)
 Plant removal costs--
  net...................    (16,707)    (5,333)     (18,960)     (32,012)     (49,321)     (97,952)
                          ---------  ---------  -----------  -----------  -----------  -----------
                          $(399,177) $(314,664) $  (678,359) $  (657,805) $   894,596  $(1,331,561)
                          ---------  ---------  -----------  -----------  -----------  -----------
Cash Flow from Financing
Activities:
 Issuance of securi-
  ties--
   Transitional trust
    notes...............  $     --   $     --   $       --   $       --   $       --   $ 3,382,629
   Other long-term debt.        --         --           --           --            50      222,068
   Capital stock........         31          9          143           15          206       17,043
 Retirement, redemption
  and repurchase of se-
  curities--
   Transitional trust
    notes...............    (85,033)  (140,000)    (180,000)    (140,000)    (370,000)    (140,000)
   Other long-term debt.   (248,433)    (5,355)    (369,176)  (1,058,435)    (510,728)  (1,184,443)
   Common stock.........        --     (26,486)    (153,164)     (30,056)    (153,196)     (36,970)
   Preferred stock......    (70,031)     9,979      (70,144)    (534,208)    (155,204)    (561,935)
 Common stock forward
  repurchase arrange-
  ments.................        --      16,456      (67,135)    (662,113)    (262,040)    (662,113)
 Cash dividends paid on
  capital stock.........    (78,960)   (92,800)    (176,388)    (201,593)    (366,687)    (416,126)
 Proceeds from
  sale/leaseback of nu-
  clear fuel............        --         --           --           --           --        39,612
 Nuclear fuel lease
  principal payments....    (34,620)   (48,191)     (34,620)    (101,936)    (188,086)    (196,531)
 Increase/(decrease) in
  short-term
  borrowings............    232,000    207,643      349,250      135,494      (57,850)     (77,996)
                          ---------  ---------  -----------  -----------  -----------  -----------
                          $(285,046) $ (78,745) $  (701,234) $(2,592,832) $(2,063,535) $   385,238
                          ---------  ---------  -----------  -----------  -----------  -----------
Change in Net Cash Bal-
 ance...................  $(160,233) $(104,173) $(1,206,848) $(2,390,693) $  (366,201) $   675,900
Cash, Temporary Cash
 Investments and Cash
 Held for Redemption of
 Securities:
 Balance at Beginning
  of Period.............    493,309    803,450    1,539,924    3,089,970      699,277       23,377
                          ---------  ---------  -----------  -----------  -----------  -----------
 Balance at End of Pe-
  riod..................  $ 333,076  $ 699,277  $   333,076  $   699,277  $   333,076  $   699,277
                          =========  =========  ===========  ===========  ===========  ===========

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

  Interest. Total interest costs incurred on debt, leases and other obligations were $148 million and $152 million for the three months ended June 30, 2000 and 1999, respectively, $298 million and $315 million for the six months ended June 30, 2000 and 1999, respectively, and $605 million and $562 million for the twelve months ended June 30, 2000 and 1999, respectively.

  Statements of Consolidated Cash Flows. For purposes of the Statements of Consolidated Cash Flows, temporary cash investments, generally investments maturing within three months at the time of purchase, are considered to be cash equivalents. Supplemental cash flow information for the three months, six months and twelve months ended June 30, 2000 and 1999 was as follows:

                          Three Months Ended   Six Months Ended   Twelve Months Ended
                                June 30             June 30             June 30
                          ------------------- ------------------- -------------------
                            2000      1999       2000      1999      2000      1999
                          --------- --------- ---------- -------- ---------- --------
                                            (Thousands of Dollars)
Supplemental Cash Flow
 Information:
 Cash paid during the
  period for:
   Interest (net of
    amount capitalized).  $ 109,955 $ 164,112 $  258,888 $322,856 $  524,433 $536,558
   Income taxes (net of
    refunds)............  $ 193,360 $ 110,028 $1,143,361 $ 84,107 $1,544,451 $385,890
Supplemental Schedule of
 Non-Cash Investing and
 Financing Activities:
 Capital lease obliga-
  tions incurred........  $     --  $     274 $       34 $  1,436 $      343 $ 43,828

  (2) Merger Agreement. See Unicom's Note 2 of Notes to Financial Statements.

  (3) Accounting Effects Related to the 1997 Act. See Unicom's Note 3 of Notes to Financial Statements, except for EPS information.

  (4) Fossil Plant Sale. See Unicom's Note 4 of Notes to Financial Statements, except for EPS information.

  (5) Authorized Shares and Voting Rights of Capital Stock. At June 30, 2000, the authorized shares of capital stock were: common stock--250,000,000 shares; preference stock--6,810,451 shares; $1.425 convertible preferred stock--51,773 shares; and prior preferred stock--850,000 shares. The preference and prior preferred stocks are issuable in series and may be issued with or without mandatory redemption requirements. Holders of shares at any time outstanding, regardless of class, are entitled to one vote for each share held on each matter submitted to a vote at a meeting of shareholders, with the right to cumulate votes in all elections for directors.

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

  At June 30, 2000, shares of common stock were reserved for the following purposes:

      Conversion of $1.425 convertible preferred stock................... 52,808
      Conversion of warrants............................................. 25,152
                                                                          ------
                                                                          77,960
                                                                          ======

  Shares of common stock issued/(reacquired) for the three months, six months and twelve months ended June 30, 2000 and 1999 were as follows:

                         Three Months Ended     Six Months Ended     Twelve Months Ended
                               June 30               June 30               June 30
                         --------------------  --------------------  ---------------------
                           2000       1999        2000       1999       2000        1999
                         ---------  ---------  -----------  -------  -----------  --------
Conversion of $1.425
 convertible preferred
 stock..................       997        283        4,599      495        6,058     1,147
Conversion of warrants..       --          36           72       65          116       169
Treasury stock..........       --         --   (30,232,701) (85,424) (30,232,701) (264,406)
                         ---------  ---------  -----------  -------  -----------  --------
                               997        319  (30,228,030) (84,864) (30,226,527) (263,090)
                         =========  =========  ===========  =======  ===========  ========

  At June 30, 2000 and December 31, 1999, 75,458 and 75,692, respectively, of common stock purchase warrants were outstanding. The warrants entitle the holders to convert such warrants into common stock at a conversion rate of one share of common stock for three warrants.

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

  (11) Long-Term Debt. See Unicom's Note 11 of Notes to Financial Statements, except for the last three paragraphs regarding Unicom Thermal, Northwind Chicago and Northwind Midway's guaranteed senior Notes.

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  (12) Lines of Credit. See the first paragraph of Unicom's Note 12 of Notes to Financial Statements.

  (13) Disposal of Spent Nuclear Fuel. See Unicom's Note 13 of Notes to Financial Statements.

  (14) Fair Value of Financial Instruments. See Unicom's Note 14 of Notes to Financial Statements, except for the following section.

  Capitalization. The estimated fair values of preferred and preference stocks, company-obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely the Company's subordinated debt securities, transitional trust notes, and long-term debt were obtained from an independent consultant. The estimated fair values, which include the current portions of redeemable preference stock and long-term debt but exclude accrued interest and dividends, as of June 30, 2000 and December 31, 1999 were as follows:

                                   June 30, 2000                   December 31, 1999
                          --------------------------------- ---------------------------------
                                     Unrealized                        Unrealized
                           Carrying    Gains/                Carrying    Gains/
                            Value     (Losses)   Fair Value   Value     (Losses)   Fair Value
                          ---------- ----------  ---------- ---------- ----------  ----------
                                               (Thousands of Dollars)
Preferred and preference
 stocks.................  $    1,646 $    (397)  $    1,249 $   71,265 $      58   $   71,323
Company-obligated
 mandatorily redeemable
 preferred securities of
 subsidiary trusts
 holding solely the
 Company's subordinated
 debt securities........  $  350,000 $ (21,824)  $  328,176 $  350,000 $ (10,595)  $  339,405
Transitional trust
 notes..................  $2,878,808 $(134,549)  $2,744,259 $3,057,112 $(163,600)  $2,893,512
Long-term debt..........  $4,275,060 $ (58,146)  $4,216,914 $4,637,062 $ (22,237)  $4,614,825

  (15) Pension and Postretirement Benefits. See Unicom's Note 15 of Notes to Financial Statements.

  (16) Separation Plan Costs. See Unicom's Note 16 of Notes to Financial Statements, except for EPS information.

  (17) Income Taxes. The components of the net deferred income tax liability at June 30, 2000 and December 31, 1999 were as follows:

                                                         June 30,   December 31,
                                                           2000         1999
                                                        ----------  ------------
                                                        (Thousands of Dollars)
Deferred income tax liabilities:
 Accelerated cost recovery and liberalized
  depreciation, net of removal costs..................  $2,664,364   $2,781,601
 Overheads capitalized................................     154,198      159,836
 Deferred gain on sale of fossil stations.............     462,000          --
 Repair allowance.....................................     215,847      221,502
 Regulatory assets recoverable through future rates...     696,949      688,946
Deferred income tax assets:
 Postretirement benefits..............................    (377,962)    (376,207)
 Unamortized investment tax credits...................    (157,005)    (161,756)
 Regulatory liabilities to be settled through future
  rates...............................................    (584,413)    (596,157)
 Nuclear plant closure................................      (5,459)      (5,456)
 Other--net...........................................    (268,984)    (310,658)
                                                        ----------   ----------
Net deferred income tax liability.....................  $2,799,535   $2,401,651
                                                        ==========   ==========

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

  The components of net income tax expense charged to continuing operations for the three months, six months and twelve months ended June 30, 2000 and 1999 were as follows:

                          Three Months Ended     Six Months Ended    Twelve Months Ended
                                June 30              June 30               June 30
                          --------------------  -------------------  ---------------------
                            2000       1999       2000       1999       2000        1999
                          ---------  ---------  ---------  --------  -----------  --------
                                            (Thousands of Dollars)
Electric operating in-
 come:
 Current income taxes...  $ 143,420  $ 109,437  $ 231,090  $225,821  $ 1,787,975  $415,992
 Deferred income taxes..    (63,516)   (43,973)  (106,576)  (91,194)  (1,418,784)  (26,289)
 Investment tax credits
  deferred--net.........     (5,500)    (7,021)   (10,999)  (14,042)     (22,785)  (27,723)
Other (income) and
 deductions:
 Current income taxes...     16,374       (899)    11,421     1,769       10,274     9,147
 Deferred income taxes..        851      5,242     14,483     6,080       32,324    17,993
 Investment tax credits.     (2,153)    (2,153)    (4,305)   (3,981)     (52,064)   (8,616)
                          ---------  ---------  ---------  --------  -----------  --------
Net income taxes charged
 to continuing
 operations.............  $  89,476  $  60,633  $ 135,114  $124,453  $   336,940  $380,504
                          =========  =========  =========  ========  ===========  ========

  Provisions for current and deferred federal and state income taxes and amortization of investment tax credits resulted in the following effective income tax rates for the three months, six months and twelve months ended June 30, 2000 and 1999:

                         Three Months Ended    Six Months Ended     Twelve Months Ended
                               June 30              June 30               June 30
                         --------------------  ------------------  ----------------------
                           2000       1999       2000      1999       2000        1999
                         ---------  ---------  --------  --------  ----------  ----------
Pre-tax book income
 (thousands)............ $ 267,802  $ 190,688  $522,510  $376,415  $1,122,683  $1,050,386
Effective income tax
 rate...................      33.4%      31.8%     25.9%     33.1%       30.0%       36.2%

  The principal differences between net income taxes charged to continuing operations and the amounts computed at the federal statutory rate of 35% for the three months, six months and twelve months ended June 30, 2000 and 1999 were as follows:

                          Three Months Ended    Six Months Ended    Twelve Months Ended
                                June 30              June 30              June 30
                          --------------------  ------------------  --------------------
                            2000       1999       2000      1999      2000       1999
                          ---------  ---------  --------  --------  ---------  ---------
                                           (Thousands of Dollars)
Federal income taxes
 computed at statutory
 rate...................  $  93,731  $  66,741  $182,879  $131,745  $ 392,939  $ 367,635
Amortization of
 investment tax credits,
 net of deferred income
 taxes..................     (5,234)    (5,907)  (10,468)  (11,618)   (47,063)   (23,395)
State income taxes, net
 of federal income
 taxes..................     12,036      8,125    17,256    16,589     48,728     46,586
Net gain on forward
 share repurchase
 contract...............        --      (6,891)  (39,575)  (11,696)   (12,489)   (11,696)
Earnings on non-tax
 qualified
 decommissioning fund...     (1,538)    (2,768)   (1,133)  (2,768)     (7,280)    (2,768)
Differences between book
 and tax accounting,
 primarily property-
 related deductions.....     (9,519)     1,333   (13,845)    2,201    (37,895)     4,142
                          ---------  ---------  --------  --------  ---------  ---------
Net income taxes charged
 to continuing
 operations.............  $  89,476  $  60,633  $135,114  $124,453  $ 336,940  $ 380,504
                          =========  =========  ========  ========  =========  =========

             COMMONWEALTH EDISON COMPANY AND SUBSIDIARY COMPANIES

                   NOTES TO FINANCIAL STATEMENTS--Concluded

  (18) Taxes, Except Income Taxes. Provisions for taxes, except income taxes, for the three months, six months and twelve months ended June 30, 2000 and 1999 were as follows:

                         Three Months Ended  Six Months Ended   Twelve Months Ended
                               June 30            June 30             June 30
                         ------------------- ------------------ --------------------
                           2000      1999      2000      1999     2000       1999
                         --------- --------- --------  -------- ---------  ---------
                                          (Thousands of Dollars)
Illinois public utility
 revenue................ $     --  $     402 $ (3,685) $  1,897 $  (4,601) $  26,449
Illinois electricity
 distribution tax.......    21,115    26,336   46,719    54,672   106,287    113,069
Municipal utility gross
 receipts...............    21,801    25,829   49,250    50,587    98,364    121,981
Real estate.............    40,133    29,479   75,915    62,506   127,803    122,776
Municipal compensation..    18,648    18,329   40,921    36,801    77,469     70,426
Energy assistance and
 renewable energy
 charge.................     8,651     8,776   17,451    17,445    34,428     33,909
Other--net..............    14,675    20,773   35,275    37,634    66,880     78,518
                         --------- --------- --------  -------- ---------  ---------
                         $ 125,023 $ 129,924 $261,846  $261,542 $ 506,630  $ 567,128
                         ========= ========= ========  ======== =========  =========

  See Unicom's Note 21 for additional information regarding Illinois invested capital taxes.

  (19) Lease Obligations. See the first paragraph of Unicom's Note 19 of Notes to Financial Statements.

  Future minimum rental payments at June 30, 2000 for operating leases of equipment and real property are estimated to aggregate to $251 million, including $13 million in 2000, $26 million in 2001, $23 million in 2002, $23 million in 2003, $22 million in 2004 and $144 million in 2005-2024.

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

                          PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

  During the first half of 2000, no civil penalties were imposed on ComEd for violations of NRC regulations. To ComEd's knowledge, there are no current enforcement issues outstanding or under review by the NRC.

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

  In August 1999, three class action lawsuits were filed against ComEd related to a series of service interruptions during the summer of 1999. The combined effect of these events resulted in over 100,000 customers losing service. On August 12, 1999, service was interrupted to ComEd customers on the near north and near west side of Chicago's central business district. While major commercial customers were affected, all service was restored on the same date. The class action complaints have been consolidated and seek to recover damages for personal injuries and property damage, as well as economic loss for these events. Further, ComEd initiated expedited claim settlements for those with primarily food spoilage claims. Conditional class certification has been approved by the Court for the sole purpose of exploring settlement talks. The lawsuits are pending in the Circuit Court of Cook County. ComEd filed a motion challenging the legal sufficiency of the consolidated complaints. On July 31, 2000, the judge dismissed two of the counts with prejudice and dismissed four of the counts with leave to replead. The plaintiffs have 28 days to replead, and then ComEd will have 28 days to respond. A status hearing is scheduled for October 10, 2000. ComEd's management believes adequate reserves have been established in connection with these cases.

  Following the summer 1999 service interruptions, the ICC opened a three-phase investigation of the design and reliability of ComEd's transmission and distribution system. At the conclusion of each phase of the investigation, the ICC will issue reports that will include specific recommendations for ComEd and a timetable for executing the recommendations. Although the recommendations are not legally binding on ComEd, the ICC may enforce the recommendations through litigation. The report on Phase I of the investigation was released the week of January 3, 2000, which focused on the outages of July and August 1999. The first and second of five reports on Phase II and Phase III, focusing on the transmission and distribution system, were released during the weeks of June 5 and June 17, respectively. The third report is anticipated later this summer. The investigation is expected to conclude by early 2001. Since summer 1999, the Company has devoted significant resources to improving the reliability of its transmission and distribution system. As a result of the application of these resources and discussions with the ICC, the Company believes that the likelihood of a successful material claim by the ICC resulting from this investigation is remote. The investigation is expected to conclude by early 2001.

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

  From time to time, Unicom and its subsidiaries are, or are claimed to be, in violation of or in default under orders, statutes, rules or regulations relating to environmental controls and other matters, compliance plans imposed upon or agreed to by them or permits issued by various state and federal agencies for the construction or operation of their facilities. Unicom and ComEd do not believe, so far as they now foresee, that such violations or defaults will have a material adverse effect on their future business and operating results, except for events otherwise described in Unicom and ComEd's Annual Reports on Form 10-K for the year ended December 31, 1999 or in these Quarterly Reports on Form 10-Q for the quarterly period ended June 30, 2000, which could have such an effect.

Item 4. Submission of Matters to a Vote of Security Holders.

  Unicom's annual meeting of shareholders was held on June 28, 2000. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                         Shares       Shares
  Nominee                                               Voted For  Withheld From
  -------                                              ----------- -------------
Edward A. Brennan..................................... 149,895,675   4,290,575
Carlos H. Cantu....................................... 149,213,506   4,972,744
James W. Compton...................................... 149,967,186   4,219,064
Bruce DeMars.......................................... 150,023,246   4,163,004
Sue L. Gin............................................ 149,950,215   4,236,035
Edgar D. Jannotta..................................... 149,967,058   4,219,192
John W. Rogers........................................ 149,981,921   4,204,329
John W. Rowe.......................................... 150,007,733   4,178,517
Richard L. Thomas..................................... 149,949,632   4,236,618

  Also at the meeting, the merger agreement between Unicom and PECO was approved. A total of 136,820,415 voted to approve the merger, 5,269,529 voted against the merger, 1,319,724 shares abstained and 10,776,582 shares were non-vote.

  Also at the meeting, the appointment by Unicom's Board of Directors of Arthur Andersen LLP as auditors for the year 2000 was approved. A total of 151,734,454 shares voted to approve the appointment, 993,900 shares voted against the appointment and 1,457,896 shares abstained.

  ComEd's annual meeting of shareholders was held on June 28, 2000. At that meeting, each of the persons named in the table below was elected as a director. Vote totals for each director are shown below:

                                                                       Shares
  Nominee                                                             Voted For
  -------                                                            -----------
Edward A. Brennan................................................... 183,737,262
Carlos H. Cantu..................................................... 183,737,262
James W. Compton.................................................... 183,737,262
Bruce DeMars........................................................ 183,737,262
Sue L. Gin.......................................................... 183,737,262
Edgar D. Jannotta................................................... 183,737,262
John W. Rogers...................................................... 183,737,262
John W. Rowe........................................................ 183,737,262
Richard L. Thomas................................................... 183,737,262

  Also at the meeting, the appointment by ComEd's Board of Directors of Arthur Andersen LLP as auditors for the year 2000 was approved. A total of 183,737,262 shares voted to approve the appointment.

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

  (b) Reports on Form 8-K

    A Current Report on Form 8-K dated May 9, 2000 was filed by Unicom and ComEd announcing Unicom's first quarter 2000 earnings and revised transmission and distribution expenditures for the year 2000.

    A Current Report on Form 8-K dated June 29, 2000 was filed by Unicom and ComEd announcing Unicom's shareholders' approval of the merger between Unicom and PECO.

                                  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, each registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on the 11th day of August 2000. The signature for each undersigned company shall be deemed to relate only to matters having reference to such company and its subsidiaries thereof.

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